Form 10-Q
period 2020-09-25
ALLEGRO MICROSYSTEMS, INC.
filed 2020-11-20
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
Commission File Number: 001-39675
_________________
ALLEGRO MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________

Delaware		46-2405937
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

955 Perimeter Road		03103
Manchester,	New Hampshire	(Zip Code)
(Address of principal executive offices)
(603) 626-2300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
_________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALGM	The Nasdaq Global Select Market
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 16, 2020, the registrant had 189,431,766 shares of common stock, $0.01 par value per share, outstanding.

2

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, prospective products and the plans and objectives of management for future operations, may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the offering, liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.
Forward-looking statements are based on our management’s belief and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” in this Quarterly Report. These risks and uncertainties include, but are not limited to:
•downturns or volatility in general economic conditions, including as a result of the COVID-19 pandemic, particularly in the automotive market;
•our ability to compete effectively with intense competition, expand our market share and increase our profitability;
•our ability to compensate for decreases in average selling prices of our products;
•the cyclical nature of the analog semiconductor industry;
•our ability to manage any sustained yield problems or other delays at our third-party wafer fabrication facilities or in the final assembly and test of our products;
•our ability to fully realize the benefits of past and potential future initiatives designed to improve our competitiveness, growth and profitability;
•our ability to accurately predict our quarterly net sales and operating results;
•our ability to adjust our supply chain volume to account for changing market conditions and customer demand;
•our dependence on manufacturing operations in the Philippines;
•changes in government trade policies, including the imposition of tariffs and export restrictions; and
•our ability to protect our proprietary technology and inventions through patents or trade secrets.
Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.
Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Allegro” refer to the operations of Allegro MicroSystems, Inc. and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 25, 2020 (Unaudited)	March 27, 2020
Assets
Current assets:
Cash and cash equivalents	$201,998	$214,491
Restricted cash	6,354	5,385
Trade accounts receivable, net of allowances for doubtful accounts of $338 and $288 at September 25, 2020 and March 27, 2020, respectively	57,926	59,457
Trade and other accounts receivable due from related party	16,783	30,851
Accounts receivable - other	2,780	1,796
Inventories	104,796	127,227
Prepaid expenses and other current assets	16,585	9,014
Total current assets	407,222	448,221
Property, plant and equipment, net	217,901	332,330
Deferred income tax assets	6,861	7,217
Goodwill	20,257	1,285
Intangible assets, net	36,274	19,958
Related party note receivable	51,377	—
Equity investment in related party	25,028	—
Other assets, net	14,779	8,810
Total assets	$779,699	$817,821
Liabilities, Non-Controlling Interest and Stockholders' Equity
Current liabilities:
Trade accounts payable	$23,856	$20,762
Amounts due to related party	1,157	4,494
Accrued expenses and other current liabilities	64,929	56,855
Current portion of related party debt	—	25,000
Bank lines-of-credit	33,000	43,000
Total current liabilities	122,942	150,111
Related party notes payable, less current portion	—	17,700
Other long-term liabilities	21,251	15,878
Total liabilities	144,193	183,689
Commitments and contingencies (Note 16)
Stockholders' Equity:
Common stock:
Class A, $.01 par value; 12,500,000 shares authorized; 10,000,000 shares issued and outstanding at September 25, 2020 and March 27, 2020	100	100
Class L, $.01 par value; 1,000,000 shares authorized; 638,298 shares issued and outstanding September 25, 2020; 622,470 shares issued and outstanding at March 27, 2020	6	6
Additional paid-in capital	439,732	458,697
Retained earnings	208,759	194,355
Accumulated other comprehensive loss	(14,133)	(19,976)
Equity attributable to Allegro MicroSystems, Inc.	634,464	633,182
Non-controlling interests	1,042	950
Total stockholders' equity	635,506	634,132
Total liabilities, non-controlling interest and stockholders' equity	$779,699	$817,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Income
(in thousands, except share and per share amounts)
(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net sales	$114,138	$146,615	$205,519	$282,891
Net sales to related party	22,511	16,625	46,131	32,792
Total net sales	136,649	163,240	251,650	315,683
Cost of goods sold	74,879	94,634	134,179	187,690
Gross profit	61,770	68,606	117,471	127,993
Operating expenses:
Research and development	25,130	25,952	49,510	52,080
Selling, general and administrative	24,238	27,593	51,027	53,121
Total operating expenses	49,368	53,545	100,537	105,201
Operating income	12,402	15,061	16,934	22,792
Other income (expense):
Interest income (expense), net	350	(65)	663	(70)
Foreign currency transaction (loss) gain	(1,318)	609	(1,186)	3,360
Income in earnings of equity investment	246	—	458	—
Other, net	20	(1,189)	213	(1,096)
Income before income taxes	11,700	14,416	17,082	24,986
Income tax provision	2,082	2,833	2,610	10,168
Net income	9,618	11,583	14,472	14,818
Net income attributable to non-controlling interests	34	18	68	69
Net income attributable to Allegro MicroSystems, Inc.	$9,584	$11,565	$14,404	$14,749
Net income attributable to Allegro MicroSystems, Inc. per share:
Basic and diluted	$0.96	$1.16	$1.44	$1.47
Weighted average shares outstanding:
Basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Comprehensive Income
(in thousands)
(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net income	$9,618	$11,583	$14,472	$14,818
Foreign currency translation adjustment	1,900	(1,784)	6,180	(1,017)
Net actuarial loss amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	(313)	—
Comprehensive income	$11,518	$9,799	$20,339	$13,801
Comprehensive (expense) income attributable to non-controlling interest	(31)	(33)	(24)	18
Comprehensive income attributable to Allegro MicroSystems, Inc.	$11,487	$9,766	$20,315	$13,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Changes in Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A		Common Stock, Class L		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 26, 2020	10,000,000	$100	638,298	$6	$439,679	$199,175	$(16,002)	$977	$623,935
Net income	—	—	—	—	—	9,584	—	34	9,618
Stock-based compensation	—	—	—	—	580	—	—	—	580
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	(527)	—	—	—	(527)
Foreign currency translation adjustment	—	—	—	—	—	—	1,869	31	1,900
Balance at September 25, 2020	10,000,000	$100	638,298	$6	$439,732	$208,759	$(14,133)	$1,042	$635,506

	Common Stock, Class A		Common Stock, Class L		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 28, 2019	10,000,000	$100	607,620	$6	$448,136	$160,569	$(15,460)	$814	$594,165
Net income	—	—	—	—	—	11,565	—	18	11,583
Stock-based compensation	—	—	—	—	374	—	—	—	374
Foreign currency translation adjustment	—	—	—	—	—	—	(1,817)	33	(1,784)
Balance at September 27, 2019	10,000,000	$100	607,620	$6	$448,510	$172,134	$(17,277)	$865	$604,338

	Common Stock, Class A		Common Stock, Class L		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 27, 2020	10,000,000	$100	622,470	$6	$458,697	$194,355	$(19,976)	$950	$634,132
Net income	—	—	—	—	—	14,404	—	68	14,472
Issuance of Class L shares, net of forfeitures	—	—	15,828	—	—	—	—	—	—
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	(19,692)	—	—	—	(19,692)
Reclassification of certain class L shares	—	—	—	—	(298)	—	—	—	(298)
Stock-based compensation	—	—	—	—	1,025	—	—	—	1,025
Foreign currency translation adjustment	—	—	—	—	—	—	6,156	24	6,180
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	(313)	—	(313)
Balance at September 25, 2020	10,000,000	$100	638,298	$6	$439,732	$208,759	$(14,133)	$1,042	$635,506

	Common Stock, Class A		Common Stock, Class L		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 29, 2019	10,000,000	$100	607,620	$6	$447,762	$157,385	$(16,278)	$814	$589,789
Net income	—	—	—	—	—	14,749	—	69	14,818
Stock-based compensation	—	—	—	—	748	—	—	—	748
Foreign currency translation adjustment	—	—	—	—	—	—	(999)	(18)	(1,017)
Balance at September 27, 2019	10,000,000	$100	607,620	$6	$448,510	$172,134	$(17,277)	$865	$604,338
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six-Month Period Ended
	September 25, 2020	September 27, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,472	$14,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,026	31,477
Deferred income taxes	1,307	(320)
Stock-based compensation	1,025	748
Loss on disposal of assets	293	559
Provisions for inventory and bad debt	209	1,941
Changes in operating assets and liabilities:
Trade accounts receivable	6,196	10,294
Accounts receivable - other	(1,292)	1,148
Inventories	(8,772)	3,043
Prepaid expenses and other assets	(16,725)	(3,863)
Trade accounts payable	2,793	(759)
Due to/from related parties	10,731	(19,601)
Accrued expenses and other current and long-term liabilities	(5,623)	(11,769)
Net cash provided by operating activities	28,640	27,716
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(18,091)	(18,199)
Acquisition of business, net of cash acquired	(8,500)	—
Proceeds from sales of property, plant and equipment	282	3,920
Contribution of cash balances due to divestiture of subsidiary	(16,335)	—
Net cash used in investing activities	(42,644)	(14,279)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party note receivable	—	30,000
Net cash provided by financing activities	—	30,000
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	2,480	(7,157)
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(11,524)	36,280
Cash and cash equivalents and Restricted cash at beginning of period	219,876	103,257
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$208,352	$139,537
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$214,491	$99,743
Restricted cash at beginning of period	5,385	3,514
Cash and cash equivalents and Restricted cash at beginning of period	$219,876	$103,257
Cash and cash equivalents at end of period	201,998	134,349
Restricted cash at end of period	6,354	5,188
Cash and cash equivalents and Restricted cash at end of period	$208,352	$139,537
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$107	$763
Cash paid for income taxes	$6,385	$4,582
Non-cash transactions:
Changes in Trade accounts payable related to Property, plant and equipment, net	$(4,000)	$(2,659)
Loans to cover purchase of common stock under employee stock plan	$171	$—
Deconsolidation related to Divestiture Transactions (Note 1)	$—	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation
Allegro MicroSystems, Inc., together with its consolidated subsidiaries (“AMI” or the “Company”), is a global leader in designing, developing and manufacturing sensing and power solutions for motion control and energy-efficient systems in automotive and industrial markets. The Company was incorporated under the laws of Delaware on March 30, 2013 under the name of Sanken North America, Inc. (“SKNA”) as a wholly owned subsidiary of Sanken Electric Co., Ltd. (“Sanken”). In October 2017, Sanken sold 28.8% of the common stock of SKNA to One Equity Partners (“OEP”). In April 2018, SKNA filed a certificate of amendment in the state of Delaware to change its name to Allegro MicroSystems, Inc. The Company is headquartered in Manchester, New Hampshire and has a global footprint with 16 locations across four continents.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited condensed consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included the Company’s final prospectus on Form 424(b) filed with the SEC on October 30, 2020 (the “Prospectus”). In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
On March 28, 2020, the Company entered into an agreement to divest a majority of its ownership interest in Polar Semiconductor, Inc. (“PSL”) to Sanken, in order to better align with its fabless, asset-lite scalable manufacturing strategy. In order to affect this in-kind, non-cash transaction, Sanken contributed the forgiveness of the fair value of the entire related party notes payable of $42,700 owed to Sanken and the Company contributed the forgiveness of the fair value of $15,000 out of the $66,377 total debt owed by PSL to the Company, which was previously eliminated in consolidation. Following the divestiture, Sanken held a 70% majority share in PSL with the Company retaining a 30% minority shareholder interest. The investment was recorded for the 30%, totaling $25,669 at the divestiture date. Beginning with reporting periods on and after March 28, 2020, the investment is included on the Company’s balance sheet as an equity investment in a related party including a tax impact of $419 for the fair value basis difference compared to book value and $458 of income earned during the six months ended September 25, 2020.
In addition, the difference between the fair value contributed by both parties at the consummation of this transaction and the book value was treated as an adjustment of capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries within additional paid-in capital of $19,692 at September 25, 2020. This amount includes an estimated tax effect of $527 and $2,497 for the three- and six-month periods ended September 25, 2020, respectively, of which $419 was charged against the investment noted above.
On March 28, 2020, in connection with the divestiture described above, the Company also formally terminated its distribution agreement with Sanken to distribute Sanken’s products and entered into a transitional services agreement with PSL, who contracted with Sanken as their new channel for fulfillment of Sanken product sales in North America and Europe. Sanken will continue to provide distribution support for Allegro’s products in Japan. See Note 20, ”Related party transactions,” for further discussion.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
In accordance with the divestiture transactions noted above, the following non-cash assets and liabilities and related equity impacts attributable to the unaudited statement of cash flows are summarized below:

March 28, 2020
Cash and cash equivalents	$(15,332)
Restricted cash	(1,013)
Trade accounts receivable, net of allowances	37
Accounts receivable – other	(308)
Inventories	(32,250)
Prepaid expenses and other current assets	(376)
Property, plant and equipment, net	(115,341)
Related party note receivable	51,377
Equity investment in related party	25,462
Other assets, net	5,609
Trade accounts payable	4,176
Accrued expenses and other current liabilities	7,150
Current portion of related party debt	25,000
Bank lines-of-credit	10,000
Related party notes payable, less current portion	17,700
Other long-term liabilities	(1,247)
Additional paid-in capital	19,165
Impact of the COVID-19 Coronavirus
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic.
The Company continues to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and the Company may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on the Company’s business stemming from current measures and potential future measures that could restrict access to the Company’s facilities, limit manufacturing and support operations and place restrictions on the Company’s workforce and suppliers. The measures implemented by various authorities related to the COVID-19 outbreak have caused the Company to change its business practices including those related to where employees work, the distance between employees in the Company’s facilities, limitations on the in person meetings between employees and with customers, suppliers, service providers, and stakeholders as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events.
The full extent to which the ongoing COVID-19 pandemic adversely affects the Company’s financial performance will depend on future developments, many of which are outside of the Company’s control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect the Company’s business and financial results. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect the Company’s business and its access to needed capital and liquidity. Even after the COVID-19 pandemic has lessened or subsided, the Company may continue to experience adverse impacts on its business and financial performance as a result of its global economic impact.
To the extent that the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition or liquidity, it also may heighten many of the other risks. Such risks include, if the business impacts of COVID-19

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
carry on for an extended period, could cause the Company to recognize impairments for goodwill and certain long-lived assets including amortizable intangible assets.
The Company has taken actions to mitigate its financial risk given the uncertainty in global markets caused by the COVID-19 pandemic. During the fourth quarter of fiscal year 2020, the Company borrowed $43,000 under its revolving credit facilities. The borrowing was made as part of the Company’s ongoing efforts to preserve financial flexibility in light of the current uncertainty in the global markets and related effects on the Company’s business resulting from the COVID-19 pandemic. While the Company does not currently expect to use the proceeds from these borrowings for any near-term liquidity needs, it may use the proceeds for working capital and other general corporate purposes.
On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”). The CARES Act contains numerous tax provisions including a correction to the applicable depreciation rates available in the original Tax Cuts and Jobs Act (“TCJA”) for Qualified Improvement Property (“QIP”). The Company currently estimates a $1,680 cash acceleration is available to it as a result of this change and the Company plans to adjust its historical income tax filings accordingly. Additional income tax provisions of the Act are currently being evaluated and not expected to have a material impact. The CARES Act also contains a provision for deferred payment of 2020 employer payroll taxes after the date of enactment to future years. The Company expects to defer a portion of its remaining 2020 employer payroll taxes to subsequent years.
Financial Periods
The Company’s second quarter three-month period is a 13-week period ending on the last Friday in September. The Company’s 2021 fiscal three- and six-month period ended September 25, 2020 and the Company’s 2020 three- and six-month period ended September 27, 2019.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the unaudited consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates relate to useful lives of fixed and intangible assets, allowances for doubtful accounts and customer returns and sales allowances. Such estimates could also relate to the net realizable value of inventory, accrued liabilities, the valuation of stock-based awards, deferred tax valuation allowances, and other reserves. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements.
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholder’s equity as a reduction of the additional paid-in capital generated as a result of the offering. As of September 25, 2020 and March 27, 2020, the Company had $1,806 and $0 of deferred offering costs, respectively.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, which management believes to be of a high credit quality. To manage credit risk related to accounts receivables, the Company evaluates its creditworthiness of its customers and maintains allowances, to the extend necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any significant credit losses to date.
As of September 25, 2020 and March 27, 2020, Sanken accounted for 15.5% and 33.8% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net during those periods ended.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
For the three- and six-month periods ended September 25, 2020, Sanken accounted for 16.5% and 18.3% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- and six-month periods ended September 25, 2020. For the three- and six-month periods ended September 27, 2019, Sanken accounted for 10.2% and 10.4% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- and six-month periods ended September 27, 2019.
During the three-month period ended September 25, 2020 sales from customers located outside of the United States accounted for in the aggregate 84.7% of the Company’s total net sales, with Greater China accounting for 27.8% and Japan accounting for 16.4%. No other countries accounted for greater than 10% of total net sales for the three-month period ended September 25, 2020. During the six-month period ended September 25, 2020 sales from customers located outside of the United States in the aggregate accounted for 86.5% of the Company’s total net sales, with Greater China accounting for 27.8%, Japan accounting for 18.3% and South Korea accounting for 10.4%. No other countries accounted for greater than 10% of total net sales for the six-month period ended September 25, 2020.
During the three-month period ended September 27, 2019 sales from customers located outside of the United States in the aggregate accounted for 81.2% of the Company’s total net sales, with Japan accounting for 26.0% and Greater China accounting for 22.5%. No other countries accounted for greater than 10% of total net sales for the three-month period ended September 27, 2019. During the six-month period ended September 27, 2019 sales from customers located outside of the United States in the aggregate accounted for 81.2% of the Company’s total net sales, with Japan accounting for 27.2% and Greater China accounting for 18.9%. No other countries accounted for greater than 10% of total net sales for the six-month period ended September 27, 2019.
Impact of Recently Issued Accounting Standards
The Company qualifies as “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or “the new lease standard”) which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense for operating leases and amortization and interest expense for financing leases. Leases with a term of 12 months or less may be accounted for similar to prior guidance for operating leases.
In July 2018, the FASB issued ASU No. 2018-11, which added an optional transition method under the new lease standard that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities.
In May 2020, FASB issued ASU No. 2020-05 delaying the effective date of the new lease standard for nonpublic companies to fiscal years beginning after December 15, 2021 and interim periods within those fiscal years beginning after December 15, 2022. The Company expects to adopt this guidance during fiscal year 2022 and it is currently evaluating the expected effect on its consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which adds an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-03, along with its subsequent clarifications, was effective for public companies beginning after

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
December 15, 2019 and is effective for nonpublic companies for fiscal years beginning after December 15, 2021. The Company is evaluating the new guidance and the expected effect on its consolidated financial statements and related disclosures. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For public entities, this guidance was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2020.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 should be applied on a retrospective transition basis, and it is effective for public companies beginning after December 15, 2020 and for nonpublic companies beginning after December 15, 2021. The Company is evaluating the new guidance and the expected effect on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, regarding transfers between levels of financial instruments, amounts of unrealized gains and losses included in other comprehensive (loss) income for Level 3 fair value measurements and the information used to determine the fair value of Level 3 fair value measurements. The standard is effective for both public and nonpublic companies, for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance on whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. This ASU is effective for fiscal years beginning after December 15, 2020 for public companies and for fiscal years beginning after December 15, 2021 for nonpublic companies, with early adoption permitted. The Company is evaluating the new guidance and the expected effect on its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01 Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 for public companies and beginning after December 15, 2021 for nonpublic entities with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2020-01 will have on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective for all entities upon issuance on March 12, 2020, and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or any other reference rate expected to be discontinued. The Company is still assessing the impact that the adoption of ASU 2020-04 will have on its consolidated financial statements.
3. Acquisition
On August 28, 2020 the Company closed on its purchase of Voxtel, Inc. (the “Acquisition”), a privately-held technology company located in Beaverton, Oregon that develops, manufactures and supplies photonic and advanced 3D imaging technologies. The total preliminary purchase price was $35,081, including certain earn-outs that have the potential payout of $15,000. The fair value of these earn-outs at acquisition date was $7,800.
The Acquisition has been accounted for as a business combination and, in accordance with ASC 805, Business Combinations, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following table summarizes the preliminary purchase price allocation recorded:

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

Estimated fair value of consideration:
Base purchase price	$27,281
Contingent Consideration	7,800
Total estimated fair value of consideration	$35,081
Estimated fair value of assets acquired and liabilities assumed:
Net working capital	$3,996
Property and equipment	57
Finite-life intangible assets	13,600
Indefinite-life intangible assets	2,400
Deferred tax liability	(3,843)
Goodwill	18,871
Allocated purchase price	$35,081
The significant intangible assets identified in the preliminary purchase price allocation discussed above include completed technology, in-process research and development, customer relationships and trademarks. Completed technology, customer relationships and trademarks are amortized over their respective useful lives on a straight-line basis. An estimated fair value of $2,400 was assigned to acquired in-process research and development costs with an indefinite life.
Amortization of completed technology is included within cost of revenue, and amortization of customer relationships and trademarks is included within selling, general and administrative expense. To value the completed technology and the in-process research and development assets, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distribution method, a subset of the excess-earnings method to value the customer relationships and trademarks.
The following table presents the estimated fair values and useful lives of the identifiable finite-life intangible assets acquired:

	Useful Life	Fair value
Completed technology	12 years	$13,100
Customer relationships	6 years	300
Trademarks	5 years	200
		$13,600
Goodwill was recognized for the excess purchase price over the fair value of the net assets acquired. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. Goodwill from the Acquisition is included within the Company’s one reporting unit and is included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the Acquisition is not deductible for tax purposes.
The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition, which remains preliminary, and using assumptions that the Company’s management believes are reasonable given the information then available. The final allocation of the purchase price may differ materially from the information presented in these condensed consolidated financial statements. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.
The revenues and loss before income taxes from the Acquisition were immaterial to the Company’s consolidated results for the three-month period ended September 25, 2020. The Company has not presented pro forma results of operations for the Acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
4. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”), application-specific analog power semiconductors, wafer foundry products and from the sale of Sanken related products. The following tables summarize net sales disaggregated by core end market and application, by product and by geography for the three- and six- month periods ended September 25, 2020 and September 27, 2019. The categorization of net sales by core end market and application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location the products are being shipped to.
Net sales by core end market and application:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Core end market:
Automotive	$89,479	$98,209	$165,857	$190,607
Industrial	21,650	18,092	42,056	34,737
Other	25,520	20,542	43,737	38,329
Other applications:
Wafer foundry products	—	16,698	—	32,988
Distribution of Sanken products	—	9,699	—	19,022
Total net sales	$136,649	$163,240	$251,650	$315,683
Net sales by product:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Power integrated circuits (“PIC”)	$50,271	$45,235	$91,870	$80,235
Magnetic sensors (“MS”)	86,097	91,608	159,499	183,438
Photonics	281	—	281	—
Wafer foundry products	—	16,698	—	32,988
Distribution of Sanken products	—	9,699	—	19,022
Total net sales	$136,649	$163,240	$251,650	$315,683
Net sales by geography:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Americas:
United States	$20,962	$30,659	$33,958	$59,248
Other Americas	3,249	5,200	5,177	11,208
EMEA:
Europe	24,374	24,140	42,220	52,281
Asia:
Japan	22,511	42,472	46,131	85,940
Greater China	37,935	36,696	70,006	59,960
South Korea	12,515	13,950	26,127	27,294
Other Asia	15,103	10,123	28,031	19,752
Total net sales	$136,649	$163,240	$251,650	$315,683
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. At September 25, 2020 and March 27, 2020, these adjustments were $19,337 and $17,473, respectively, and were netted against

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
trade accounts receivable in the unaudited consolidated balance sheets. These amounts represent activity of a charge of $1,864 and a credit of $412 for the six-month periods ended September 25, 2020 and September 27, 2019, respectively.
Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of September 25, 2020 and March 27, 2020 measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at September 25, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$41,342	$—	$—	$41,342
Restricted cash:
Money market fund deposits	6,354	—	—	6,354
Total assets	$47,696	$—	$—	$47,696
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$7,800	$7,800
Total liabilities	$—	$—	$7,800	$7,800

	Fair Value Measurement at March 27, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$46,337	$—	$—	$46,337
Restricted cash:
Money market fund deposits	5,385	—	—	5,385
Total assets	$51,722	$—	$—	$51,722
The following table shows the change in fair value of Level 3 contingent consideration in connection with the Acquisition for the six-month period ended September 25, 2020:

Level 3 Contingent Consideration
Balance at March 27, 2020	$—
Additions during the year	7,800
Balance at September 25, 2020	$7,800
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust fund, loans, bonds, stock and other investments which are the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans.”
During the six-month periods ended September 25, 2020 and September 27, 2019, there were no transfers between Level 1, Level 2 and Level 3.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
6. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	September 25, 2020	March 27, 2020
Trade accounts receivable	$93,657	$107,223
Less:
Allowance for doubtful accounts	(338)	(288)
Returns and sales allowances	(18,999)	(17,185)
Related party trade accounts receivable	(16,394)	(30,293)
Total	$57,926	$59,457
Changes in the Company’s allowance for doubtful accounts and returns and sales allowances were as follows:

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 27, 2020	$288	$17,185	$17,473
Charged to costs and expenses or revenue	50	64,316	64,366
Write-offs, net of recoveries	—	(62,502)	(62,502)
Balance at September 25, 2020	$338	$18,999	$19,337

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 29, 2019	$412	$17,607	$18,019
Charged to costs and expenses or revenue	(201)	57,155	56,954
Write-offs, net of recoveries	—	(57,366)	(57,366)
Balance at September 27, 2019	$211	$17,396	$17,607
7. Inventories
Inventories include material, labor and overhead and consisted of the following:

	September 25, 2020	March 27, 2020
Raw materials and supplies	$9,415	$12,411
Work in process	61,916	87,606
Finished goods	30,061	24,659
Finished goods – consigned	3,404	2,551
Total	$104,796	$127,227
In connection with the Acquisition, the Company acquired inventory with a stepped-up basis of $3,120 in the three- and six-month periods ended September 25, 2020. The Company recorded inventory provisions totaling $490 and $2,073 for the three- and six-month periods ended September 25, 2020, respectively, and $473 and $1,530 for the three- and six-month periods ended September 27, 2019, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
8. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	September 25, 2020	March 27, 2020
Land	$23,419	$27,898
Buildings, building improvements and leasehold improvements	89,433	150,402
Machinery and equipment	476,338	694,215
Office equipment	6,690	7,517
Construction in progress	18,504	27,919
Total	614,384	907,951
Less accumulated depreciation	(396,483)	(575,621)
Total	$217,901	$332,330
Total depreciation expense amounted to $11,797 and $22,606 in the three- and six-month periods ended September 25, 2020, respectively, and $15,540 and $30,570 in the three- and six-month periods ended September 27, 2019, respectively.
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of September 25, 2020 and March 27, 2020 are as follows:

	September 25, 2020	March 27, 2020
United States	$40,659	$152,536
Philippines	127,274	106,618
Thailand	41,519	62,380
Other	9,842	12,112
Total	$219,294	$333,646
Amortization of prepaid tooling costs amounted to $19 and $36 for the three- and six-month periods ended September 25, 2020, respectively, and $30 and $62 in the three- and six-month periods ended September 27, 2019, respectively.
9. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 27, 2020	$1,285
Goodwill arising from acquisition	18,871
Currency translation	101
Balance at September 25, 2020	$20,257
Intangible assets, net is as follows:

	September 25, 2020
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$30,801	$11,066	$19,735	10 years
Customer relationships	6,193	5,797	396	9 years
Process technology	17,150	1,755	15,395	12 years
Trademarks	810	62	748	5 years
Other	32	32	—
Total	$54,986	$18,712	$36,274

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	March 27, 2020
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$29,115	$9,834	$19,281	10 years
Customer relationships	5,462	5,335	127	9 years
Process technology	1,650	1,650	—
Trademarks	608	58	550
Other	32	32	—
Total	$36,867	$16,909	$19,958
As summarized in Note 3, “Acquisition,” the Company completed its acquisition of Voxtel, Inc. during the three-month period ended September 25, 2020. The Company paid an amount of $35,081 to acquire Voxtel, which represents its fair value on that date. Any excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which amounted to $18,871. As a result of the Acquisition, the Company recorded finite-life intangible assets of $13,600, the types and lives of which are detailed in the above-referenced financial note. In addition, as a result of the acquisition, the Company recorded indefinite-life intangible assets of $2,400.
Intangible assets amortization expense was $671 and $1,384 for the three- and six-month periods ended September 25, 2020, respectively, and $418 and $845 for the three- and six-month periods ended September 27, 2019, respectively. The majority of the Company’s intangible assets are related to patents as noted above. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When the Company capitalizes patent defense costs it amortizes these costs over the remaining estimated useful life of the patent, which is generally ten years. There were no such costs capitalized during either of the first six months of fiscal years 2020 or 2021.
As of September 25, 2020, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

Remainder of 2021	$1,584
2022	3,057
2023	2,917
2024	2,788
2025	2,598
Thereafter	23,330
Total	$36,274
10. Other Assets, net
The composition of other assets, net is as follows:

	September 25, 2020	March 27, 2020
VAT receivables long-term, net	$4,988	$3,039
Deposits	2,376	2,399
Prepaid contracts long-term	3,609	1,282
Deferred offering costs	1,806	—
Other	2,000	2,090
Total	$14,779	$8,810

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
11. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	September 25, 2020	March 27, 2020
Accrued management incentive (LTIP)	$748	$11,488
Accrued management incentive (non-LTIP)	7,176	6,273
Accrued salaries and wages	18,105	12,069
Base acquisition purchase price due	17,244	—
Accrued vacation	5,804	7,146
Accrued severance	4,417	6,065
Accrued professional fees	4,258	4,036
Accrued income taxes	1,324	3,408
Accrued utilities	666	1,114
Other current liabilities	5,187	5,256
Total	$64,929	$56,855
12. Management Long-Term Incentive Plan
On August 28, 2015 the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (“LTIP”) for certain employees. Under the LTIP, employees receive cash payments upon achievement of certain performance metrics determined based on a three-year rolling performance period. The Company had executed individual agreements with employees to pay certain incentives upon achievement of the plan conditions at the end of each three-year performance period. The accrual activity, payments, removal due to divestitures and balances related to the LTIP are as follows:

Description	Current Liabilities	Long-Term Liabilities
Balance at March 27, 2020	$11,488	$2,439
Reclassification	1,004	(1,004)
Payments	(11,096)	—
Removal due to divestiture	(378)	(398)
Accruals	(270)	(1,037)
Balance at September 25, 2020	$748	$—
The current and long-term portion of the liabilities associated with the LTIP is included within accrued expenses and other current liabilities and other long-term liabilities in the Company’s unaudited consolidated balance sheets, respectively.
13. Bank Lines of Credit
On January 22, 2019, the Company, through its subsidiaries, entered into a revolving line-of-credit agreement, with a financial institution, that provides for a maximum borrowing capacity of $25,000. The revolving line-of credit bears interest at LIBOR on the day of the advance plus a 0.4% spread payable upon maturity of the draws, and expires on January 22, 2021. During fiscal year 2020, the Company borrowed $25,000 under the revolving line-of-credit. As of March 27, 2020, the Company had a $25,000 outstanding balance under the revolving line-of-credit agreement with an original repayment date of June 19, 2020 at an interest rate of 1.7%. In the first quarter of fiscal 2021 repayment of the $25,000 borrowings under the revolving line-of-credit was extended to December 18, 2020, and as of September 25, 2020 the Company’s outstanding balance under the revolving line-of-credit agreement was $25,000. The revolving line of credit is secured, for one-year period, by a non-refundable fee of $25 that was paid to the financial institution. In connection with entering into a new revolving credit facility on September 30, 2020, the Company used cash on hand to repay all amounts outstanding under the line-of-credit and terminated all commitments thereunder. See Note 21, “Subsequent Events.”
On March 27, 2006, the Company, through its subsidiaries, entered into a revolving line-of-credit agreement, with a financial institution, that provides for a maximum borrowing capacity of $10,000. The revolving line-of-credit bears interest at LIBOR on the day of the advance plus 1.0% spread payable upon maturity of the draws and is guaranteed by Sanken.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Under the terms of the revolving line-of-credit agreement, the principal is due at various times during fiscal year 2021. During fiscal year 2020, the Company borrowed $10,000 under the revolving line of credit. As of March 27, 2020, the Company had $10,000 outstanding balance under the revolving line-of-credit agreement maturing on September 16, 2020, at an interest rate of 2.5%. On March 28, 2020, in conjunction with the divestiture of PSL, the debt was deconsolidated.
On December 5, 2001, the Company, through its subsidiaries, entered into a line-of-credit agreement with a financial institution that provides for a maximum borrowing capacity of $8,000. On March 18, 2020, the Company borrowed $8,000 under the line-of-credit. As of March 27, 2020, the Company had $8,000 outstanding balance under the line-of-credit agreement maturing on June 18, 2020 at an interest rate of 1.9%. In the first quarter of fiscal 2021 repayment of the $8,000 borrowings under the line-of-credit was extended to December 21, 2020, and as of September 25, 2020 the Company’s outstanding balance under the line-of-credit agreement was $8,000. In connection with entering into a new revolving credit facility, the Company used cash on hand to repay all amounts outstanding under the line-of-credit and terminated all commitments thereunder. See Note 21, “Subsequent Events.”
On November 26, 2019, the Company, through its subsidiaries, entered into a line-of-credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,235 at September 25, 2020) at the bank’s prevailing interest rate, which was approximately 4.6% at both September 25, 2020 and March 27, 2020. The line-of credit expires on August 31, 2021. There were no borrowings outstanding under this line-of-credit as of September 25, 2020 or March 27, 2020.
On November 20, 2019, the Company, through its subsidiaries, entered into a line-of-credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $1,544 at September 25, 2020) at the bank’s prevailing interest rate. The line-of credit expires on June 30, 2021. There were no borrowings outstanding under this line-of-credit as of September 25, 2020 or March 27, 2020.
Given the continued uncertainty surrounding COVID-19, during the month of March 2020, the Company executed a $43,000 drawdown of the majority of its remaining available lines-of-credit under its existing agreements, as noted above. The Company took this action as a precautionary measure to increase its cash position and help maintain financial flexibility. The proceeds from the drawdown will be available to be used for working capital, general corporate or other purposes during the COVID-19 crisis into fiscal year 2021. After the divestiture of PSL, the remaining $33,000 of bank lines-of-credit was classified as short-term as of September 25, 2020.
14. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	September 25, 2020	March 27, 2020
Accrued management incentive (LTIP)	$—	$2,439
Accrued management incentive (non-LTIP)	1,012	2,304
Accrued retirement	9,213	8,005
Accrued contingent consideration	7,800	—
Provision for uncertain tax positions (net)	2,952	2,855
Other	274	275
Total	$21,251	$15,878
15. Retirement Plans
The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the benefit obligations) of its defined benefit pension plans in its unaudited consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (“AOCI”), net of tax. These amounts will continue to be recognized as a component of future net periodic benefit cost consistent with the Company’s past practice. Further, actuarial gains and losses and prior service costs that arise in future periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will also be recognized as a component of

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
future net periodic benefit costs consistent with the Company’s past practice. The Company uses a measurement date for its defined benefit pension plans and other postretirement benefit plans that is equivalent to its fiscal year-end.
Plan Descriptions
Non-U.S. Defined Benefit Plan
The Company, through its its wholly-owned subsidiary, Allegro MicroSystems Philippines, Inc. (“AMPI”), has a defined benefit pension plan, which is a noncontributory plan that covers substantially all employees of the respective subsidiary. The plan’s assets are invested in common trust funds, bonds and other debt instruments and stocks.
Effect on the unaudited Statements of Income
Expense related to the non-U.S. defined benefit plan was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Service cost	$277	$238	$547	$475
Interest cost	156	168	308	334
Expected return on plan assets	(74)	(82)	(152)	(164)
Net acquired/transferred obligation	—	—	—	—
Amortization of net transition asset	—	(3)	—	(6)
Amortization of prior service cost	2	2	4	4
Actuarial loss	45	24	79	48
Net periodic pension expense	$406	$347	$786	$691
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets as of September 25, 2020 and March 27, 2020, using the same three-level hierarchy of fair value inputs described in the significant accounting policies included in the audited consolidated financial statements as of March 27, 2020 and for the year then ended, which are included in the previously filed Prospectus.

	Fair Value at September 25, 2020	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,862	$1,862	$—	$—
Unit investment trust fund	1,098	—	1,098	—
Loans	605	—	—	605
Bonds	1,309	—	1,309	—
Stocks and other investments	1,820	692	1	1,127
Total	$6,694	$2,554	$2,408	$1,732

	Fair Value at March 27, 2020	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,260	$1,260	$—	$—
Unit investment trust fund	897	—	897	—
Loans	756	—	—	756
Bonds	1,094	—	1,094	—
Stocks and other investments	1,572	1,207	1	364
Total	$5,579	$2,467	$1,992	$1,120

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following table shows the change in fair value of Level 3 plan assets for the six-month period ended September 25, 2020:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 27, 2020	$756	$364
Additions during the year	120	—
Redemptions during the year	(303)	—
Revaluation of equity securities	—	745
Change in foreign currency exchange rates	32	18
Balance at September 25, 2020	$605	$1,127
The investments in the Company’s major benefit plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within the market sectors. In recent years, the Company’s investment policy has shifted toward a closer matching of the interest-rate sensitivity of the plan assets and liabilities. The appropriate mix of equity and bond investments is determined primarily through the use of detailed asset-liability modeling studies that look to balance the impact of changes in the discount rate against the need to provide asset growth to cover future service cost. The Company, through its wholly-owned subsidiary, Allegro MicroSystems, LLC’s (“AML”), non-U.S. defined benefit plan, has added a greater proportion of fixed income securities with return characteristics that are more closely aligned with changes in liabilities caused by discount rate volatility. There are no significant restrictions on the amount or nature of the investments that may be acquired or held by the plans.
During the three- and six-month periods ended September 25, 2020 the Company contributed approximately $247 and $487 to its non-U.S. pension plan, respectively, and during the three- and six-month periods ended September 27, 2019 the Company contributed approximately $230 and $463 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $943 to its non-U.S. pension plan in fiscal year 2021.
Other Defined Benefit Plan
In December 1993, the Company commenced with a rollover pension promise agreement (“Pension Promise”) to offer a then European employee an insured annuity upon their retirement at age 65. The employee was the only eligible participant of the Pension Promise. The impact associated with the expense and related other income with the Pension Promise was insignificant in fiscal years 2020 and 2019, respectively. The total values of the Pension Promise in the amounts of 827 and 866 British Pounds Sterling at September 25, 2020 and March 27, 2020, respectively (approximately $1,053 and $975 at September 25, 2020 and March 27, 2020, respectively), were classified with other in other assets, net and accrued retirement in other long-term liabilities in the Company’s unaudited consolidated balance sheets.
Defined Contribution Plan
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled approximately $1,040 and $2,069 for the three- and six-month periods ended September 25, 2020, respectively, and approximately $960 and $2,007 for the three- and six-month periods ended September 27, 2019, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $206 and $385 for the three- and six-month periods ended September 25, 2020, respectively, and approximately $183 and $359 for the three- and six-month periods ended September 27, 2019, respectively.
The Company has a 401(k) plan that covers all employees meeting certain service and age requirements. Employees are eligible to participate in the plan upon hire when the service and age requirements are met. Employees may contribute up to 35% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Service. All employees are 100% vested in their contributions at the time of plan entry. As of January 1, 2008, and until January 1, 2015, the Company’s former wholly-owned subsidiary, PSL, adopted and used a Safe Harbor provision, whereby PSL contributed 3%

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
of compensation each pay period for all eligible employees meeting the Safe Harbor criteria. As of January 1, 2015, PSL may match, at its discretion, 100% of the employee’s contribution, up to a maximum of 5% of their eligible compensation. PSL’s matching contributions in the three- and six-month periods ended September 27, 2019 was $401 and $934, respectively.
16. Commitments and Contingencies
Operating Leases
The Company, through its subsidiaries, leases certain real estate property and equipment under operating lease agreements that expire at various dates between one and seven years. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance. Some leases contain escalation clauses, renewal options and purchase options. There have been no material changes to these lease commitments since March 27, 2020.
Insurance
The Company, through its subsidiaries, utilizes self-insured employee health programs for employees in the United States. The Company records estimated liabilities for its self-insured health programs based on information provided by the third-party plan administrators, historical claims experience and expected costs of claims incurred but not reported. The Company monitors its estimated liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s unaudited consolidated financial position and results of operations.
Legal proceedings
The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, and the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable, the Company will disclose the nature of the contingency, and if estimable, will provide the likely amount of such loss or range of loss. Furthermore, the Company does not believe there are any matters that could have a material adverse effect on financial position, results of operations or cash flows.
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts as of September 25, 2020 or March 27, 2020.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the unaudited consolidated statements of operations during the period such determination was made. No environmental accruals were established at September 25, 2020 or March 27, 2020.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
17. Net Income per Share
The following table sets forth the computation of diluted net income attributable to Allegro MicroSystems, Inc. per share:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Net income attributable to Allegro MicroSystems, Inc.	$9,584	$11,565	$14,404	$14,749
Net income attributable to common stockholders	9,618	11,583	14,472	14,818
Weighted average basic and diluted common shares	10,000,000	10,000,000	10,000,000	10,000,000
Basic and diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.96	$1.16	$1.44	$1.47
Basic and diluted net income attributable to common stockholders per share	$0.96	$1.16	$1.45	$1.48
Class A shares are entitled to a priority dividend of 8%. After Class A shareholders receive an annualized return on capital of 8%, distributions of the remaining value are split between Class A and Class L shareholders based on the achievement of certain return targets. In determining income to the Class A stockholders for computing basic and diluted earnings per share for the three- and six-month periods ended September 25, 2020 and September 27, 2019, the Company did not allocate income to the Class L shares in accordance with ASC 260, because such classes of shares would not have shared in the distribution had all of the income for the periods been distributed. Accordingly, earnings per share calculations were provided only for the class A shares.
Unaudited Pro Forma Net Income per Share
Unaudited pro forma basic and diluted net income per share attributable to Allegro MicroSystems, Inc. for the three- and six-month periods ended September 25, 2020 have been prepared to give effect to the Common Stock Conversion as described below in Note 21, “Subsequent Events” as if such event had occurred on September 25, 2020.

	Three-Month Period Ended September 25, 2020	Six-Month Period Ended September 25, 2020
Numerator:
Net income, as reported	$9,584	$14,404
Denominator:
Weighted-average shares used to compute net income per share attributable to common shareholders, basic	10,000,000	10,000,000
Pro forma adjustments to reflect the Common Stock Conversion	156,500,000	156,500,000
Pro forma adjustments to reflect the Company’s buy-back of shares to cover withholding taxes	(2,068,234)	(2,068,234)
Total	164,431,766	164,431,766
Pro forma net income per share attributable to common shareholders	$0.06	$0.09
18. Common Stock and Stock-Based Compensation
The Company has two classes of common stock, Class A common stock and Class L common stock. The Company’s Board of Directors authorized 12,500,000 shares of Class A common stock at par value of $0.01, out of which the Company issued 6,720,000 to Sanken in exchange for its previous common shares. The previous single class of common stock was retired in full. The Company sold 2,880,000 of newly-issued shares of Class A common stock, representing a 28.8% ownership interest, to OEP for cash consideration of $291,000. The stock issuance proceeds were recorded net of $9,260 of

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
related transaction costs. The Company’s Board of Directors authorized 1,000,000 shares of Class L common stock at a par value of $0.01.
Both Class A and Class L common stock are entitled to dividends, when, and if declared by the Board of Directors. Holders of shares of Class A common stock are entitled to a priority dividend of 8%. After holders of shares of Class A common stock receive an annualized return on capital of 8%, distributions of the remaining value are split between holders of shares of Class A common stock and Class L common stock based on the achievement of certain return targets.
Each outstanding share of Class A common stock entitles the holder to one vote on each matter submitted to a vote of the stockholders of the Company, including the election of the Board of Directors. Holders of Class L common stock are not entitled to vote.
In the event of voluntary or involuntary liquidation, dissolution or winding-up of the Company, any amounts available for distribution by the Company will be paid to the holders of Class A common stock and Class L common stock, as if such distribution were a dividend paid, factoring in the priorities as described above.
Upon the earliest of (i) an initial public offering (“IPO”); (ii) change of control; (iii) the date OEP and its affiliates cease to own any shares of capital stock of the Company; or (iv) at the election of the Board of Directors, any merger transaction involving the Company or its subsidiaries, each outstanding share of Class L common stock will convert into Class A common stock.
Also, in connection with the OEP transaction, the Company granted 400,000 of unvested Class A shares and 597,400 of unvested Class L shares to certain Company employees. The Class A shares vest to the grantees over a service period of 60 months. However, they remain subject to the Company’s repurchase right at par value in the event that either (i) a change in control has not occurred or (ii) the Company has not consummated an IPO by the seventh anniversary of the OEP transaction. As of March 27, 2020, the Company was not able to determine whether such a change in control or IPO was probable and therefore no amount of stock-based compensation was recognized for the unvested Class A shares. If such a change in control or IPO occurred, the unvested Class A shares would immediately become vested and the Company would recognize $40,440 of one-time stock-based compensation (400,000 shares to management at $101.10 per share) at that time.
The Class L unvested shares vest on a straight-line basis over a service period of four years. Class L unvested shares have no other vesting conditions. If an IPO occured, 25% of the unvested awards would accelerate vesting if 25% or more of the awards are unvested at the time of the IPO. If a change in control occurs, 100% of the then unvested awards will accelerate vesting.
The Company recorded stock-based compensation expense in the following expense categories of its unaudited consolidated statements of income:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Cost of sales	$53	$45	$150	$90
Research and development	32	26	53	45
Selling, general and administrative	495	303	822	613
Total stock-based compensation	$580	$374	$1,025	$748
The Company issued 15,828 Class L shares during the six-month period ended September 25, 2020 with a weighted average price per share of $33.83. The Company issued no Class L shares during the six-month period ended September 27, 2019. There were 638,298 Class L shares outstanding at September 25, 2020 with a weighted average price per share of $11.99.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
19. Income Taxes
The Company recorded the following tax provision in its unaudited consolidated statements of income:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2020	September 27, 2019	September 25, 2020	September 27, 2019
Operating taxes	$1,589	$2,566	$2,405	$4,277
Discrete tax items	493	267	205	5,891
Provision for income taxes	$2,082	$2,833	$2,610	$10,168
Annual operating tax rate	13.6%	17.8%	14.1%	17.1%
Effective tax rate	17.8%	19.7%	15.3%	40.7%
The Company is subject to income taxes in the United States and the foreign jurisdictions in which it does business. The Company’s income tax provision is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions. The primary region that is applicable to the determination of the Company’s effective tax rate is the United States. Effective tax rates vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and research and development tax credits, changes in corporate structure, changes in the valuation of the Company’s deferred tax assets and changes in tax laws and interpretations. The Company regularly assesses the likelihood of outcomes that could result from the examination of its tax returns by the IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense.
Should actual events or results differ from our then-current expectations, charges or credits to the Company’s provision for income taxes may become necessary. Any such adjustments could have a significant effect on the results of operations.
The effective tax rate is comprised of an estimated annual operating tax rate and the tax impact of discrete tax adjustments. The effective tax rate for the six-month period ended September 25, 2020 is below the U.S. statutory tax rate of 21.0% primarily as a result of the benefit of the Research and Development Credits and the Foreign Derived Intangible Income provision of the 2017 Tax Cut and Jobs Act (“U.S. Tax Reform”).
The decrease in the Company’s provision for income tax and the effective tax rate for the six-month period ended September 25, 2020 as compared to the six-month period ended September 27, 2019 was primarily driven by a discrete tax expense of approximately $5,500 recorded in the first quarter of fiscal year 2020, for the settlement of IRS transfer pricing audits for years 2016, 2017, and 2018. Additionally, the Company estimates an increased benefit of the Foreign Derived Intangible Income provision of U.S. Tax Reform for fiscal year 2021 as compared to fiscal year 2020 resulting from an increase in forecasted taxable income year over year.
20. Related Party Transactions
Transactions involving Sanken
The Company sells products to, and purchases in-process products from Sanken. In addition, prior to March 28, 2020, the Company also sold products for Sanken.
Net sales of Company’s products to Sanken totaled $22,511 and $46,131 during the three- and six-month periods ended September 25, 2020, respectively, and $16,625 and $32,792 during the three- and six-month periods ended September 27, 2019, respectively. Trade accounts receivables, net of allowances from Sanken totaled $11,654 and $30,293 as of September 25, 2020 and March 27, 2020, respectively. Other accounts receivable from Sanken totaled $389 and $558 as of September 25, 2020 and March 27, 2020, respectively.
During fiscal year 2020, the Company acted as a distributor of Sanken’s products. Net sales of Sanken’s products by the Company to third parties totaled $9,699 and $19,022 during the three- and six-month periods ended September 27, 2019. On March 28, 2020, the Company formally terminated its distribution agreement with Sanken to distribute Sanken’s products.
Purchases of various products from Sanken totaled $8,569 and $16,479 for the three- and six-month periods ended September 27, 2019. Accounts payable to Sanken totaled $4,494 as of March 27, 2020.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Joint Development Agreement (“Development Agreement”)
The Company, through its former wholly-owned subsidiary, PSL, entered into a Development Agreement with Sanken whereby the Company and Sanken jointly own a specific wafer technology and share the reimbursement of development costs incurred by the Company. Sanken reimbursed $360 and $720 in the three- and six-month periods ended September 27, 2019.
Short-term Bridge Loan Receivable to Sanken
In March 2019, the Company entered into a short-term bridge loan to Sanken in the amount of $30,000. The loan bore interest of 2.52% and was repaid in April 2019. Interest income related to the loan to Sanken was $55 in the six-month period ended September 27, 2019.
Notes Payable and Line-of credit from Sanken
The Company, through PSL, its former wholly-owned subsidiary, had related party debt owed to Sanken that includes three notes payable in the aggregate amount of $17,700 and two lines-of-credit agreements in the aggregate amount of $25,000 at March 27, 2020. The interest rates on the related party debt was reset at the beginning of each calendar quarter to LIBOR on the last trading day of the previous month, plus a 1.0% spread. Related party interest expense consisting of amounts due to Sanken for intercompany notes payable and lines-of-credit for the three- and six-month periods ended September 27, 2019 amounted to $383 and $795 and related party interest paid for the same periods amounted to $730 and $754, respectively.
As of March 27, 2020, the related party notes payable balance of $17,700 was classified in the unaudited consolidated balance sheet as long-term, with various maturity dates through March 14, 2025. The line of credit agreements of $25,000 were classified as current at March 27, 2020.
In connection with the PSL divestiture, the total $42,700 balance was contributed in-kind for the fair value of the 70% interest that Sanken acquired.
Transactions involving PSL
In accordance with the divestiture transactions of both PSL and the Sanken distribution business, the Company had both intercompany accounts payable of $1,198 and accounts receivable of $3,368 that were previously eliminated in consolidation. The previous intercompany receivable balance of $3,368 was moved into trade and other accounts receivable due from related party as of March 28, 2020. In addition, as a result of PSL taking over the Sanken distribution business, at September 25, 2020, the Company reflected a related accounts receivable balance of $4,909. This amount includes a reduction of $3,368 from payments made by PSL during the six-month period ended September 25, 2020.
In addition, the Company, through PSL entered into a Development Agreement with Sanken whereby the Company and Sanken jointly own a specific wafer technology and share the reimbursement of development costs incurred by the Company. Sanken reimbursed $360 and $720 in the three- and six-month periods ended September 27, 2019.
The Company continues to purchase in-process products from PSL.
Purchases of various products from PSL totaled $9,967 and $21,890 for the three- and six-month periods ended September 25, 2020. This amount includes $1,700 and $3,500 of price support payments made for the three- and six-month periods ended September 25, 2020 and the reduction of $1,760 and $1,198 of intercompany balances for the three- and six-month periods ended September 25, 2020. Accounts payable to PSL included in amounts due to related party totaled $1,157 as of September 25, 2020.
Note Receivable from PSL
On March 28, 2020, in connection with the PSL divestiture, the Company contributed the forgiveness of the fair value of $15,000 out of the $66,377 total debt owed by PSL to the Company, which was previously eliminated in consolidation as of March 27, 2020. As a result of this divestiture, on March 28, 2020, the $51,377 note receivable from PSL is now classified on the Company’s balance sheet as related party note receivable. The related party note receivable held by the Company has a maturity date of March 28, 2027 and bears interest rate of 2.70%, which is a market rate determined by IRS guidance at the time of the divestiture. The entire receivable of $51,377 plus accrued interest of $762 was repaid on October 14, 2020.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Consulting Agreement
The Company entered into a board executive advisor agreement (the “Consulting Agreement”) with Reza Kazerounian in September 2017, before Mr. Kazerounian became a member of the Company’s board of directors, pursuant to which the Company engaged Mr. Kazerounian to serve as executive advisor to the board of directors and the office of Chief Executive Officer. The Consulting Agreement provides for a fee payable to Mr. Kazerounian on a monthly basis in exchange for his services (which fee was reduced from $30 per month to $19 per month in connection with Mr. Kazerounian’s appointment to the board of directors in June 2018), as well as a grant of 12,000 shares of the Company’s Class L common stock and a signing bonus of $54 in connection with the execution of the Consulting Agreement. The Consulting Agreement provides that if Mr. Kazerounian is terminated by the board of directors, he will be entitled to a severance payment in the amount of $180 as well as a six-month vesting acceleration of his shares of Class L common stock. The board of directors and Mr. Kazerounian each have the right to terminate the Consulting Agreement at any time. During the six-month periods ended September 25, 2020 and September 27, 2019, the Company paid aggregate fees of $90 each quarter to Mr. Kazerounian pursuant to the Consulting Agreement.
Director and Executive Officer Promissory Notes
From time to time, the Company has entered into promissory notes with certain of its directors and executive officers to finance all or a part of the income and employment taxes payable by them in connection with grants of the Company’s Class A common stock and/or Class L common stock. The Company had $654 and $506 of promissory notes outstanding as of as of September 25, 2020 and March 27, 2020, respectively.
21. Subsequent Events

On November 2, 2020, the Company completed its IPO. The Company’s common stock is now listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.” On November 2, 2020 the Company closed its IPO of 28,750,000 shares of its common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by the Company and 3,750,000 were sold by selling stockholders, resulting in net proceeds to the Company of approximately $320,849, after deducting $20,125 of underwriting discounts and $9,026 of estimated offering costs.
Immediately following the pricing of the IPO, all outstanding shares of Class A common stock and Class L common stock were automatically converted into an aggregate of 166,500,000 shares of common stock (the “Common Stock Conversion”). Outstanding shares of Class A and Class L common stock were converted to common stock in the Common Stock Conversion at conversion rates of approximately 15.822 and 13.010 shares of common stock to each share of Class A and Class L common stock, respectively. As part of the Common Stock Conversion, 2,066,468 and 1,766 shares of common stock were returned to the Company for tax payments made on behalf of holders of Class A common stock and Class L common stock, respectively, in withhold to cover tax transactions. Outstanding loan amounts related to Class L common stock in the aggregate amount of $753 were extinguished on October 2, 2020.
The following table presents the respective number of shares of common stock and unvested restricted common stock issued in the Common Stock Conversion. The number of shares of common stock and unvested restricted common stock issuable are based upon the vesting provisions of the outstanding shares and reflect the shares vested and unvested at the date of conversion.

	Shares of Common Stock	Shares of Unvested Restricted Common Stock	Total Shares of Common Stock
Class A common stock	156,155,403	—	156,155,403
Class L common stock	7,816,614	459,749	8,276,363
Total	163,972,017	459,749	164,431,766
The Company has retrospectively adjusted its earnings per share to reflect the conversion of Class A common stock and Class L common stock to Common Stock resulting from the conversion. See Note 17 “Net Income per Share.”
Upon completion of its IPO, the Company recognized one-time stock-based compensation charges of $40,440 in connection with the vesting of all outstanding shares of Class A common stock, and $1,593 in connection with the automatic acceleration of 25% of the standard vesting term of shares of Class L common stock.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
In connection with its IPO, the Company offered certain employees (excluding its named executive officers) who were eligible to receive cash bonuses under the Company’s Long-Term Cash Incentive Plan (the “LTCIP”) and/or Talent Retention Incentive Program (as amended, the “TRIP”) the opportunity to elect to receive restricted stock units (RSUs) under its 2020 Omnibus Incentive Compensation Plan in lieu of cash payouts under the LTCIP and/or TRIP, through the LTCIP/TRIP Award RSU Conversion Program (the “RSU Conversion Program”). The expense related to the LTCIP and TRIP awards elected to be exchanged in the RSU Conversion Program amounted to $607 and $421, respectively. The number of RSUs granted to employees that elected to participate in the RSU Conversion Program is determined as a percentage of the employee’s target bonus under the LTCIP or TRIP, and amounted to 589,987 and 348,999 RSUs on behalf of the LTCIP and TRIP conversion, respectively, at a grant date fair value of $14.00. If an employee elected to not to participate in the RSU Conversion Program, the LTCIP or TRIP award will continue under its existing terms and conditions.
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In connection with entering into the Revolving Credit Facility, the Company used cash on hand to repay all amounts outstanding under AML’s $25,000 line-of-credit agreement with Mizuho Bank, Ltd and AML’s $8,000 line-of-credit agreement with the Bank of Mitsubishi UFJ and terminated all commitments thereunder.
On October 2, 2020, the Company repurchased an aggregate of 1,997 shares of its Class L common stock from certain of its directors and one of its non-executive employees for an aggregate purchase price of $408 in connection with, (i) in the case of such directors, the settlement of certain outstanding promissory notes issued by the Company to such directors, and (ii) in the case of such non-executive employee, to satisfy certain withholding tax obligations triggered by the vesting of such shares in accordance with the terms of the applicable award agreement.
In October 2020, the Company used proceeds from the Term Loan Facility, together with cash on hand, to pay an aggregate cash dividend of $400,000 to holders of its Class A common stock.
On October 14, 2020, the outstanding principal amount of, and accrued and unpaid interest on, the $51,377 related party note receivable due to the Company from PSL in connection with the PSL divestiture was prepaid in full.

On November 20, 2020, the Company provided notice of repayment of $300,000 of the outstanding $325,000 Term Loan Facility using proceeds from the Company’s recently completed IPO. The notice of repayment is expected to occur during the third quarter of fiscal 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Prospectus filed with the SEC on October 30, 2020 (the “Prospectus”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part II, Item 1A, “Risk Factors” of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and six-month periods ended September 25, 2020 and September 27, 2019 relate to the 13 and 26 week periods ended September 25, 2020 and September 27, 2019 , respectively. All references to “2020,” “fiscal year 2020” or similar references relate to the 52-week period ended March 27, 2020.
Overview
Allegro MicroSystems is a leading global designer, developer, manufacturer and marketer of sensor ICs and application-specific analog power ICs enabling the most important emerging technologies in the automotive and industrial markets. We are the number one supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in automotive. We focus on providing complete IC solutions to sense, regulate and drive a variety of mechanical systems. This includes sensing angular or linear position of a shaft or actuator, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently.
We are headquartered in Manchester, New Hampshire and have a global footprint with 16 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During the three- and six-month periods ended September 25, 2020 we generated $136.6 million and $251.7 million in total net sales, respectively, with $9.6 million and $14.5 million in net income and $32.7 million and $59.0 million in Adjusted EBITDA in such fiscal periods, respectively. During the three- and six-month periods ended September 27, 2019 we generated $163.2 million and $315.7 million in total net sales, respectively, with $11.6 million and $14.8 million in net income and $34.6 million and $58.6 million in Adjusted EBITDA in such fiscal periods, respectively.
Our Growth Strategies and Outlook
We plan to pursue the following strategies to continue to grow our sales and enhance our profitability:
•Invest in research and development that is market-aligned and focused on targeted portfolio expansion. We believe that our investments in research and development in the areas of product design, automotive-grade wafer fabrication technology and IC packaging development are critical to maintaining our competitive advantage. In both the automotive and industrial markets, major technology shifts driven by disruptive technologies are creating high-growth opportunities in areas such as xEVs, ADAS, Industry 4.0, data centers and green energy applications. Our knowledge of customers’ end systems has driven an expansion of our sensor IC and power solutions to enable these new technologies. By aligning our research and development investments with disruptive technology trends while undergoing a rigorous ROI review, we believe we can deliver an attractive combination of growth and profitability.
• Emphasize the automotive “first” philosophy to align our product development with the most rigorous applications and safety standards. We have been intentional about incorporating support for the stringent automotive operating voltages, temperature ranges and safety and reliability standards into every part of our operations, from design to manufacturing. We believe our focus on meeting or exceeding industry standards as the baseline for product development increases our opportunity in the automotive market as customers look for trusted suppliers to deliver highly reliable solutions for rapidly growing emerging markets, and that our philosophy of designing for automotive safety and reliability gives us a meaningful lead over new entrants attempting to enter the automotive market. For example, we will apply this philosophy of innovation, quality and reliability to our new photonics portfolio which supplies components into safety-critical LiDAR applications. We also believe we can use our expertise in designing for the automotive market and our expanding product portfolio to capitalize on increasing demand among industrial customers for ruggedized solutions that meet the highest quality and reliability standards. Additionally, in our experience, demand for solutions that meet or exceed stringent safety and reliability specifications supports higher ASPs and lower ASP declines over time than are typical for our industry.
•Invest to lead in chosen markets and apply our intellectual property and technology to pursue adjacent growth markets. We intend to continue to invest in technology advancements and our intellectual property portfolio to maintain the number one market share position in magnetic sensor ICs and achieve leadership positions in power ICs within our target markets. We believe that leveraging our technology and existing research and development, sales and support efforts will enable us to take advantage of synergistic opportunities in new, adjacent growth markets. We believe this strategy of leveraging our known capabilities to target adjacent growth markets will enable us to enjoy greater returns on our research and development investments.
•Expand our sales channels and enhance our sales operations and customer relationships. Our global sales infrastructure is optimized to support customers through a combination of key account managers and regional technical and support centers near customer locations that enable us to act as an extension of our customers’ design teams, providing us with key insights into product requirements and accelerating the adoption and ramp up of our products in customer designs. We intend to continue strengthening our relationships with our existing customers while also enabling our channel partners to support demand creation and fulfillment for smaller broad-based industrial customers. We believe we will be able to further penetrate the industrial market and efficiently scale our business to accelerate growth by enabling our channel to become an extension of our demand generation and customer support efforts.
•Continue to improve our gross margins through product innovation and cost optimization. We strive to improve our profitability by both rapidly introducing new products with value-added features and reducing our manufacturing costs through our fabless, asset-lite manufacturing model. We expect to continue to improve our product mix by developing new products for growth markets where we believe we can generate higher ASPs and/or higher gross margins. We also intend to further our relationships with key foundry suppliers to apply our product and applications knowledge to develop differentiated and cost-efficient wafer processes and packages. We believe we can reduce our manufacturing costs by leveraging the advanced manufacturing capabilities of our strategic suppliers, implementing more cost-effective packaging technologies and leveraging both internal and external assembly and test capacity to reduce our capital requirements, lower our operating costs, enhance reliability of supply and support our continued growth.
•Pursue selective acquisitions and other strategic transactions. We evaluate and pursue selective acquisitions and other transactions to facilitate our entrance into new applications, add to our intellectual property portfolio and design resources, and accelerate our growth. From time to time, we acquire companies, technologies or assets and participate in joint ventures when we believe they will cost effectively and rapidly improve our product development or manufacturing capabilities or complement our existing product offerings. For example, our August 2020 acquisition of Voxtel, Inc. and its affiliate LadarSystems, Inc. brings together Voxtel’s laser and imaging expertise and our automotive leadership and scale to enable what we believe will be the next generation of ADAS.
•Maintain commitment to sustainability. We intend to continue to innovate with purpose, addressing critical global challenges related to energy efficiency, vehicle emissions and clean and renewable energy with our sensing and power management product portfolio. In addition, we strive to operate our business in a socially responsible and environmentally sustainable manner, and we strive to maintain a commitment to social responsibility in our supply chain and disclosure of the environmental impact of our business operations.
Recent Initiatives to Improve Results of Operations
We have recently implemented several initiatives designed to improve our operating results.
On August 28, 2020, we acquired Voxtel, Inc., a privately-held technology company located in Beaverton, Oregon that specializes in components for eye-safe Light Detection and Ranging (“LiDAR”) used in advanced driving assistance systems (“ADAS”), fully autonomous vehicles, and industrial automation. The total preliminary purchase price of the acquisition was $35.1 million, including certain-earnouts that have the potential payout of $15.0 million. The fair value of these earn-outs at acquisition date was $7.8 million. In addition to the laser technology, Voxtel’s capabilities are its Indium Gallium Arsenide (“InGaAs”) Avalanche Photodiode (“APDs”) and APD photoreceivers—highly-sensitive in the important eye-safe region around 1550 nanometers (“nm”). This technology enables images to be obtained over a wide range of weather conditions and over a long-distance or a wide field of view using a laser that doesn’t pose an ocular hazard. The combination of these highly-sensitive detectors and high-peak-power eye-safe lasers, combined with Voxtel’s custom integrated circuits and electro-optical packaging expertise, allows for cost-effective, compact laser-ranging and 3D-image sensing. In addition, Voxtel holds more than 38 US patents, representing a comprehensive LADAR/LiDAR photonic technology suite.
Through the end of fiscal year 2020, we held a 100% ownership interest in PSL, a semiconductor wafer fabricator engaged in the manufacturing and testing of foundry wafers. Prior to the divestiture transaction of PSL, foundry revenue accounted for 10.2% and 10.4% of our net sales and supplied 46.2% and 48.9% of our wafer requirements in the three- and six-month periods ended September 27, 2019, respectively. In addition, through end of fiscal year 2020, we acted as a distributor of Sanken products in North America, South America and Europe on a low-margin, buy-resale basis pursuant to the Sanken Products Distribution Agreement between AML, our wholly owned subsidiary, and Sanken. Our net sales from the distribution of Sanken products in the three- and six-month periods ended September 27, 2019 were $9.7 million and $19.0 million, respectively. On March 28, 2020, in order to further our strategy for developing a flexible and efficient manufacturing model that minimizes capital requirements, lowers operating costs, enhances reliability of supply and supports our growth going forward:
•We divested a majority of our ownership interest in PSL to Sanken in the PSL Divestiture, in connection with which:
•Our equity interests in PSL were recapitalized (the “Recapitalization”) in exchange for (i) the contribution by us to PSL of $15.0 million of intercompany debt, representing a portion of the aggregate principal amount of debt owed by PSL to us under certain intercompany loan agreements (the “Existing Allegro Loans”), (ii) the assumption by us of $42.7 million in aggregate principal amount of debt owed by PSL to Sanken under certain intercompany loan and line-of-credit agreements (the “PSL-Sanken Loans”), that was subsequently forgiven in exchange for our transfer to Sanken of 70% of the issued and outstanding equity interests in PSL, and (iii) the termination of the Existing Allegro Loans and the issuance, pursuant to a consolidated and restructured loan agreement (the “Consolidated Loan Agreement”), of a note payable to us in an aggregate principal amount of $51.4 million (representing the aggregate principal amount of debt outstanding under the Existing Allegro Loans prior to their termination); and
•In exchange for the extinguishment of all outstanding indebtedness owed by us to Sanken under the PSL-Sanken Loans, we (i) divested 70% of the issued and outstanding equity interests in PSL to Sanken, as a result of which Sanken holds a 70% majority share in PSL and we hold a 30% interest, and (ii) amended and restated the existing limited liability company agreement of PSL to admit Sanken as a member, reflect the Recapitalization and otherwise reflect the rights and obligations of us and Sanken thereunder;
•AML entered into a letter agreement with Sanken providing for, among other things, the termination of AML’s services under the Sanken Products Distribution Agreement, and Sanken and PSL entered into a new distribution agreement providing for PSL to serve as a distributor of Sanken products in North America, South America and Europe; and
•We entered into certain other agreements and transactions with Sanken and PSL as more fully described under “Prospectus Summary—The Divestiture Transactions” in the Prospectus and elsewhere in this Quarterly Report.
As a result of the PSL Divestiture and the transfer of the Sanken products distribution business to PSL, we expect continued material improvement over this fiscal year in gross profit, operating income and net income, as well as reduced capital expenditures and increased cash flow from operations. Strategically, we believe these changes better enable us to focus solely on our core business in sensor and power applications for the automotive and industrial end markets.
•PSL foundry revenue is no longer consolidated in our results in fiscal year 2021, however, PSL did supply 41.2% and 35.5% of our wafer requirements in the three- and six-month periods ended September 25, 2020, respectively.
•Net sales from the distribution of Sanken products are also no longer consolidated in our results in fiscal year 2021.
In February 2020, we announced that we would consolidate our assembly and test facilities into a single site, located at the AMPI Facility. As such, we have commenced the closure of the AMTC Facility. We expect to substantially complete this transition by the end of March 2021. We expect to realize a material reduction in cost of goods sold in subsequent periods.
Impact of the COVID-19 Pandemic
On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The pandemic has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of the COVID-19 pandemic.
We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit manufacturing and support operations and place restrictions on our workforce and suppliers. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events.
The full extent to which the ongoing COVID-19 pandemic adversely affects our financial performance will depend on future developments, many of which are outside of our control, are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume. The COVID-19 pandemic could also result in additional governmental restrictions and regulations, which could adversely affect our business and financial results. In addition, a recession, depression or other sustained adverse market impact resulting from COVID-19 could materially and adversely affect our business and our access to needed capital and liquidity. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business and financial performance as a result of its global economic impact.
To the extent that the COVID-19 pandemic adversely affects our business, results of operations, financial condition or liquidity, it also may heighten many of the other risks. Such risks include, if the business impacts of COVID-19 carry on for an extended period, we may be required to recognize impairments for goodwill and certain long-lived assets including amortizable intangible assets. We have taken actions to mitigate our financial risk given the uncertainty in global markets caused by the COVID-19 pandemic. In March 2020, we borrowed $43.0 million under our credit facilities (including $10.0 million borrowed by PSL under the PSL Revolver, the proceeds of which were retained by PSL and are no longer available for use by us following the consummation of the PSL Divestiture). The borrowing was made as part of our ongoing efforts to preserve financial flexibility considering the current uncertainty in the global markets and related effects on our business resulting from the COVID-19 pandemic. While we do not currently expect to use the remaining proceeds from these borrowings following the consummation of the PSL Divestiture for any near-term liquidity needs, we may use the proceeds for working capital and other general corporate purposes.
On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act contains numerous tax provisions including a correction to the applicable depreciation rates available under the original Tax Cuts and Jobs Act (“TCJA”) for Qualified Improvement Property (“QIP”). We currently estimate a $1.7 million cash acceleration is available to us as a result of this change and we plan to adjust our historical income tax filings accordingly. Additional income tax provisions of the Act are currently being evaluated and not expected to have a material impact. The CARES Act also contains a provision for deferred payment of 2020 employer payroll taxes, after the date of enactment, to future years. We expect to defer a portion of our remaining 2020 employer payroll taxes to subsequent years.
Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we regularly review other metrics, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key metrics we consider are non-GAAP Gross Profit, non-GAAP Gross Margin, non-GAAP Operating Expenses, non-GAAP Operating Income, non-GAAP Profit before Tax, non-GAAP Provision for Income Tax, non-GAAP Net Income, non-GAAP Net Income per Share, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations, and in the case of non-GAAP Provision for Income Tax, management believes that this non-GAAP measure of income taxes provides it with the ability to evaluate the non-GAAP Provision for Income Taxes across different reporting periods on a consistent basis, independent of special items and discrete items, which may vary in size and frequency. By presenting these Non-GAAP Financial Measures, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance, and we believe that investors’ understanding of our performance is enhanced by our presenting these Non-GAAP Financial Measures, as they provide a reasonable basis for comparing our ongoing results of operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management and the investment community with valuable insight into matters such as: our ongoing core operations, our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance and evaluating companies in our industry. These Non-GAAP Financial Measures are used by both management and our board of directors, together with the comparable GAAP information, in evaluating our current performance and planning our future business activities. In particular, management finds it useful to exclude non-cash charges in order to better correlate our operating activities with our ability to generate cash from operations and to exclude certain cash charges as a means of more accurately predicting our liquidity requirements. We believe that these Non-GAAP Financial Measures, when used in conjunction with our GAAP financial information, also allow investors to better evaluate our financial performance in comparison to other periods and to other companies in our industry.
These Non-GAAP Financial Measures have significant limitations as analytical tools. Some of these limitations are that:
•such measures do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;
•such measures exclude certain costs which are important in analyzing our GAAP results;
•such measures do not reflect changes in, or cash requirements for, our working capital needs;
•such measures do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
•such measures do not reflect our tax expense or the cash requirements to pay our taxes; although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future;
•such measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, thereby further limiting their usefulness as comparative measures.

The Non-GAAP Financial Measures are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. These Non-GAAP Financial Measures should not be considered as substitutes for GAAP financial measures such as gross profit, gross margin, net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
Our prior disclosure referred to non-GAAP Gross Profit and non-GAAP Gross Margin as Adjusted Gross Profit and Adjusted Gross Margin, respectively. No changes have been made to how we calculate these measures.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We calculate non-GAAP Gross Profit and non-GAAP Gross Margin excluding the items below from cost of revenues in applicable periods and we calculate and non-GAAP Gross Margin as non-GAAP Gross Profit divided by total net sales.
•PSL and Sanken Distribution Agreement - Represents the elimination of inventory cost amortization and foundry service payment related to one-time costs incurred in connection with the disposition of Polar Semiconductor, LLC (“PSL”) during the second fiscal quarter ended September 25, 2020 (the “PSL Divestiture”).
•Stock-based compensation - Represents non-cash expenses arising from the grant of stock awards.
•AMTC Facility consolidation one-time costs - Represents one-time costs incurred in connection with closing of our manufacturing facility in Thailand (the “AMTC Facility”) and transitioning of test and assembly functions to the our manufacturing facility in the Philippines (the “AMPI Facility”) announced in fiscal year 2020 consisting of: moving equipment between facilities, contract terminations and other non-recurring charges. The closure and transition of the AMTC Facility is expected to be substantially complete by the end of March 2021. These costs are in addition to, and not duplicative of, the adjustments noted in note (*) below.
•Amortization of acquisition-related intangible assets - Represents non-cash expenses associated with the amortization of intangible assets in connection with the acquisition of Voxtel, Inc., which closed in August 2020.
•COVID-19 related expenses - Represents expenses attributable to the COVID-19 pandemic primarily related to increased purchases of masks, gloves and other protective materials, and overtime premium compensation paid for maintaining 24-hour service at the AMPI Facility.
(*) Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin in this release do not include adjustments consisting of:
•Additional AMTC related costs - Represents costs relating to the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility in the Philippines announced in fiscal year 2020 consisting of: the net savings expected to result from the movement of work to the AMPI Facility, which facility had duplicative capacity based on the buildouts of the AMPI Facility in fiscal years 2019 and 2018. The elimination of these costs did not reduce our production capacity and therefore did not have direct effects on our ability to generate revenue. The closure and transition of the AMTC Facility is expected to be substantially complete by the end of March 2021.
•Out of period adjustment for depreciation expense of GMR assets - Represents a one-time depreciation expense related to the correction of an immaterial error, related to 2017, for certain manufacturing assets that have reached the end of their useful lives.
Non-GAAP Operating Expenses, non-GAAP Operating Income and non-GAAP Operating Margin
We calculate non-GAAP Operating Expenses and non-GAAP Operating Income excluding the same items excluded above to the extent they are classified as operating expenses, and also excluding the items below in applicable periods. We calculate non-GAAP Operating Margin as non-GAAP Operating Income divided by total net sales.
•Transaction fees - Represents transaction-related legal and consulting fees incurred primarily in connection with (i) the unsuccessful acquisition of a competitor in fiscal year 2019, (ii) the acquisition of Voxtel, Inc. in fiscal year 2020, and (iii) the PSL Divestiture and the transfer of the Sanken products distribution business to PSL in fiscal year 2020.
•Severance - Represents severance costs associated with (i) labor savings initiatives to manage overall compensation expense as a result of the declining sales volume during the applicable period, including a voluntary separation incentive payment plan for employees near retirement and a reduction in force and (ii) the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility announced and initiated in fiscal year 2020.
(**) Non-GAAP Operating Income in this release does not include adjustments consisting of those set forth in note (*) to the calculation of non-GAAP Gross Profit, and the corresponding calculation of non-GAAP Gross Margin, above or:
•Labor savings - Represents salary and benefit costs related to employees whose positions were eliminated through voluntary separation programs or other reductions in force (not associated with the closure of the AMTC Facility or any other plant or facility) and a restructuring of overhead positions from high-cost to low-cost jurisdictions net of costs for newly hired employees in connection with such restructuring.
EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Non-GAAP Profit before Tax
We calculate EBITDA as net income minus interest income (expense), tax provision, and depreciation and amortization expenses. We calculate Adjusted EBITDA as EBITDA excluding the same items excluded above and also excluding the items below in applicable periods, We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total net sales. We calculate non-GAAP Profit before Tax as Profit before Tax excluding the same items excluded above and also excluding the items below in applicable periods.
•Non-core loss (gain) on sale of equipment - Represents non-core miscellaneous losses and gains on the sale of equipment.
•Foreign currency translation loss (gain) - Represents losses and gains resulting from the remeasurement and settlement of intercompany debt and operational transactions, as well as transactions with external customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.
•Income in earnings of equity investment - Represents our equity method investment in PSL.
•Inventory cost amortization - Represents intercompany inventory transactions incurred from purchases made from PSL in fiscal year 2020. Such costs are one-time incurred expenses impacting our operating results during fiscal year 2021 following the PSL Divestiture. Such costs are not expected to have a continuing impact on our operating results after our second fiscal quarter of fiscal year 2021.
•Foundry service payment - Represents foundry service payments incurred under our Price Support Agreement with PSL in respect to the guaranteed capacity at PSL to support our production forecast and are one-time costs incurred impacting our operating results during fiscal year 2021 following the PSL Divestiture. Such costs are not expected to have a continuing impact on our operating results after fiscal year 2021.
Non-GAAP Provision for Income Tax
In calculating non-GAAP Provision for Income Tax, we have added-back the following to GAAP Provision for Income Taxes:
•Tax effect of adjustments to GAAP results - Represents the estimated income tax effect of the adjustments to non-GAAP Profit Before Tax described above and elimination of discrete tax adjustments.

	Three-Month Period Ended			Six-Month Period Ended
	September 25, 2020	June 26, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(Dollars in thousands)
Reconciliation of Gross Profit

GAAP Gross Profit	$61,770	$55,701	$68,606	$117,471	$127,993

PSL and Sanken distribution agreement	2,815	3,383	—	6,198	—
Stock-based compensation	53	97	45	150	90
AMTC facility consolidation one-time costs	408	544	—	952	—
Amortization of acquisition-related intangible assets	105	—	—	105	—
COVID-19 related expenses	73	—	—	73	—
Total	$3,454	$4,024	$45	$7,478	$90

Non-GAAP Gross Profit*	$65,224	$59,725	$68,651	$124,949	$128,083
Non-GAAP Gross Margin*	47.7%	51.9%	42.1%	49.7%	40.6%
*Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $2,281, $3,074, and $— for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768, $—, and $— for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and (ii) additional AMTC related costs of $5,355 and $— for the six months ended September 25, 2020 and September 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768 and $— for the six months ended September 25, 2020 and September 27, 2019, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 25, 2020	June 26, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(Dollars in thousands)
Reconciliation of Operating Expenses

GAAP Operating Expenses	$49,368	$51,169	$53,545	$100,537	$105,201

Stock-based compensation	527	348	329	875	658
AMTC facility consolidation one-time costs	1,358	1,161	—	2,519	—
Amortization of acquisition-related intangible assets	9	—	—	9	—
COVID-19 related expenses	398	4,000	—	4,398	—
Transaction fees	1,871	117	1,081	1,988	1,447
Severance	—	337	2,698	337	2,698
Total	$4,163	$5,963	$4,108	$10,126	$4,803

Non-GAAP Operating Expenses*	$45,205	$45,206	$49,437	$90,411	$100,398

*Non-GAAP Operating Expenses do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $380, $324, and $2,890 for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and labor savings costs of $—, $109, and $2,414 for the three months ended September 25, 2020, and June 26, 2020, September 27, 2019, respectively, and (ii) additional AMTC related costs of $704 and $5,664 for the six months ended September 25, 2020 and September 27, 2019, respectively, and labor savings costs of $109 and $4,812 for the six months ended September 25, 2020 and September 27, 2019, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 25, 2020	June 26, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(Dollars in thousands)
Reconciliation of Operating Income

GAAP Operating Income	$12,402	$4,532	$15,061	$16,934	$22,792

PSL and Sanken distribution agreement	2,815	3,383	—	6,198	—
Stock-based compensation	580	445	374	1,025	748
AMTC facility consolidation one-time costs	1,766	1,705	—	3,471	—
Amortization of acquisition-related intangible assets	114	—	—	114	—
COVID-19 related expenses	471	4,000	—	4,471	—
Transaction fees	1,871	117	1,081	1,988	1,447
Severance	—	337	2,698	337	2,698
Total	$7,617	$9,987	$4,153	$17,604	$4,893

Non-GAAP Operating Income*	$20,019	$14,519	$19,214	$34,538	$27,685
Non-GAAP Operating Margin* (% of net sales)	14.6%	12.6%	11.8%	13.7%	8.8%
*Non-GAAP Operating Income and the corresponding calculation of non-GAAP Operating Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $2,330, $3,398, and $2,890 for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, labor savings costs of $—, $109, and $2,414 for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768, $—, and $— for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and (ii) additional AMTC related costs of $5,728 and $5,664 for the six months ended September 25, 2020 and September 27, 2019, respectively, labor savings costs of $109 and $4,812 for the six months ended September 25, 2020 and September 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768 and $— for the six months ended September 25, 2020 and September 27, 2019, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 25, 2020	June 26, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(Dollars in thousands)
GAAP Net Income	$9,618	$4,854	$11,583	$14,472	$14,818

Interest (income) expense	(350)	(313)	65	(663)	70
Tax provision	2,082	528	2,833	2,610	10,168
Depreciation & amortization	12,487	11,539	15,988	24,026	31,477
EBITDA	$23,837	$16,608	$30,469	$40,445	$56,533

Adjustments to EBITDA
Non-core loss (gain) on sale of equip.	331	(38)	604	293	559
Foreign currency translation loss (gain)	1,318	(132)	(609)	1,186	(3,360)
Income in earnings of equity investment	(246)	(212)	—	(458)	—
Stock-based compensation	580	445	374	1,025	748
AMTC facility consolidation one-time costs	1,766	1,705	—	3,471	—
COVID-19 related costs	471	4,000	—	4,471	—
Transaction fees	1,871	117	1,081	1,988	1,447
Severance	—	337	2,698	337	2,698
Inventory cost amortization	1,115	1,583	—	2,698	—
Foundry service payment	1,700	1,800	—	3,500	—
Adjusted EBITDA*	$32,743	$26,213	$34,617	$58,956	$58,625
Adjusted EBITDA Margin*	24.0%	22.8%	21.2%	23.4%	18.6%
*Adjusted EBITDA and the corresponding calculation of Adjusted EBITDA Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $2,330, $3,398, and $2,890 for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and labor savings costs of $—, $109, and $2,414 for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively and (ii) AMTC additional costs of $5,728 and $5,664 for the six months ended September 25, 2020 and September 27, 2019, respectively, and labor savings costs of $109 and $4,812 for the six months ended September 25, 2020 and September 27, 2019, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 25, 2020	June 26, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(Dollars in thousands)
Reconciliation of Profit before Tax

GAAP Profit before Tax	$11,700	$5,382	$14,416	$17,082	$24,986

Non-core loss (gain) on sale of equip.	331	(38)	604	293	559
Foreign currency transaction loss (gain)	1,318	(132)	(609)	1,186	(3,360)
Income in earnings of equity investment	(246)	(212)	—	(458)	—
PSL and Sanken distribution agreement	2,815	3,383	—	6,198	—
Stock-based compensation	580	445	374	1,025	748
AMTC facility consolidation one-time costs	1,766	1,705	—	3,471	—
Amortization of acquisition-related intangible assets	114	—	—	114	—
COVID-19 related expenses	471	4,000	—	4,471	—
Transaction fees	1,871	117	1,081	1,988	1,447
Severance	—	337	2,698	337	2,698
Total	$9,020	$9,605	$4,148	$18,625	$2,092

Non-GAAP Profit before Tax*	$20,720	$14,987	$18,564	$35,707	$27,078
*Non-GAAP Profit before Tax does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $2,661, $3,398, and $2,890 for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, labor savings costs of $—, $109, and $2,414 for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768, $—, and $— for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and (ii) additional AMTC related costs of $6,059 and $5,664 for the six months ended September 25, 2020 and September 27, 2019, respectively, labor savings costs of $109 and $4,812 for the six months ended September 25, 2020 and September 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768 and $— for the six months ended September 25, 2020 and September 27, 2019, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 25, 2020	June 26, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(Dollars in thousands)
Reconciliation of Provision for Income Taxes

GAAP Provision for Income Taxes	$2,082	$528	$2,833	$2,610	$10,168
GAAP effective tax rate	17.8%	9.8%	19.7%	15.3%	40.7%

Tax effect of adjustments to GAAP results	859	1,808	375	2,667	(5,489)

Non-GAAP Provision for Income Taxes *	$2,941	$2,336	$3,208	$5,277	$4,679
Non-GAAP effective tax rate	14.2%	15.6%	17.3%	14.8%	17.3%
*Non-GAAP Provision for Income Taxes does not include tax adjustments for the following components of our net income: additional AMTC related costs, labor savings costs, and out of period adjustment for depreciation expense of GMR assets. The related tax effect of those adjustments to GAAP results were $768, $786 and $1,188 for the three months ended September 25, 2020, June 26, 2020, September 27, 2019, respectively, and $1,554 and $2,347 for the six months ended September 25, 2020 and September 27, 2019, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 25, 2020	June 26, 2020	September 27, 2019	September 25, 2020	September 27, 2019
	(Dollars in thousands)
Reconciliation of Net Income

GAAP Net Income	$9,618	$4,854	$11,583	$14,472	$14,818

Non-core loss (gain) on sale of equip.	331	(38)	604	293	559
Foreign currency transaction loss (gain)	1,318	(132)	(609)	1,186	(3,360)
Income in earnings of equity investment	(246)	(212)	—	(458)	—
PSL and Sanken distribution agreement	2,815	3,383	—	6,198	—
Stock-based compensation	580	445	374	1,025	748
AMTC facility consolidation one-time costs	1,766	1,705	—	3,471	—
Amortization of acquired-related intangible assets	114	—	—	114	—
COVID-19 related expenses	471	4,000	—	4,471	—
Transaction fees	1,871	117	1,081	1,988	1,447
Severance	—	337	2,698	337	2,698
Tax effect of adjustments to GAAP results	(859)	(1,808)	(375)	(2,667)	5,489

Non-GAAP Net Income*	$17,779	$12,651	$15,356	$30,430	$22,399
*Non-GAAP Net Income does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $2,661, $3,398, and $2,890 for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, labor savings costs of $—, $109, and $2,414 for the three months ended

September 25, 2020, June 26, 2020, and September 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768, $—, and $— for the three months ended September 25, 2020, June 26, 2020, and September 27, 2019, respectively, (ii) additional AMTC related costs of $6,059 and $5,664 for the six months ended September 25, 2020 and September 27, 2019, respectively, labor savings costs of $109 and $4,812 for the six months ended September 25, 2020 and September 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768 and $— for the six months ended September 25, 2020 and September 27, 2019, respectively, and (iii) the related tax effect of adjustments to GAAP results $768, $786 and $1,188 for the three months ended September 25, 2020, June 26, 2020, September 27, 2019, respectively, and $1,554 and $2,347 for the six months ended September 25, 2020 and September 27, 2019, respectively.
Other Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our significant OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate revenue can be lengthy, typically between two and four years. As a result, our future revenue is highly dependent on our continued success at winning design mandates from our customers. Further, because we expect the ASPs of our products to decline over time, we consider design wins to be critical to our future success and anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and acceptance of our customer’s end products, which may be affected by several factors beyond our control.
Customer Demand, Orders and Forecasts
Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements, but these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers exposes us to the risks of inventory shortages or excess inventory.
Manufacturing Costs and Product Mix
Gross margin, or gross profit as a percentage of total net sales, has been, and will continue to be, affected by a variety of factors, including the ASPs of our products, product mix in a given period, material costs, yields, manufacturing costs and efficiencies. We believe the primary driver of gross margin is the ASP negotiated between us and our customers relative to material costs and yields. Our pricing and margins depend on the volumes and the features of the products we produce and sell to our customers. As our products mature and unit volumes increase, we expect their ASPs to decline. We continually monitor and work to reduce the cost of our products and improve the potential value our solutions provide to our customers as we target new design win opportunities and manage the product life cycles of our existing customer designs. We also maintain a close relationship with our suppliers and subcontractors to improve quality, increase yields and lower manufacturing costs. As a result, these declines often coincide with improvements in manufacturing yields and lower wafer, assembly, and testing costs, which offset some or all of the margin reduction that results from declining ASPs. However, we expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to product mix, new product introductions, transitions into volume manufacturing and manufacturing costs. Gross margin generally decreases if production volumes are lower as a result of decreased demand, which leads to a reduced absorption of our fixed manufacturing costs. Gross margin generally increases when the opposite occurs.

Cyclical Nature of the Semiconductor Industry
The semiconductor industry is highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate and facilities go underutilized. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production and productivity suffer and margins generally decline. We are currently in a period in which our manufacturing volumes are below optimal levels, as a result of the impact of COVID-19 on our primary end market, automotive.
Components of Our Results of Operations
Net sales
Our total net sales are derived from product sales to direct customers and distributors. We sell products globally through our direct sales force, third party and related party distributors and independent sales representatives. Sales are derived from products for different applications. Our core applications are focused on the automotive, industrial and other industries. Additionally, until the consummation of the Divestiture Transactions following the end of fiscal year 2020, we also manufactured products for other applications such as wafer foundry products and acted as a distributor of Sanken products in North America, South America and Europe.

We sell magnetic sensor ICs power ICs and photonics, and until the consummation of the Divestiture Transactions following the end of fiscal year 2020, we also sold wafer foundry products and acted as a distributor for Sanken products in North America, South America and Europe. Revenue is generally recognized when control of the products is transferred to the customer, which typically occurs at point in time upon shipment or delivery, depending on the terms of the contract. When we transact with a distributor, our contractual arrangement is with the distributor and not with the end customer. Whether we transact business with and receive the order from a distributor or directly from an end customer through our direct sales force and independent sales representatives, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same. We recognize revenue net of sales returns, price protection adjustments, stock rotation rights and any other discounts or credits offered to our customers.
Cost of goods sold, gross profit and gross margin
Cost of goods sold consists primarily of costs of purchasing raw materials, costs associated with probe, assembly, test and shipping our products, costs of personnel, including stock-based compensation, costs of equipment associated with manufacturing, procurement, planning and management of these processes, costs of depreciation and amortization, costs of logistics and quality assurance, and costs of royalties, value-added taxes, utilities, repairs and maintenance of equipment, and an allocated portion of our occupancy costs. In addition, prior to the PSL Divestiture, costs of goods sold also consisted of finished silicon wafers processed by internal and independent foundries.
Gross profit is calculated as total net sales less cost of goods sold. Gross profit is affected by numerous factors, including average selling price, revenue mix by product, channel and customer, foreign exchange rates, seasonality, manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for the expansion of existing facilities to reach full production capacity. As a result, gross profit varies from period to period and year to year. We expect cost of goods sold to decrease in absolute dollars and as a percentage of total net sales in the future, primarily due to the Divestiture Transactions and as a result of the closure of the AMTC Facility and the transfer of the Sanken products distribution business to PSL.
A significant portion of our costs are fixed and, as a result, costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than required by our sales growth, our gross margin could be negatively affected. Gross margin is calculated as gross profit divided by total net sales.

Operating Expenses
Research and development (“R&D”) expenses
R&D expenses consist primarily of personnel-related costs of our research and development organization, including stock-based compensation, costs of development wafers and masks, license fees for computer-aided design software, costs of development testing and evaluation, costs of developing automated test programs, equipment depreciation and related occupancy and equipment costs. While most of the costs incurred are for new product development, a significant portion of these costs are related to process technology development, and proprietary package development. R&D expenses also include costs for technology development by external parties. We expect further increases in R&D expenses, in absolute dollars and as a percentage of total net sales as we continue the development of innovative technologies and processes for new product offerings as well as increase the headcount of our R&D personnel in future years.
 Selling, General and Administrative (“SG&A”) expenses
SG&A expenses consist primarily of personnel-related costs, including stock-based compensation, and sales commissions to independent sales representatives, professional fees, including the costs of accounting, audit, legal, regulatory and tax compliance. Additionally, costs related to advertising, trade shows, corporate marketing, as well as an allocated portion of our occupancy costs also comprise SG&A expenses.
We anticipate our selling and marketing expenses to increase in absolute terms as we expand our sales force and increase our sales and marketing activities. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company. In addition, in connection with the closing of our IPO during the third fiscal quarter of 2021, we will recognize $40.4 million of one-time stock-based compensation expense in connection with the vesting of all outstanding shares of our Class A common stock and $1.6 million of one-time stock-based compensation expense in connection with the automatic acceleration of 25% of the standard vesting term of shares of our Class L common stock at that time.
Interest income (expense), net
Interest income (expense), net is comprised of interest from the credit facilities we maintain with various financial institutions and previously on borrowings under the PSL-Sanken Loans (which were forgiven in connection with the PSL Divestiture). Current expense is partially mitigated by income earned on our cash and cash equivalents, consisting primarily of certain investments that have contractual maturities no greater than three months at the time of purchase.
Foreign currency transaction gain (loss)
We incur transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. The largest contributor of the foreign currency transaction gain (loss) is the result of an intercompany loan to our subsidiary that operates the AMTC Facility where at the end of each reporting period we revalue the amounts due under the loan to the U.S. Dollar.
Other, net
Other, net primarily consists of income in earnings of our equity investment in connection with the PSL Divestiture and miscellaneous income and expense items unrelated to our core operations.
Income tax provision
We are subject to income taxes in the United States and the foreign jurisdictions in which we do business. Our income tax provision is comprised of federal, state, local and foreign taxes based on income in multiple jurisdictions and changes in uncertain tax positions. The primary region that is applicable to the determination of our effective tax rate is the United States. Our effective tax rates will vary depending on the relative proportion of foreign to U.S. income, the utilization of foreign tax credits and research and development tax credits, changes in corporate structure, changes in the valuation of our deferred tax assets and changes in tax laws and interpretations. We are required to regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our provision for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations.

Results of Operations
Three-Month Period Ended September 25, 2020 Compared to Three-Month Period Ended September 27, 2019
The following table summarizes our results of operations for the three-month periods ended September 25, 2020 and September 27, 2019.

	Three-Month Period Ended		Change		Change Attributable to Divestiture	Operational Change after Divestiture
	September 25, 2020	September 27, 2019	$	%		$	%
	(Dollars in thousands)
Total net sales	$136,649	$163,240	$(26,591)	(16.3)%	$26,397	$(194)	(0.1%)
Cost of goods sold	74,879	94,634	(19,755)	(20.9)%	23,352	3,597	3.8%
Gross profit	61,770	68,606	(6,836)	(10.0)%	3,045	(3,791)	(5.5%)
Operating expenses:
Research and development	25,130	25,952	(822)	(3.2)%	1,024	202	0.8%
Selling, general and administrative	24,238	27,593	(3,355)	(12.2)%	1,973	(1,382)	(5.0%)
Total operating expenses	49,368	53,545	(4,177)	(7.8)%	2,997	(1,180)	(2.2%)
Income from operations	12,402	15,061	(2,659)	(17.7)%	48	(2,611)	(17.3%)
Other (expense) income, net:
Interest income (expense), net	350	(65)	415	(638.5)%	(872)	(457)	703.1%
Foreign currency transaction (loss) gain	(1,318)	609	(1,927)	(316.4)%	(1)	(1,928)	(316.6%)
Income in earnings of equity investment	246	—	246	—%	—	246	100.0%
Other, net	20	(1,189)	1,209	(101.7)%	(287)	922	(77.5%)
Total other (expense) income, net	(702)	(645)	(57)	8.8%	(1,160)	(1,217)	188.7%
Income before provision for income taxes	11,700	14,416	(2,716)	(18.8)%	(1,112)	(3,828)	(26.6%)
Provision for income taxes	2,082	2,833	(751)	(26.5)%	(246)	(997)	(35.2%)
Net income	9,618	11,583	(1,965)	(17.0)%	(866)	(2,831)	(24.4%)
Net income attributable to non-controlling interests	34	18	16	88.9%	—	16	88.9%
Net income attributable to Allegro MicroSystems, Inc.	$9,584	$11,565	$(1,981)	(17.1)%	$(866)	$(2,847)	(24.6%)
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. Our total net sales for the three-month period ended September 27, 2019 also include related party net sales related to the sale of wafer foundry products to Sanken by PSL and net sales related to our distribution of Sanken products in North America, South America and Europe which, in each case, we did not recognize during the three-month period ended September 25, 2020 and will not recognize in any future period due to our consummation of the Divestiture Transactions. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Three-Month Period Ended
	September 25, 2020	September 27, 2019
Total net sales	100.0%	100.0%
Cost of goods sold	54.8%	58.0%
Gross profit	45.2%	42.0%
Operating expenses:
Research and development	18.4%	15.9%
Selling, general and administrative	17.7%	16.9%
Total operating expenses	36.1%	32.8%
Income from operations	9.1%	9.2%
Other (expense) income, net:
Interest income (expense), net	0.3%	—%
Foreign currency transaction (loss) gain	(1.0)%	0.4%
Income in earnings of equity investment	0.1%	—%
Other, net	—%	(0.7)%
Total other (expense) income, net	(0.6)%	(0.3)%
Income before provision for income taxes	8.5%	8.9%
Provision for income taxes	1.5%	1.8%
Net income	7.0%	7.1%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	7.0%	7.1%
Total net sales
Total net sales decreased by $26.6 million, or 16.3%, to $136.6 million in the three-month period ended September 25, 2020 from $163.2 million in the three-month period ended September 27, 2019. This decline was primarily due to $26.4 million attributable to the PSL Divestiture. The remaining declined by $0.2 million, as a result of some recovery in demand following the initial impacts of the COVID-19 pandemic more fully described below.
Sales Trends by Core End Market and Application
The following table summarizes net sales by core end market and other applications. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed. Other applications include wafer foundry and distribution sales unrelated to and no longer part of our core business in fiscal year 2021.

	Three-Month Period Ended		Change
	September 25, 2020	September 27, 2019	Amount	%
	(Dollars in thousands)
Core end markets:
Automotive	$89,479	$98,209	$(8,730)	(8.9)%
Industrial	21,650	18,092	3,558	19.7%
Other	25,520	20,542	4,978	24.2%
Total core end markets	136,649	136,843	(194)	(0.1)%
Other applications:
Wafer foundry products	—	16,698	(16,698)	(100.0)%
Distribution of Sanken products	—	9,699	(9,699)	(100.0)%
Total net sales	$136,649	$163,240	$(26,591)	(16.3)%
Net sales to our core end markets decreased by $0.2 million, or 0.1%, to $136.6 million in the three-month period ended September 25, 2020 from $136.8 million in the three-month period ended September 27, 2019, driven by a decline in automotive of $8.7 million, or 8.9%, offset by increases in industrial of $3.6 million, or 19.7%, and other of $5.0 million, or 24.2%.
Automotive net sales decreased in the three-month period ended September 25, 2020 compared to the three-month period ended September 27, 2019 as our customers’ vehicle production slowed to reflect demand uncertainty related to the COVID-19 pandemic.
Industrial and other net sales improved in the three-month period ended September 25, 2020 compared to the three-month period ended September 27, 2019 due primarily to healthy demand in industrial automation applications, increasing demand and market share gains in data center applications and a COVID-related increase in demand for printers and other peripherals.
Sales Trends by Product
The following table summarizes net sales by product:

	Three-Month Period Ended		Change
	September 25, 2020	September 27, 2019	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$50,271	$45,235	$5,036	11.1%
Magnetic sensors (“MS”)	86,097	91,608	(5,511)	(6.0)%
Photonics	281	—	281	100.0%
Wafer foundry products	—	16,698	(16,698)	(100.0)%
Distribution of Sanken products	—	9,699	(9,699)	(100.0)%
Total net sales	$136,649	$163,240	$(26,591)	(16.3)%
The decrease in net sales by product was driven by a decrease of $5.5 million in magnetic sensor IC product sales, and decreases of $16.7 million and $9.7 million in net sales related to wafer foundry products and Sanken distribution products, respectively, resulting from the Divestiture Transactions. These decreases were partially offset by an increase of $5.0 million in power integrated circuit product sales and $0.3 million in Photonics sales resulting from a recent acquisition. The decrease in magnetic sensor IC product sales is consistent with the pandemic-related demand weakness in automotive. The increase in power integrated circuit IC product sales was primarily driven by growth in industrial and infrastructure applications like data centers.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	September 25, 2020	September 27, 2019	Amount	%
	(Dollars in thousands)
Americas:
United States	$20,962	$30,659	$(9,697)	(31.6)%
Other Americas	3,249	5,200	(1,951)	(37.5)%
EMEA:
Europe	24,374	24,140	234	1.0%
Asia:
Japan	22,511	42,472	(19,961)	(47.0)%
Greater China	37,935	36,696	1,239	3.4%
South Korea	12,515	13,950	(1,435)	(10.3)%
Other Asia	15,103	10,123	4,980	49.2%
Total net sales	$136,649	$163,240	$(26,591)	(16.3)%
The decrease in net sales across geographic locations in the three-month period ended September 25, 2020 compared to the three-month period ended September 27, 2019 was due primarily to wafer foundry and distribution sales totaling $26.4 million that were divested and are unrelated to and no longer a part of our core business.
Excluding the net sales of $9.7 million associated with the Divestiture Transactions, net sales were down $1.9 million or 7.3% in the United States and Other Americas primarily driven by a decrease in demand for our core application products sold in the automotive end market. The predominant country comprising Other Americas is Mexico.
The increase in net sales of $0.2 million, or 1.0%, in Europe was primarily driven by an increase in demand for xEV applications offset by demand weakness for traditional vehicles. The predominant countries comprising Europe are Germany and France.
Excluding the net sales of $16.7 million in Japan associated with the Divestiture Transactions, revenue in Asia totaled $88.1 million in the three-month period ended September 25, 2020 compared to $86.6 million in the three-month period ended September 27, 2019. The increase in $1.5 million net sales in Asia, or 1.7%, was primarily driven by a decrease in demand in Japan and South Korea related to automotive demand weakness offset by growth in Other Asia for our power IC products.
Cost of goods sold, gross profit and gross margin
Cost of goods sold decreased by $19.8 million, or 20.9%, to $74.9 million in the three-month period ended September 25, 2020 from $94.6 million in the three-month period ended September 27, 2019. The decrease in cost of goods sold was primarily due to a $23.4 million decrease in cost of goods sold attributable to the PSL Divestiture. The remaining $3.6 million increase in cost of goods sold was primarily attributable to $4.1 million of decreases in standard margins, increases in returns and quality and other related costs, and was partially offset by reduced volumes. In addition, $0.1 million of Voxtel related impacts, mostly attributable to acquired intangible amortization during the period. This was partially offset by $0.6 million of improved manufacturing cost absorptions and overall capacity and efficiency gains.
Gross profit decreased by $6.8 million, or 10.0%, to $61.8 million in the three-month period ended September 25, 2020 from $68.6 million in the three-month period ended September 27, 2019. Of such decrease, $3.0 million was attributable to the PSL Divestiture. The remaining $3.8 million increase in gross profit was primarily attributable to the impacts in cost of goods sold discussed above, partially offset by a $0.2 million operational decrease in net sales to core end markets.

R&D expenses
R&D expenses decreased by $0.9 million, or 3.2%, to $25.1 million in the three-month period ended September 25, 2020 from $26.0 million in the three-month period ended September 27, 2019. This decrease was primarily due to a reduction of $1.0 million of expenses related to the PSL Divestiture and $1.0 million of decreases in office and business expenses, partially offset by a combined $1.1 million increase in employee compensation and related expenses and increases in inventory and supplies.
R&D expenses represented 18.4% of our total net sales for the three-month period ended September 25, 2020 and increased from 15.9% of our total net sales for the three-month period ended September 27, 2019. This percentage increase was primarily due to a reduction in our total net sales.
SG&A expenses
SG&A expenses decreased by $3.4 million, or 12.2%, to $24.2 million in the three-month period ended September 25, 2020 from $27.6 million in the three-month period ended September 27, 2019. This decrease was primarily due to a $3.2 million decrease in severance costs, a reduction of $2.0 million of expenses related to the PSL Divestiture and a combined $0.9 million decrease in travel and meeting costs and sales commissions, partially offset by a combined $2.3 million increase in corporate allocations and reserves, outside services and contract labor and professional fees.
SG&A expenses represented 17.7% of our total net sales for the three-month period ended September 25, 2020 and increased from 16.9% of our total net sales for the three-month period ended September 27, 2019. This percentage increase was primarily due to a reduction in our total net sales.
Interest income (expense), net
Interest income (expense), net increased by $0.4 million, to interest income, net of $0.4 million in the three-month period ended September 25, 2020 from interest expense, net of $0.1 million of in the three-month period ended September 27, 2019. The decrease in interest expense was primarily due to the elimination of related party interest costs related to PSL debt to Sanken as part of the PSL Divestiture.
Foreign currency transaction (loss) gain
We recorded a foreign currency transaction loss of $1.3 million in the three-month period ended September 25, 2020 compared to a gain of $0.6 million in the three-month period ended September 27, 2019. The foreign currency transaction loss recorded in the three-month period ended September 25, 2020 was primarily due to $1.0 million and $0.3 million of realized and unrealized losses from our UK and Thailand locations, respectively. The currency gain recorded in the three-month period ended September 27, 2019 was primarily attributable to $0.3 million of realized and unrealized gains from each of our UK and Thailand locations.
Other, net
Other, net increased by $1.2 million to approximately $0.0 million of gain in the three-month period ended September 25, 2020 from $1.2 million of loss in the three-month period ended September 27, 2019. Additionally, income in earnings of equity investment reflected a $0.2 million gain in the three-month period ended September 25, 2020, representing the earnings on our 30% investment in PSL during the three-month period ended September 25, 2020.
Income tax provision
The provision for income taxes and the effective income tax rate were $2.1 million and 17.8%, respectively, in the three-month period ended September 25, 2020 and $2.8 million and 19.7%, respectively, in the three-month period ended September 27, 2019. The decrease in the quarterly rate for the three-month period primarily resulted from an overall estimated increase in the Foreign Derived Intangible Income benefit included in our rate for operations for the three-month period ended September 25, 2020 as compared to the three-month period ending September 27, 2019. Our quarterly tax rate for discrete items for the three-month period ended September 25, 2020 as compared to three-month period ended September 27, 2019 increased as a result of the accounting for a provision to return tax adjustment. Our effective income tax rate is calculated based upon income before provision for income taxes for the period, composition of the income in different countries, and adjustments, if any, for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies.

Six-Month Period Ended September 25, 2020 Compared to Six-Month Period Ended September 27, 2019
The following table summarizes our results of operations for the six-month periods ended September 25, 2020 and September 27, 2019.

	Six-Month Period Ended		Change		Change Attributable to Divestiture	Operational Change after Divestiture
	September 25, 2020	September 27, 2019	$	%		$	%
	(Dollars in thousands)
Total net sales	$251,650	$315,683	$(64,033)	(20.3)%	$52,010	$(12,023)	(3.8%)
Cost of goods sold	134,179	187,690	(53,511)	(28.5)%	46,571	(6,940)	(3.7%)
Gross profit	117,471	127,993	(10,522)	(8.2)%	5,439	(5,083)	(4.0%)
Operating expenses:
Research and development	49,510	52,080	(2,570)	(4.9)%	1,635	(935)	(1.8%)
Selling, general and administrative	51,027	53,121	(2,094)	(3.9)%	3,602	1,508	2.8%
Total operating expenses	100,537	105,201	(4,664)	(4.4)%	5,237	573	0.5%
Income from operations	16,934	22,792	(5,858)	(25.7)%	202	(5,656)	(24.8%)
Other income (expense), net:
Interest income (expense), net	663	(70)	733	(1047.1)%	(1,773)	(1,040)	1485.7%
Foreign currency transaction (loss) gain	(1,186)	3,360	(4,546)	(135.3)%	2	(4,544)	(135.2%)
Income in earnings of equity investment	458	—	458	—%	—	458	100.0%
Other, net	213	(1,096)	1,309	(119.4)%	(237)	1,072	(97.8%)
Total other income (expense), net	148	2,194	(2,046)	(93.3)%	(2,008)	(4,054)	(184.8%)
Income before provision for income taxes	17,082	24,986	(7,904)	(31.6)%	(1,806)	(9,710)	(38.9%)
Provision for income taxes	2,610	10,168	(7,558)	(74.3)%	5,150	(2,408)	(23.7%)
Net income	14,472	14,818	(346)	(2.3)%	(6,956)	(7,302)	(49.3%)
Net income attributable to non-controlling interests	68	69	(1)	(1.4)%	—	(1)	(1.4%)
Net income attributable to Allegro MicroSystems, Inc.	$14,404	$14,749	$(345)	(2.3)%	$(6,956)	$(7,301)	(49.5%)
(1) Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. Our total net sales for the six-month period ended September 27, 2019 also include related party net sales related to the sale of wafer foundry products to Sanken by PSL and net sales related to our distribution of Sanken products in North America, South America and Europe which, in each case, we did not recognize during the six-month period ended September 25, 2020 and will not recognize in any future period due to our consummation of the Divestiture Transactions. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Six-Month Period Ended
	September 25, 2020	September 27, 2019
Total net sales	100.0%	100.0%
Cost of goods sold	53.3%	59.5%
Gross profit	46.7%	40.5%
Operating expenses:
Research and development	19.7%	16.5%
Selling, general and administrative	20.3%	16.8%
Total operating expenses	40.0%	33.3%
Income from operations	6.7%	7.2%
Other income (expense), net:
Interest expense, net	0.3%	—%
Foreign currency transaction (loss) gain	(0.5)%	1.1%
Income in earnings of equity investment	0.2%	—%
Other, net	0.1%	(0.3)%
Total other income (expense), net	0.1%	0.8%
Income before provision for income taxes	6.8%	8.0%
Provision for income taxes	1.1%	3.3%
Net income	5.7%	4.7%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	5.7%	4.7%
Total net sales
Total net sales decreased by $64.0 million, or 20.3%, to $251.7 million in the six-month period ended September 25, 2020 from $315.7 million in the six-month period ended September 27, 2019. Of this decrease, $52.0 million was attributable to the PSL Divestiture. The remaining $12.0 million decrease in total net sales was attributable to reduced demand related to the COVID-19 pandemic and is more fully described below.
Sales Trends by Core End Market and Application
The following table summarizes net sales by core end market and other applications. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed. Other applications include wafer foundry and distribution sales unrelated to and no longer part of our core business in fiscal year 2021.

	Six-Month Period Ended		Change
	September 25, 2020	September 27, 2019	Amount	%
	(Dollars in thousands)
Core end markets:
Automotive	$165,857	$190,607	$(24,750)	(13.0)%
Industrial	42,056	34,737	7,319	21.1%
Other	43,737	38,329	5,408	14.1%
Total core end markets	251,650	263,673	(12,023)	(4.6)%
Other applications:
Wafer foundry products	—	32,988	(32,988)	(100.0)%
Distribution of Sanken products	—	19,022	(19,022)	(100.0)%
Total net sales	$251,650	$315,683	$(64,033)	(20.3)%

Net sales to our core end markets decreased by $12.0 million, or 4.6%, to $251.7 million in the six-month period ended September 25, 2020 from $263.7 million in the six-month period ended September 27, 2019, driven by a decline in automotive of $24.7 million, or 13.0%, and partially offset by increases in industrial of $7.4 million, or 21.1%, and other of $5.4 million, or 14.1%.
Automotive net sales decreased in the six-month period ended September 25, 2020 compared to the six-month period ended September 27, 2019 as our customers’ vehicle production slowed reflecting factory closures and demand uncertainty related to the COVID-19 pandemic.
Industrial and other net sales improved in the six-month period ended September 25, 2020 compared to the six-month period ended September 27, 2019 due primarily to healthy demand in industrial automation applications, data center applications and a COVID-related increase in demand for printers and other peripherals.
Sales Trends by Product
The following table summarizes net sales by product:

	Six-Month Period Ended		Change
	September 25, 2020	September 27, 2019	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$91,870	$80,235	$11,635	14.5%
Magnetic sensors (“MS”)	159,499	183,438	(23,939)	(13.1)%
Photonics	281	—	281	100.0%
Wafer foundry products	—	32,988	(32,988)	(100.0)%
Distribution of Sanken products	—	19,022	(19,022)	(100.0)%
Total	$251,650	$315,683	$(64,033)	(20.3)%
The decrease in net sales by product was driven by a decrease of $23.9 million in magnetic sensor IC product sales consistent with the demand weakness in automotive resulting from reductions in vehicle production related to the COVID-19 pandemic., and decreases of $33.0 million and $19.0 million in net sales related to wafer foundry products and Sanken distribution products, respectively, as a result of the Divestiture Transactions. These decreases were partially offset by an increase of $11.7 million in power IC product sales driven primarily by growth in data center demand, and $0.3 million in Photonics product sales resulting from an acquisition during the period.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Six-Month Period Ended		Change
	September 25, 2020	September 27, 2019	Amount	%
	(Dollars in thousands)
Americas:
United States	$33,958	$59,248	$(25,290)	(42.7)%
Other Americas	5,177	11,208	(6,031)	(53.8)%
EMEA:
Europe	42,220	52,281	(10,061)	(19.2)%
Asia:
Japan	46,131	85,940	(39,809)	(46.3)%
Greater China	70,006	59,960	10,046	16.8%
South Korea	26,127	27,294	(1,167)	(4.3)%
Other Asia	28,031	19,752	8,279	41.9%
Total	$251,650	$315,683	$(64,033)	(20.3)%

The decrease in net sales across geographic locations in the six-month period ended September 25, 2020 compared to the six-month period ended September 27, 2019 was due primarily to wafer foundry and distribution sales totaling $52.0 million that were divested and are unrelated to and no longer a part of our core business, and a $12.0 million global decline in demand resulting from the COVID-19 pandemic and the related inventory readjustments throughout our customers’ supply chains.
Excluding the net sales associated with the Divestiture Transactions of $19.2 million, net sales were down $12.1 million or 23.6% in the United States and Other Americas primarily driven by a decrease in demand for our core application products sold in the automotive end market resulting from the factory shutdowns and demand weakness related to the COVID-19 pandemic. The predominant country comprising Other Americas is Mexico.
The decrease in net sales of $10.1 million, or 19.2%, in Europe was primarily driven by a decrease in demand for our core application products sold in the automotive end market and some weakness in traditional industrial markets. The predominant countries comprising Europe are Germany and France.
Excluding the net sales associated with the Divestiture Transactions of $32.8 million in Japan, revenue in Asia totaled $170.3 million in the six-month period ended September 25,2020 compared to $160.2 million in the six-month period ended September 27, 2019. The increase in net sales in Asia of $10.1 million, or 6.3%, was primarily driven by increases in China and Other Asia for automotive and industrial products, partially offset by a decrease in demand in Japan and South Korea related to automotive demand weakness.
Cost of goods sold, gross profit and gross margin
Cost of goods sold decreased by $53.5 million, or 28.5%, to $134.2 million in the six-month period ended September 25, 2020 from $187.7 million in the six-month period ended September 27, 2019. The decrease in cost of goods sold was primarily due to a $46.6 million decrease in cost of goods sold attributable to the PSL Divestiture. The remaining $6.9 million decrease in cost of goods sold was primarily attributable to $4.3 million of reduced volumes, manufacturing cost absorptions, returns and related quality as well as the amortization of inventory transaction costs. In addition, the decrease was impacted by $2.8 million of amortization of capitalized manufacturing variances, manufacturing cost absorptions and overall capacity and efficiency gains. The decreases were partially offset by $0.1 million of Voxtel related impacts, mostly attributable to acquired intangible amortization during the period.
Gross profit decreased by $10.5 million, or 8.2%, to $117.5 million in the six-month period ended September 25, 2020 from $128.0 million in the six-month period ended September 27, 2019. Of this decrease, $5.4 million was attributable to the PSL Divestiture. The remaining $5.1 million decrease in gross profit was driven by a $12.0 operational decrease in net sales to core end markets, partially offset by the impacts in cost of goods sold discussed above.
R&D expenses
R&D expenses decreased by $2.6 million, or 4.9%, to $49.5 million in the six-month period ended September 25, 2020 from $52.1 million in the six-month period ended September 27, 2019. This decrease was primarily due to a reduction of $1.6 million of expenses related to the PSL Divestiture and $1.8 million of decreases in office and business expenses and corporate allocations, offset in part by $1.0 million of increases in inventory and supplies.
R&D expenses represented 19.7% of our total net sales for the six-month period ended September 25, 2020 and increased from 16.5% of our total net sales for the six-month period ended September 27, 2019. This percentage increase was primarily due to a reduction in our total net sales.
SG&A expenses
SG&A expenses decreased by $2.1 million, or 3.9%, to $51.0 million in the six-month period ended September 25, 2020 from $53.1 million in the six-month period ended September 27, 2019. This decrease was primarily due to a reduction of $3.6 million of expenses related to the PSL Divestiture, a decrease of $3.0 million in severance costs and a total decrease of $4.6 million in outside services, travel and salaries and related expenses, partially offset by $3.1 million of increases in professional fees and a total of $5.4 million for decreases in office and sales and marketing expenses, corporate allocations, amortization and facility related expenses.
SG&A expenses represented 20.3% of our total net sales for the six-month period ended September 25, 2020 and increased from 16.8% of our total net sales for the six-month period ended September 27, 2019. This percentage increase was primarily due to a reduction in our total net sales.
Interest income (expense), net
Interest income (expense), net increased by $0.7 million, to interest income, net of $0.7 million in the six-month period ended September 25, 2020 from interest expense, net of $0.1 million of in the six-month period ended September 27, 2019. The increase to interest income was primarily due to the elimination of related party interest costs related to PSL debt to Sanken as part of the PSL Divestiture that occurred in the beginning of fiscal year 2021.
Foreign currency transaction (loss) gain
We recorded a foreign currency transaction loss of $1.2 million in the six-month period ended September 25, 2020 compared to a gain of $3.4 million in the six-month period ended September 27, 2019. The foreign currency transaction loss recorded in the six-month period ended September 25, 2020 was primarily due to $2.1 million of realized and unrealized losses from our UK location, offset in part by $1.2 million of realized and unrealized gains from our Thailand location. The currency gain recorded in the six-month period ended September 27, 2019 was primarily attributable to $1.8 million and $1.5 million of realized and unrealized gains from our Thailand and UK locations, respectively.
Other, net
Other, net increased by $1.3 million to $0.2 million of gain in the six-month period ended September 25, 2020 from $1.1 million of loss in the six-month period ended September 27, 2019. Additionally, income in earnings of equity investment reflected a $0.5 million gain in the six-month period ended September 25, 2020, representing the earnings on our 30% investment in PSL during the six-month period ended September 25, 2020. The loss in the six-month period ended September 27, 2019 was primarily due to expenses incurred associated with a settlement to terminate a relationship with a distributor and disposal of equipment from the prior Worcester, Massachusetts facility that sold during the first three month period in fiscal year 2020.
Income tax provision
The provision for income taxes and the effective income tax rate were $2.6 million and 15.3%, respectively, in the six-month period ended September 25, 2020 and $10.2 million and 40.7%, respectively, in the six-month period ended September 27, 2019. The decrease in our provision for income tax and the effective tax rate for the six-month period ended September 25, 2020 as compared to the six-month period ended September 27, 2019 was primarily driven by a discrete tax expense of approximately $5.5 million recorded in the first quarter of fiscal year 2020, for the settlement of IRS transfer pricing audits for years 2016, 2017, and 2018. Additionally, we estimate an increased benefit of the Foreign Derived Intangible Income provision of U.S. Tax Reform for fiscal year 2021 as compared to fiscal year 2020 resulting from an increase in forecasted taxable income year over year. Our effective income tax rate is calculated based upon income before provision for income taxes for the period, composition of the income in different countries, and adjustments, if any, for potential tax consequences, benefits and/or resolutions of tax audits or other tax contingencies.
Liquidity and Capital Resources
As of September 25, 2020 we had $202.0 million of cash and cash equivalents and $298.1 million of working capital compared to $214.5 million of cash and cash equivalents and $298.1 million of working capital as of March 27, 2020. Working capital is impacted by the timing and extent of our business needs.
Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. In March 2020, we borrowed an aggregate of $43.0 million under our revolving credit facilities (including $10.0 million that was borrowed by PSL under its revolving credit facility (the “PSL Revolver”)), representing substantially all of our available capacity, in order to increase our cash position and help maintain financial flexibility in light of the continued uncertainty surrounding the COVID-19 pandemic. Of this $43.0 million, the $10.0 million of debt borrowed under the PSL Revolver is the obligation of PSL and is no longer included on our consolidated balance sheet as of September 25, 2020. In addition, the proceeds from such borrowings were retained by PSL and are no longer available for use by us following the consummation of the PSL Divestiture. The remaining $33.0 million in aggregate principal amount of debt ($25.0 million of which was borrowed under the AML Revolver and $8.0 million of which was borrowed under AML’s line of credit, each as described below) were to mature in December of 2020. On September 30, 2020, we entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility (the “Term Loan Facility”). On September 30, 2020, we also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). In connection with entering into the Revolving Credit Facility, we used cash on hand to repay all amounts outstanding under the AML Revolver in the amount of $25.0 million with Mizuho Bank, Ltd and AML’s $8.0 million line-of-credit agreement with the Bank of Mitsubishi UFJ, and terminated all commitments thereunder.
We anticipate a significant increase in accounting, legal and professional fees and other costs associated with being a public company. We believe that our existing cash resources, together with the proceeds from our IPO and our access to the capital markets, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all.
Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the six-month periods ended September 25, 2020 and September 27, 2019:

	Six-Month Period Ended
	September 25, 2020	September 27, 2019
	(dollars in thousands)
Net cash provided by operating activities	$28,640	$27,716
Net cash used in investing activities	(42,644)	(14,279)
Net cash provided by financing activities	—	30,000
Effect of exchange rate changes on cash and cash equivalents	2,480	(7,157)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(11,524)	$36,280
Operating Activities
Net cash provided by operating activities was $28.6 million in the six-month period ended September 25, 2020, resulting primarily from our net income of $14.5 million and non-cash charges of $26.9 million, partially offset by a net decrease in operating assets and liabilities of $12.7 million. Net changes in operating assets and liabilities consisted of a $16.7 million increase in prepaid expenses and other assets, a $8.8 million increase in inventories, a $5.6 million decrease in accrued expenses and other current and long-term liabilities, and a $1.3 million increase in accounts receivable – other, partially offset by a decrease of $10.7 million in due from/to related parties, a $6.2 million decrease in trade accounts receivable, net and a $2.8 million increase in trade accounts payable. The increase in prepaid expenses and other assets, excluding the impact of the non-cash removal of PSL-related assets of $5.2 million and acquisition of Voxtel, included a $2.9 million increase in prepaid taxes, a $2.4 million increase in deferred IPO costs, a $1.7 million increase in amortizable patent costs, a $0.8 million increase in prepaid contracts and deposits and a $7.7 million increase in other prepaid expenses. The $8.8 million inventory increase is the result of a $22.4 million reduction in balances from March 27, 2020, offset by a $32.2 million impact of the non-cash removal of PSL and Sanken distribution business related assets and $2.1 million of non-cash inventory provisions, reduced by $3.1 million of inventory added in the acquisition of Voxtel. The decrease in accrued expenses and other current and long-term liabilities is the result of a $13.4 million reduction in balances from March 27, 2020, adjusted for $26.5 million of non-cash increases related to the Voxtel acquisition primarily for deferred and contingent consideration, offset by the $7.6 million impact of the non-cash removal of PSL and Sanken distribution related assets. Trade accounts payable were impacted by the non-cash removal of PSL-related liabilities of $4.2 million, with the difference due to timing of such payments in the ordinary course of business. Changes related to trade accounts receivable, net, accounts receivable – other, and due from/to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.
Net cash provided by operating activities was $27.7 million in the six-month period ended September 27, 2019, resulting primarily from our net income of $14.8 million and non-cash charges of $34.4 million, partially offset by a net decrease in operating assets and liabilities of $21.5 million. The net decrease in operating assets and liabilities consisted of a $19.6 million increase in due from/to related parties, a $11.8 million decrease in accrued expenses and other current and long-term liabilities, a $3.9 million increase in prepaid expenses and other assets, and a $0.8 million decrease in trade accounts payable. These decreases to cash were partially offset by a $10.3 million decrease in trade accounts receivable, net, a $3.0 million decrease in inventories, and a $1.1 million decrease in accounts receivable – other. The decrease in trade accounts receivable, net was primarily a result of decreased sales year-over-year during the comparable periods and includes $0.4 million of non-cash bad debt provisions. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of the payment of $14.5 million in incentive plans and an aggregate net decrease to accrued and other liabilities of $3.1 million, partially offset by a net increase in certain accrued tax accounts in the amount of $5.8 million primarily related to a fiscal year 2020 IRS settlement for a transfer pricing agreement with PSL. The decrease in inventories was a result of reduced sales and was partially offset by a non-cash impact of $1.5 million of inventory provisions during the period. The decrease in trade accounts payable, due from/to related parties and the decrease in accounts receivable-other was primarily due to variations in the timing of such payments in the ordinary course of business.
Investing Activities
Net cash used in investing activities primarily consists of purchases and sales of property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment. We expect our multi-year transition from an integrated device manufacturer to our current fabless, asset-lite manufacturing model, including the completion of the Divestiture Transactions following the end of fiscal year 2020, will result in a decrease in capital expenditures in the future.
Net cash used in investing activities was $42.6 million in the six-month period ended September 25, 2020, consisting of $18.1 million of purchases of property, plant and equipment, $8.5 million of cash expended for the acquisition of Voxtel and $16.3 million of cash removed as result of the PSL Divestiture, partially offset by $0.3 million of proceeds from sales of property, plant and equipment.
Net cash used in investing activities was $14.3 million in the six-month period ended September 27, 2019, consisting of $18.2 million of purchases of property, plant and equipment, partially offset by $3.9 million of proceeds obtained from the sale of property, plant and equipment. The $3.9 million of proceeds from sales of property, plant and equipment were primarily attributable to the sale of our Worcester, Massachusetts facility (the “Worcester Facility”) in the first three-month period in fiscal 2020.
Financing Activities
There was no net cash provided by financing activities in the six-month period ended September 25, 2020.
Net cash provided by financing activities was $30.0 million in the six-month period ended September 27, 2019, consisting of a repayment of the $30.0 million short-term loan issued to Sanken in the fourth quarter of fiscal year 2019.
Debt Obligations
As of September 25, 2020, we had $33.0 million in aggregate principal amount of debt outstanding under our credit facilities; as of October 1, 2020, the $33.0 million was all repaid and both credit facilities were terminated. We entered into a new $325.0 million, 7-year term loan on September 30, 2020.
Description of Credit Facilities
AML Revolver
On January 22, 2019, AML entered into a revolving credit agreement with Mizuho Bank, Ltd., as lender, that provides for a revolving credit facility with a maximum borrowing capacity of $25.0 million (the “AML Revolver”). On January 22, 2020, AML and the lender amended the AML Revolver to extend the termination date for commitments thereunder from

January 22, 2020 to January 22, 2021 (the “Commitment Termination Date”). On September 30, 2020, we repaid the AML Revolver in full and in conjunction, terminated it.
Borrowings under the AML Revolver bear interest at a rate per year equal to, at AML’s option, either (i) LIBOR (defined, with respect to the applicable interest period, as the rate per year determined by the lender for making or maintaining such loan at approximately 11:00 a.m. London time on the day that is two London business days prior to the commencement of the applicable interest period), or (ii) the Cost of Funds Rate (defined, with respect to the applicable interest period, as the rate per year determined by the lender to be its effective cost of funding such loan in dollars during such interest period), plus, in each case, a spread of 0.4%. In addition, AML is required to pay, on a quarterly basis in arrears, a non-refundable commitment fee of 0.2% per year on the average daily unused commitments under the AML Revolver during such quarterly period. AML was also required to pay, on the closing date of the AML Revolver, a non-refundable up-front fee of $25 thousand.
The outstanding principal amount of borrowings under the AML Revolver, together with all accrued and unpaid interest thereon, is due and payable on the first to occur of (i) the last day of the applicable interest period, or (ii) the Commitment Termination Date (or, in each case, such earlier date as such borrowings are accelerated or commitments under the AML Revolver are otherwise terminated in accordance with the terms thereof).
AML is permitted to prepay all or any portion of the borrowings outstanding under the AML Revolver from time to time without premium or penalty, provided that any partial prepayment must be in an aggregate amount not less than $100,000 or an integral multiple thereof, and all prepayments must be accompanied by accrued and unpaid interest on the amount being prepaid to the date of such prepayment. Amounts prepaid under the AML Revolver may be subsequently re-borrowed, provided that such prepayment was not accompanied by a termination of the underlying commitment.
Obligations under the AML Revolver are not secured by collateral. The credit agreement governing the AML Revolver contains certain covenants that, among other things and subject to certain exceptions, restrict the ability of AML to:
•merge, consolidate or amalgamate with or into any other entity;
•purchase or otherwise acquire all or substantially all of the assets, liabilities or properties of any other entity;
•sell, lease, transfer or otherwise dispose of all or substantially all of its assets or properties;
•change the nature of its business activities;
•enter into transactions with affiliates; and
•amend its governing documents.
The credit agreement also contains a financial covenant that requires AML to maintain positive consolidated income before income taxes and consolidated net income for each of its fiscal years.
The credit agreement governing the AML Revolver contains certain customary representations and warranties and affirmative covenants. In addition, the lender will be permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which include, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-accelerations to material debt, certain events of bankruptcy and insolvency, and certain judgments, changes in control and material adverse effects.
AML Line of Credit
AML has a line of credit with the Bank of Mitsubishi UFJ that provides for a maximum borrowing capacity of $8.0 at an interest rate of 1.9%. On October 1, 2020, we repaid this line of credit in full and in conjunction, terminated it.
AMPI Credit Facilities
On November 26, 2019, AMPI entered into a line of credit agreement with Union Bank of the Philippines, Inc. that provides for a maximum borrowing capacity of 60.0 million Philippine pesos (approximately $1.2 million) at the bank’s prevailing interest rate. The line of credit expires on August 31, 2021.

On November 20, 2019, AMPI entered into a line of credit agreement with BDO Unibank that provides for a maximum borrowing capacity of 75.0 million Philippine pesos (approximately $1.5 million) at the bank’s prevailing interest rate. The line of credit expires on June 30, 2021.

Off-Balance Sheet Arrangements
As of September 25, 2020, we did not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies,” in the unaudited consolidated financial statements included elsewhere in this Quarterly Report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rates risk associated with our cash and cash equivalents and our debt, foreign currency risk and impact of inflation. We do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.
Interest Rate Risk
Our investments have limited exposure to market risk. At September 25, 2020, we maintained a portfolio of cash and cash equivalents, consisting primarily of money market funds. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our bank debt and borrowings on our bank credit facilities. Although our U.S. revolving line of credit and our foreign credit facilities have variable rates, as of September 25, 2020 we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Foreign Currency Risk
Due to our international operations, a significant portion of our cost of sales and operating expenses are denominated in currencies other than the U.S. Dollar, principally the Euro, the Philippine Peso and Thai Baht. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Philippine Peso and the Thai Baht. Losses on foreign exchange transactions totaled $1.3 million and $1.2 million for the three- and six-month periods ended September 25, 2020, respectively, and gains on foreign exchange transactions amounted to $0.6 million and $3.4 million for the three- and six-month periods ended September 27, 2019. Management does not attempt to minimize these exposures.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. Dollar as changes in the value of their functional currency relative to the U.S. Dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. Dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of September 25, 2020. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
Impact of Inflation
Inflationary factors, such as increases in overhead costs or the costs of other core operating resources, may adversely affect our operating results. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we do not believe the effects of inflation, if any, on our historical results of operations and financial condition have been material. We cannot assure that future inflationary or other cost pressures will not have an adverse impact on our results of operations and financial condition in the future.
Item 4. Controls and Procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Senior Vice President, Chief Financial Officer & Treasurer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 25, 2020. Based on the evaluation of our disclosure controls and procedures as of September 25, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the section entitled “Risk Factors” of the Prospectus and described elsewhere in this Quarterly Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in the section entitled “Risk Factors” of our Prospectus, which risk factor section is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 28, 2020, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-249348), as amended, filed in connection with our IPO (the “Registration Statement”). Pursuant to the Registration Statement, we registered the offer and sale of 25,000,000 shares of our common stock with an aggregate offering price of $350.0 million. Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Jefferies LLC, Mizuho Securities USA LLC, Needham & Company, LLC and SMBC Nikko Securities America, Inc. served as underwriters for the offering. On November 2, 2020, we issued and sold 25,000,000 shares of our common stock, at a price to the public of $14.00 per share. Upon completion of the IPO on November 2, 2020, we received net proceeds of approximately $320.8 million, after deducting the underwriting discount of $20.1 million and offering expenses of $9.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the Registration Statement. Approximately $300.0 million of the net proceeds of approximately $320.8 million from our IPO are expected to be used to repay borrowings under our term loan credit facility, and the remainder of the net proceeds have been invested in short-term, investment-grade instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus relating to our Registration Statement.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
(a) Exhibits

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Third Amended and Restated Certificate of Incorporation of Allegro MicroSystems, Inc.	8-K	001-39675	3.1	11/02/2020

3.2	Amended and Restated Bylaws of Allegro MicroSystems, Inc.	8-K	001-39675	3.2	11/02/2020

4.1	Stockholders Agreement, dated as of September 30, 2020, by and among Allegro MicroSystems, Inc., Sanken Electric Co. and OEP SKNA, L.P.					*

4.2	Amended and Restated Registration Rights Agreement, by and among Allegro MicroSystems, Inc., Sanken Electric Co. and OEP SKNA, L.P.	8-K	333-249348	10.1	11/02/2020

10.1	Form of Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan.	S-1/A	333-249348	10.32	10/21/2020

10.2	Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Employees).	S-1/A	333-249348	10.33	10/21/2020

10.3	Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Board of Directors).	S-1/A	333-249348	10.34	10/21/2020

10.4	Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan.	S-1/A	333-249348	10.35	10/21/2020

10.5	Form of Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan.	S-1/A	333-249348	10.36	10/21/2020

10.6	Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Ravi Vig.	S-1/A	333-249348	10.37	10/21/2020

10.7	Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Paul V. Walsh, Jr.	S-1/A	333-249348	10.38	10/21/2020

10.8	Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Michael C. Doogue.	S-1/A	333-249348	10.39	10/21/2020

10.9	Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Max R. Glover.	S-1/A	333-249348	10.40	10/21/2020

10.10	Allegro MicroSystems, Inc. Non-Employee Director Compensation Program.	S-1/A	333-249348	10.42	10/21/2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

10.11	Form of Indemnification Agreement between Allegro MicroSystems, Inc. and its directors and officers.	S-1/A	333-249348	10.43	10/21/2020

10.12	Term Loan Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto.	S-1/A	333-249348	10.44	10/21/2020

10.13	Term Loan Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as collateral agent.	S-1/A	333-249348	10.45	10/21/2020

10.14	Revolving Facility Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto.	S-1/A	333-249348	10.46	10/21/2020

10.15	Revolving Facility Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Mizuho Bank, Ltd., as collateral agent.	S-1/A	333-249348	10.47	10/21/2020

10.16	Form of Class A Share Repurchase Agreement.	S-1/A	333-249348	10.48	10/21/2020

10.17	Form of Class L Share Repurchase Agreement.	S-1/A	333-249348	10.49	10/21/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date: November 20, 2020	By:	/s/ Ravi Vig
Ravi Vig
President and Chief Executive Officer (principal executive officer)

Date: November 20, 2020	By:	/s/ Paul V. Walsh, Jr.
Paul V. Walsh, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)