Form 10-Q
period 2020-12-25
ALLEGRO MICROSYSTEMS, INC.
filed 2021-02-02
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of February 1, 2021, the registrant had 189,433,744 shares of common stock, $0.01 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, prospective products and the plans and objectives of management for future operations, may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” in this Quarterly Report. These risks and uncertainties include, but are not limited to:
•downturns or volatility in general economic conditions, including as a result of the COVID-19 pandemic, particularly in the automotive market;
•our ability to compete effectively, expand our market share and increase our net sales and profitability;
•our ability to compensate for decreases in average selling prices of our products;
•the cyclical nature of the analog semiconductor industry;
•shifts in our product mix or customer mix, which could negatively impact our gross margin;
•our ability to manage any sustained yield problems or other delays at our third-party wafer fabrication facilities or in the final assembly and test of our products;
•any disruptions at our primary third-party wafer fabrication facilities;
•our ability to fully realize the benefits of past and potential future initiatives designed to improve our competitiveness, growth and profitability;
•our ability to accurately predict our quarterly net sales and operating results;
•our ability to adjust our supply chain volume to account for changing market conditions and customer demand;
•our reliance on a limited number of third-party wafer fabrication facilities and suppliers of other materials;
•our dependence on manufacturing operations in the Philippines;
•our reliance on distributors to generate sales;
•our indebtedness may limit our flexibility to operate our business;
•the loss of one or more significant end customers;
•our ability to develop new product features or new products in a timely and cost-effective manner;
•our ability to meet customers’ quality requirements;

•uncertainties related to the design win process and our ability to recover design and development expenses and to generate timely or sufficient net sales or margins; changes in government trade policies, including the imposition of tariffs and export restrictions;
•our exposures to warranty claims, product liability claims and product recalls;
•our ability to protect our proprietary technology and inventions through patents or trade secrets;
•our ability to commercialize our products without infringing third-party intellectual property rights;
•disruptions or breaches of our information technology systems;
•risks related to governmental regulation and other legal obligations, including privacy, data protection, information security, consumer protection, environmental and occupational health and safety, anti-corruption and anti-bribery, and trade controls;
•our dependence on international customers and operations;
•the availability of rebates, tax credits and other financial incentives on end-user demands for certain products;
•the volatility of currency exchange rates;
•risks related to acquisitions of and investments in new businesses, products or technologies, joint ventures and other strategic transactions;
•our ability to raise capital to support our growth strategy;
•our ability to effectively manage our growth and to retain key and highly skilled personnel;
•changes in tax rates or the adoption of new tax legislation;
•risks related to litigation, including securities class action litigation; and
•our ability to accurately estimate market opportunity and growth forecasts.
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 25, 2020 (Unaudited)	March 27, 2020
Assets
Current assets:
Cash and cash equivalents	$157,653	$214,491
Restricted cash	6,520	5,385
Trade accounts receivable, net of allowances for doubtful accounts of $138 and $288 at December 25, 2020 and March 27, 2020, respectively	67,334	59,457
Trade and other accounts receivable due from related party	20,153	30,851
Accounts receivable - other	1,373	1,796
Inventories	94,021	127,227
Prepaid expenses and other current assets	31,476	9,014
Total current assets	378,530	448,221
Property, plant and equipment, net	214,372	332,330
Deferred income tax assets	23,188	7,217
Goodwill	20,249	1,285
Intangible assets, net	36,420	19,958
Equity investment in related party	26,657	—
Other assets, net	12,482	8,810
Total assets	$711,898	$817,821
Liabilities, Non-Controlling Interest and Stockholders' Equity
Current liabilities:
Trade accounts payable	$20,262	$20,762
Amounts due to related party	2,078	4,494
Accrued expenses and other current liabilities	66,779	56,855
Current portion of related party debt	—	25,000
Bank lines-of-credit	—	43,000
Total current liabilities	89,119	150,111
Obligations due under Senior Secured Credit Facilities	25,000	—
Related party notes payable, less current portion	—	17,700
Other long-term liabilities	20,861	15,878
Total liabilities	134,980	183,689
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at December 25, 2020 and March 27, 2020	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 189,431,726 shares issued and outstanding at December 25, 2020; No shares authorized, issued or outstanding at March 27, 2020	1,894	—
Class A, $0.01 par value; No shares authorized, issued or outstanding at December 25, 2020; 12,500,000 shares authorized; 10,000,000 shares issued and outstanding at March 27, 2020	—	100
Class L, $0.01 par value; No shares authorized, issued or outstanding at December 25, 2020; 1,000,000 shares authorized; 622,470 shares issued and outstanding at March 27, 2020	—	6
Additional paid-in capital	589,202	458,697
(Accumulated deficit) / retained earnings	(5,094)	194,355
Accumulated other comprehensive loss	(10,171)	(19,976)
Equity attributable to Allegro MicroSystems, Inc.	575,831	633,182
Non-controlling interests	1,087	950
Total stockholders' equity	576,918	634,132
Total liabilities, non-controlling interest and stockholders' equity	$711,898	$817,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Net sales	$138,010	$143,267	$343,529	$426,158
Net sales to related party	26,439	16,535	72,570	49,327
Total net sales	164,449	159,802	416,099	475,485
Cost of goods sold	90,024	98,277	224,203	285,967
Gross profit	74,425	61,525	191,896	189,518
Operating expenses:
Research and development	30,999	25,485	80,509	77,565
Selling, general and administrative	67,650	24,909	118,677	78,030
Total operating expenses	98,649	50,394	199,186	155,595
Operating (loss) income	(24,224)	11,131	(7,290)	33,923
Other (expense) income:
Loss on debt extinguishment	(9,055)	—	(9,055)	—
Interest (expense) income, net	(2,598)	10	(1,935)	(60)
Foreign currency transaction (loss) gain	(145)	(560)	(1,331)	2,800
Income in earnings of equity investment	949	—	1,407	—
Other, net	(510)	(81)	(297)	(1,177)
(Loss) income before income tax (benefit) provision	(35,583)	10,500	(18,501)	35,486
Income tax (benefit) provision	(30,523)	1,542	(27,913)	11,710
Net (loss) income	(5,060)	8,958	9,412	23,776
Net income attributable to non-controlling interests	35	32	103	101
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(5,095)	$8,926	$9,309	$23,675
Net (loss) income attributable to Allegro MicroSystems, Inc. per share (Note 17):
Basic	$(0.04)	$0.89	$0.19	$2.37
Diluted	$(0.04)	$0.89	$0.05	$2.37
Weighted average shares outstanding:
Basic	124,363,078	10,000,000	48,121,026	10,000,000
Diluted	124,363,078	10,000,000	171,638,787	10,000,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Net (loss) income	$(5,060)	$8,958	$9,412	$23,776
Foreign currency translation adjustment	3,972	2,886	10,152	1,869
Net actuarial loss amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	(313)	—
Comprehensive (loss) income	$(1,088)	$11,844	$19,251	$25,645
Comprehensive expense attributable to non-controlling interest	(10)	(23)	(34)	(5)
Comprehensive (loss) income attributable to Allegro MicroSystems, Inc.	$(1,098)	$11,821	$19,217	$25,640
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Changes in Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings / Accum. Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 25, 2020	10,000,000	$100	638,298	$6	—	$—	—	$—	$439,732	$208,759	$(14,133)	$1,042	$635,506
Net income	—	—	—	—	—	—	—	—	—	(5,095)	—	35	(5,060)
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	—	—	—	—	527	—	—	—	527
Reclassification of certain class L shares	—	—	—	—	—	—	—	—	298	—	—	—	298
Stock-based compensation	—	—	—	—	—	—	—	—	45,876	—	—	—	45,876
Issuance of common stock in connection with IPO, net of underwriting discounts and other offering costs	—	—	—	—	—	—	25,000,000	250	321,175	—	—	—	321,425
Conversion of Class A and Class L common stock into common stock in connection with the IPO	(10,000,000)	(100)	(636,301)	(6)	—	—	166,500,000	1,665	(1,559)	—	—	—	—
Repurchase of Class A and Class L common stock to cover related taxes	—	—	(1,997)	—	—	—	(2,068,274)	(21)	(27,686)	—	—	—	(27,707)
Conversion of LTCIP/TRIP awards into restricted stock units in connection with the IPO	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Cash dividend paid to holders of Class A common stock	—	—	—	—	—	—	—	—	(191,242)	(208,758)	—	—	(400,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	3,962	10	3,972
Balance at December 25, 2020	—	$—	—	$—	—	$—	189,431,726	$1,894	$589,202	$(5,094)	$(10,171)	$1,087	$576,918

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Changes in Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 27, 2019	10,000,000	$100	607,620	$6	—	$—	—	$—	$448,510	$172,134	$(17,277)	$865	$604,338
Net income	—	—	—	—	—	—	—	—	—	8,926	—	32	8,958
Stock-based compensation	—	—	—	—	—	—	—	—	303	—	—	—	303
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	2,863	23	2,886
Balance at December 27, 2019	10,000,000	$100	607,620	$6	—	$—	—	$—	$448,813	$181,060	$(14,414)	$920	$616,485

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Changes in Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings / Accum. Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 27, 2020	10,000,000	$100	622,470	$6	—	$—	—	$—	$458,697	$194,355	$(19,976)	$950	$634,132
Net income	—	—	—	—	—	—	—	—	—	9,309	—	103	9,412
Issuance of Class L shares, net of forfeitures	—	—	15,828	—	—	—	—	—	—	—	—	—	—
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	—	—	—	—	(19,165)	—	—	—	(19,165)
Stock-based compensation	—	—	—	—	—	—	—	—	46,901	—	—	—	46,901
Issuance of common stock in connection with IPO, net of underwriting discounts and other offering costs	—	—	—	—	—	—	25,000,000	250	321,175	—	—	—	321,425
Conversion of Class A and Class L common stock into common stock in connection with the IPO	(10,000,000)	(100)	(636,301)	(6)	—	—	166,500,000	1,665	(1,559)	—	—	—	—
Repurchase of Class A and Class L common stock to cover related taxes	—	—	(1,997)	—	—	—	(2,068,274)	(21)	(27,686)	—	—	—	(27,707)
Conversion of LTCIP/TRIP awards into restricted stock units in connection with the IPO	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Cash dividend paid to holders of Class A common stock	—	—	—	—	—	—	—	—	(191,242)	(208,758)	—	—	(400,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	10,118	34	10,152
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	(313)	—	(313)
Balance at December 25, 2020	—	$—	—	$—	—	$—	189,431,726	$1,894	$589,202	$(5,094)	$(10,171)	$1,087	$576,918

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Changes in Equity
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 29, 2019	10,000,000	$100	607,620	$6	—	$—	—	$—	$447,762	$157,385	$(16,278)	$814	$589,789
Net income	—	—	—	—	—	—	—	—	—	23,675	—	101	23,776
Stock-based compensation	—	—	—	—	—	—	—	—	1,051	—	—	—	1,051
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,864	5	1,869
Balance at December 27, 2019	10,000,000	$100	607,620	$6	—	$—	—	$—	$448,813	$181,060	$(14,414)	$920	$616,485

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine-Month Period Ended
	December 25, 2020	December 27, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,412	$23,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,225	47,608
Amortization of deferred financing costs	226	—
Deferred income taxes	(17,526)	(288)
Stock-based compensation	46,901	1,051
Loss on disposal of assets	272	718
Loss on debt extinguishment	9,055	—
Provisions for inventory and bad debt	3,857	3,353
Changes in operating assets and liabilities:
Trade accounts receivable	(5,975)	15,540
Accounts receivable - other	115	657
Inventories	1,118	(341)
Prepaid expenses and other assets	(29,655)	(6,165)
Trade accounts payable	2,411	1,100
Due to/from related parties	8,283	(20,969)
Accrued expenses and other current and long-term liabilities	(1,185)	(17,270)
Net cash provided by operating activities	63,534	48,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,880)	(34,997)
Acquisition of business, net of cash acquired	(8,500)	—
Proceeds from sales of property, plant and equipment	314	3,936
Contribution of cash balances due to divestiture of subsidiary	(16,335)	—
Net cash used in investing activities	(50,401)	(31,061)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party note receivable	51,377	30,000
Proceeds from initial public offering, net of underwriting discounts and other offering costs	321,425	—
Payments for taxes related to net share settlement of equity awards	(27,707)	—
Dividends paid	(400,000)	—
Borrowings of senior secured debt, net of deferred financing costs	315,719	—
Repayment of senior secured debt	(300,000)	—
Repayment of unsecured credit facilities	(33,000)	—
Net cash (used in) provided by financing activities	(72,186)	30,000
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	3,350	(6,452)
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(55,703)	41,257
Cash and cash equivalents and Restricted cash at beginning of period	219,876	103,257
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$164,173	$144,514
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$214,491	$99,743
Restricted cash at beginning of period	5,385	3,514
Cash and cash equivalents and Restricted cash at beginning of period	$219,876	$103,257
Cash and cash equivalents at end of period	157,653	139,306
Restricted cash at end of period	6,520	5,208
Cash and cash equivalents and Restricted cash at end of period	$164,173	$144,514
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,559	$872
Cash paid for income taxes	$7,568	$12,937
Noncash transactions:
Changes in Trade accounts payable related to Property, plant and equipment, net	$(786)	$(2,663)
Loans to cover purchase of common stock under employee stock plan	$171	$232
Deconsolidation related to PSL Divestiture (Note 1)	$—	$—
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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-1 filed with the SEC on February 2, 2021 (the “Registration Statement”). In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
On November 2, 2020, the Company completed its initial public offering (“IPO”) of 28,750,000 shares of its common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by the Company and 3,750,000 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately, $321,425 after deducting $20,125 of underwriting discounts and $8,450 of offering costs. The Company’s common stock is now listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.”
On March 28, 2020, the Company entered into an agreement to divest a majority of its ownership interest in Polar Semiconductor, Inc. (“PSL”) to Sanken, in order to better align with its fabless, asset-lite scalable manufacturing strategy (the “PSL Divestiture”). In order to affect this in-kind, noncash transaction, Sanken contributed the forgiveness of the fair value of the entire related party notes payable of $42,700 owed by PSL to Sanken and the Company contributed the forgiveness of the fair value of $15,000 out of the $66,377 total debt owed by PSL to the Company, which was previously eliminated in consolidation. The entire net receivable balance of $51,377 plus accrued interest of $762 was repaid on October 14, 2020. Following the divestiture, Sanken held a 70% majority share in PSL with the Company retaining a 30% minority shareholder interest. The investment was recorded for the 30%, totaling $25,250 at the divestiture date. Beginning with reporting periods on and after March 28, 2020, the investment is included on the Company’s balance sheet as an equity investment in a related party, including $949 and $1,407 of income earned during the three- and nine-month periods ended December 25, 2020.
In addition, the difference between the fair value contributed by both parties at the consummation of this transaction and the book value was treated as an adjustment of capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries within additional paid-in capital of $19,165 at December 25, 2020. This amount includes an estimated tax effect of $1,552 for the nine-month period ended December 25, 2020.
On March 28, 2020, in connection with the divestiture described above, the Company also formally terminated its distribution agreement with Sanken to distribute Sanken’s products and entered into a transitional services agreement with PSL, which contracted with Sanken as its new channel for fulfillment of Sanken product sales in North America and Europe. Sanken will continue to provide distribution support for the Company’s products in Japan. See Note 20, “Related party transactions,” for further discussion.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
In accordance with the PSL Divestiture noted above, the following noncash assets and liabilities and related equity impacts attributable to the unaudited statement of cash flows are summarized below:

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
The Company continues to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and the Company may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on the Company’s business stemming from current measures and potential future measures that could restrict access to the Company’s facilities, limit manufacturing and support operations and place restrictions on the Company’s workforce and suppliers. The measures implemented by various authorities related to the COVID-19 pandemic have caused the Company to change its business practices, including those related to where employees work, the distance between employees in the Company’s facilities, limitations on the in-person meetings between employees and with customers, suppliers, service providers, and stakeholders, as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events.
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
To the extent that the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition or liquidity, it also may heighten many of the other risks. For example, if the business impacts of COVID-19 are

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
prolonged, this could cause the Company to recognize impairments for goodwill and certain long-lived assets including amortizable intangible assets.
The Company has taken actions to mitigate its financial risk given the uncertainty in global markets caused by the COVID-19 pandemic. During the fourth quarter of fiscal year 2020, the Company borrowed $43,000 under its revolving credit facilities. The borrowing was made as part of the Company’s ongoing efforts to preserve financial flexibility in light of the current uncertainty in the global markets and related effects on the Company’s business resulting from the COVID-19 pandemic. In connection with entering into a new revolving credit facility on September 30, 2020, the Company used cash on hand to repay all amounts outstanding under the line of credit and terminated all commitments thereunder.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”). The CARES Act contains numerous tax provisions including a correction to the applicable depreciation rates available in the original Tax Cuts and Jobs Act (“TCJA”) for Qualified Improvement Property (“QIP”), temporarily establishes a five year carryback period for current net operating losses (“NOL”), and contains a provision for deferred payment of 2020 employer payroll taxes. The Company currently estimates cash tax benefits of the NOL and QIP changes to be $8,963 and $1,680, respectively. Additionally, the Company plans to defer payment of $2,766 of payroll taxes, with $1,383 to be paid back in the third quarter of fiscal year 2022 and the remainder in the third quarter of fiscal year 2023. Additional income tax provisions of the Act are currently being evaluated and not expected to have material impacts.
Financial Periods
The Company’s third quarter three-month period is a 13-week period ending on the last Friday in December. The Company’s 2021 fiscal three- and nine-month periods ended December 25, 2020, and the Company’s 2020 three- and nine-month periods ended December 27, 2019.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the unaudited consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates relate to useful lives of fixed and intangible assets, allowances for doubtful accounts and customer returns and sales allowances. Such estimates could also relate to the fair value of acquired assets and liabilities, including goodwill and intangible assets, net realizable value of inventory, accrued liabilities, the valuation of stock-based awards, deferred tax valuation allowances, and other reserves. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements.
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholder’s equity as a reduction of the additional paid-in capital generated as a result of the offering. As of December 25, 2020 and March 27, 2020, the Company had $0 and $0 of deferred offering costs, respectively.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, which management believes to be of a high credit quality. To manage credit risk related to accounts receivables, the Company evaluates the creditworthiness of its customers and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any significant credit losses to date.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
As of December 25, 2020 and March 27, 2020, Sanken accounted for 19.8% and 33.8% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net during those periods.
For the three- and nine-month periods ended December 25, 2020, Sanken accounted for 16.1% and 17.4% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- and nine-month periods ended December 25, 2020. For the three- and nine-month periods ended December 27, 2019, Sanken accounted for 10.3% and 10.4% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- and nine-month periods ended December 27, 2019.
During the three-month period ended December 25, 2020 sales from customers located outside of the United States accounted for, in the aggregate, 85.4% of the Company’s total net sales, with Greater China accounting for 28.1%, Japan accounting for 16.0% and South Korea accounting for 10.7%. No other countries accounted for greater than 10% of total net sales for the three-month period ended December 25, 2020. During the nine-month period ended December 25, 2020, sales from customers located outside of the United States, in the aggregate, accounted for 86.1% of the Company’s total net sales, with Greater China accounting for 27.9%, Japan accounting for 17.4% and South Korea accounting for 10.5%. No other countries accounted for greater than 10% of total net sales for the nine-month period ended December 25, 2020.
During the three-month period ended December 27, 2019, sales from customers located outside of the United States, in the aggregate, accounted for 82.8% of the Company’s total net sales, with Japan accounting for 28.8% and Greater China accounting for 22.1%. No other countries accounted for greater than 10% of total net sales for the three-month period ended December 27, 2019. During the nine-month period ended December 27, 2019, sales from customers located outside of the United States, in the aggregate, accounted for 81.8% of the Company’s total net sales, with Japan accounting for 27.8% and Greater China accounting for 20.0%. No other countries accounted for greater than 10% of total net sales for the nine-month period ended December 27, 2019.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or “the new lease standard”), subsequently amended by ASU 2018-11, Leases (Topic 842): Targeted Improvements. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessees will no longer be provided with a source of off-balance sheet financing. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The standard is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar-year entity). Early application is permitted. Entities have the option of using either a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, or else a transition option (which the Company expects to use) allowing lessees to not apply the new lease standard in comparative periods but instead recognize a cumulative-effect adjustment to retained earnings as of the date of adoption. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.
In May 2020, FASB issued ASU No. 2020-05 delaying the effective date of the new lease standard for nonpublic companies to fiscal years beginning after December 15, 2021 and interim periods within those fiscal years beginning after December 15, 2022. The Company expects to adopt this guidance during fiscal year 2022 and its assessment of the impact of adopting this standard is underway, including cataloging all leases, performing a preliminary analysis of the amounts of lease liabilities and right-of-use assets to be recorded and reviewing potential changes to the disclosures on leases. Based on this

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
preliminary assessment, the Company does not expect the adoption of this standard to have a significant impact on its consolidated statement of operations. However, the Company expects that the recognition of right-of-use assets and corresponding lease liabilities will have a significant impact on its consolidated balance sheet.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which adds an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-03, along with its subsequent clarifications, was effective for public companies beginning after December 15, 2019 and is effective for nonpublic companies for fiscal years beginning after December 15, 2021. The Company is evaluating the new guidance and the expected effect on its consolidated financial statements and related disclosures. In November 2019, the FASB issued ASU No. 2019-10 delaying the effective date for all entities. For public entities, this guidance was effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years.
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
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, regarding transfers between levels of financial instruments, amounts of unrealized gains and losses included in other comprehensive (loss) income for Level 3 fair value measurements and the information used to determine the fair value of Level 3 fair value measurements. The standard is effective for both public and nonpublic companies, for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.
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
In January 2020, the FASB issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” (“ASU 2020-01”), which addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 for public companies and beginning after December 15, 2021 for nonpublic entities with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2020-01 will have on its consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU, which was effective for all entities upon issuance on March 12, 2020 and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or any other reference rate expected to be discontinued. The Company is still assessing the impact that the adoption of ASU 2020-04 will have on its consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
3. Acquisition
On August 28, 2020, the Company closed on its purchase of Voxtel, Inc. (the “Acquisition”), a privately-held technology company located in Beaverton, Oregon that develops, manufactures and supplies photonic and advanced 3D imaging technologies. The total preliminary purchase price was $35,081, including certain earn-outs that have the potential payout of $15,000. The fair value of these earn-outs at acquisition date was $7,800.
The Acquisition has been accounted for as a business combination and, in accordance with ASC 805, Business Combinations, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the date of the Acquisition. The following table summarizes the preliminary purchase price allocation recorded:

Estimated fair value of consideration:
Base purchase price	$27,281
Contingent Consideration	7,800
Total estimated fair value of consideration	$35,081
Estimated fair value of assets acquired and liabilities assumed:
Net working capital	$4,064
Property and equipment	57
Finite-life intangible assets	13,600
Indefinite-life intangible assets	2,400
Deferred tax liability	(3,843)
Goodwill	18,803
Allocated purchase price	$35,081
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
The revenues and loss before income taxes from the Acquisition were immaterial to the Company’s consolidated results for the three- and nine-month periods ended December 25, 2020. The Company has not presented pro forma results of operations for the Acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.
4. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”), application-specific analog power semiconductors, wafer foundry products and from the sale of Sanken-related products. The following tables summarize net sales disaggregated by core end market and application, by product and by geography for the three- and nine-month periods ended December 25, 2020 and December 27, 2019. The categorization of net sales by core end market and application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location the products are being shipped to.
Net sales by core end market and application:

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Core end market:
Automotive	$113,902	$99,074	$279,759	$289,681
Industrial	23,654	21,358	65,710	56,095
Other	26,893	15,070	70,630	53,399
Other applications:
Wafer foundry products	—	16,634	—	49,622
Distribution of Sanken products	—	7,666	—	26,688
Total net sales	$164,449	$159,802	$416,099	$475,485
Net sales by product:

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Power integrated circuits (“PIC”)	$54,406	$43,665	$146,276	$123,900
Magnetic sensors (“MS”)	109,457	91,837	268,956	275,275
Photonics	586	—	867	—
Wafer foundry products	—	16,634	—	49,622
Distribution of Sanken products	—	7,666	—	26,688
Total net sales	$164,449	$159,802	$416,099	$475,485

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales by geography:

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Americas:
United States	$23,934	$27,498	$57,892	$86,746
Other Americas	5,620	4,722	10,797	15,930
EMEA:
Europe	28,239	24,341	70,459	76,622
Asia:
Japan	26,439	46,010	72,570	131,950
Greater China	46,172	35,284	116,178	95,244
South Korea	17,606	14,119	43,733	41,413
Other Asia	16,439	7,828	44,470	27,580
Total net sales	$164,449	$159,802	$416,099	$475,485
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. At December 25, 2020 and March 27, 2020, these adjustments were $16,574 and $17,473, respectively, and were netted against trade accounts receivable in the unaudited consolidated balance sheets. These amounts represent activity of credits of $899 and $815 for the nine-month periods ended December 25, 2020 and December 27, 2019, respectively.
Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected to not disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of December 25, 2020 and March 27, 2020 measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at December 25, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,320	$—	$—	$16,320
Restricted cash:
Money market fund deposits	6,520	—	—	6,520
Total assets	$22,840	$—	$—	$22,840
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$7,800	$7,800
Total liabilities	$—	$—	$7,800	$7,800

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
The following table shows the change in fair value of Level 3 contingent consideration in connection with the Acquisition for the nine-month period ended December 25, 2020:

Level 3 Contingent Consideration
Balance at March 27, 2020	$—
Additions during the year	7,800
Balance at December 25, 2020	$7,800
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust fund, loans, bonds, stock and other investments which are the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans.”
During the nine-month periods ended December 25, 2020 and December 27, 2019, there were no transfers among Level 1, Level 2 and Level 3.
6. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	December 25, 2020	March 27, 2020
Trade accounts receivable	$103,687	$107,223
Less:
Allowance for doubtful accounts	(138)	(288)
Returns and sales allowances	(16,437)	(17,185)
Related party trade accounts receivable	(19,778)	(30,293)
Total	$67,334	$59,457
Changes in the Company’s allowance for doubtful accounts and returns and sales allowances were as follows:

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 27, 2020	$288	$17,185	$17,473
Charged to costs and expenses or revenue	(150)	103,660	103,510
Write-offs, net of recoveries	—	(104,408)	(104,408)
Balance at December 25, 2020	$138	$16,437	$16,575

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 29, 2019	$412	$17,607	$18,019
Charged to costs and expenses or revenue	(175)	91,690	91,515
Write-offs, net of recoveries	—	(92,330)	(92,330)
Balance at December 27, 2019	$237	$16,967	$17,204
7. Inventories
Inventories include material, labor and overhead and consisted of the following:

	December 25, 2020	March 27, 2020
Raw materials and supplies	$8,689	$12,411
Work in process	57,477	87,606
Finished goods	24,451	24,659
Finished goods – consigned	3,404	2,551
Total	$94,021	$127,227
In connection with the Acquisition, the Company acquired inventory with a stepped-up basis of $3,120, for which $1,245 was on-hand at December 25, 2020. The Company recorded inventory provisions totaling $885 and $2,958 for the three- and nine-month periods ended December 25, 2020, respectively, and $1,008 and $2,538 for the three- and nine-month periods ended December 27, 2019, respectively.
8. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	December 25, 2020	March 27, 2020
Land	$23,829	$27,898
Buildings, building improvements and leasehold improvements	91,535	150,402
Machinery and equipment	488,796	694,215
Office equipment	6,643	7,517
Construction in progress	10,956	27,919
Total	621,759	907,951
Less accumulated depreciation	(407,387)	(575,621)
Total	$214,372	$332,330
Total depreciation expense amounted to $11,255 and $33,861 in the three- and nine-month periods ended December 25, 2020, respectively, and $15,677 and $46,247 in the three- and nine-month periods ended December 27, 2019, respectively.
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of December 25, 2020 and March 27, 2020 are as follows:

	December 25, 2020	March 27, 2020
United States	$35,894	$152,536
Philippines	136,284	106,618
Thailand	34,226	62,380
Other	9,306	12,112
Total	$215,710	$333,646

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Amortization of prepaid tooling costs amounted to $18 and $54 for the three- and nine-month periods ended December 25, 2020, respectively, and $32 and $94 in the three- and nine-month periods ended December 27, 2019, respectively.
9. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 27, 2020	$1,285
Goodwill arising from Acquisition	18,803
Currency translation	161
Balance at December 25, 2020	$20,249
Intangible assets, net is as follows:

	December 25, 2020
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$31,852	$11,661	$20,191	10 years
Customer relationships	6,193	5,823	370	9 years
Process technology	17,150	2,028	15,122	12 years
Trademarks	810	73	737	5 years
Other	32	32	—
Total	$56,037	$19,617	$36,420

	March 27, 2020
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$29,115	$9,834	$19,281	10 years
Customer relationships	5,462	5,335	127	9 years
Process technology	1,650	1,650	—
Trademarks	608	58	550
Other	32	32	—
Total	$36,867	$16,909	$19,958
As summarized in Note 3, “Acquisition,” the Company completed its acquisition of Voxtel, Inc. during the nine-month period ended December 25, 2020. The Company paid an amount of $35,081 to acquire Voxtel, which represents its fair value on that date. Any excess of the Acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which amounted to $18,803. As a result of the Acquisition, the Company recorded finite-life intangible assets of $13,600, the types and lives of which are detailed in the above-referenced financial note. In addition, as a result of the Acquisition, the Company recorded indefinite-life intangible assets of $2,400.
Intangible assets amortization expense was $926 and $2,310 for the three- and nine-month periods ended December 25, 2020, respectively, and $422 and $1,267 for the three- and nine-month periods ended December 27, 2019, respectively. The majority of the Company’s intangible assets are related to patents as noted above. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When the Company capitalizes patent defense costs, it amortizes these costs over the remaining estimated useful life of the patent, which is generally 10 years. There were no such costs capitalized during either of the first nine months of fiscal years 2021 or 2020.
As of December 25, 2020, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

Remainder of 2021	$850
2022	3,293
2023	3,139
2024	3,003
2025	2,709
Thereafter	23,426
Total	$36,420
10. Other Assets, net
The composition of other assets, net is as follows:

	December 25, 2020	March 27, 2020
VAT receivables long-term, net	$6,662	$3,039
Deposits	2,414	2,399
Prepaid contracts long-term	1,478	1,282
Other	1,928	2,090
Total	$12,482	$8,810
11. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	December 25, 2020	March 27, 2020
Accrued management incentive (LTCIP)	$94	$11,488
Accrued management incentive (non-LTCIP)	14,143	6,273
Accrued salaries and wages	18,603	12,069
Base acquisition purchase price due	17,244	—
Accrued vacation	5,534	7,146
Accrued severance	2,643	6,065
Accrued professional fees	1,057	4,036
Accrued income taxes	1,803	3,408
Accrued utilities	628	1,114
Other current liabilities	5,030	5,256
Total	$66,779	$56,855
12. Management Long-Term Cash Incentive Plan
On August 28, 2015, the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (“LTCIP”) for certain employees. Under the LTCIP, employees receive cash payments upon achievement of certain performance metrics determined based on a three-year rolling performance period. The Company had executed individual agreements with employees to pay certain incentives upon achievement of the plan conditions at the end of each three-year performance period.
In connection with its IPO, the Company offered certain employees (excluding its named executive officers) who were eligible to receive cash bonuses under the Company’s LTCIP and/or Talent Retention Incentive Program (as amended, the “TRIP”) the opportunity to elect to receive restricted stock units (“RSUs”) under its 2020 Omnibus Incentive Compensation Plan in lieu of cash payouts under the LTCIP and/or TRIP, through the LTCIP/TRIP Award RSU Conversion Program (the “RSU Conversion Program”). The expense related to the LTCIP and TRIP awards elected to be exchanged in the RSU Conversion Program amounted to $607 and $421, respectively. The number of RSUs granted to employees that elected to participate in the RSU Conversion Program is determined as a percentage of the employee’s target bonus under the LTCIP or

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
TRIP, and amounted to 602,490 and 348,911 RSUs on behalf of the LTCIP and TRIP conversion, respectively, at a grant date fair value of $14.00. If an employee elected not to participate in the RSU Conversion Program, the LTCIP or TRIP award will continue under its existing terms and conditions.
The accrual activity, payments, removal due to divestitures and balances related to the LTCIP are as follows:

Description	Current Liabilities	Long-Term Liabilities
Balance at March 27, 2020	$11,488	$2,439
Reclassification	1,004	(1,004)
Payments	(11,096)	—
RSU conversion	(640)	—
Removal due to divestiture	(378)	(398)
Accruals	(284)	(843)
Balance at December 25, 2020	$94	$194
The current and long-term portion of the liabilities associated with the LTCIP is included within accrued expenses and other current liabilities and other long-term liabilities in the Company’s unaudited consolidated balance sheets, respectively.
13. Debt and Other Borrowings
Components of Debt
The following is a summary of obligations under the Company’s Senior Secured Credit Facilities and other borrowings at December 25, 2020 and March 27, 2020:

	December 25, 2020	March 27, 2020
Senior Secured Term Loan	$25,000	$—
Unsecured Revolving Credit Facilities	—	43,000
Total Debt	25,000	43,000
Less debt payable within one year	—	43,000
Debt payable after one year	$25,000	$—
The principal maturities of debt obligations outstanding were as follows at December 25, 2020:

Remainder of 2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	25,000
Total	$25,000
Senior Secured Credit Facilities:
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in 2027 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Revolving Credit Facility is secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the Term Loan Facility is calculated at LIBOR plus 3.75% to 4.00% based on the

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. The Company’s outstanding borrowings bore an interest rate of 4.5% at December 25, 2020. The Company has not borrowed on the Revolving Credit Facility at December 25, 2020.
In connection with entering into the Revolving Credit Facility, the Company used cash on hand to repay all prior amounts outstanding under AML’s $25,000 and $8,000 line of credit agreements and terminated all commitments thereunder.
Included in the Term Loan Facility were deferred financing costs of $9,374, which the Company has deducted from the carrying amount presented on its unaudited consolidated balance sheet and amortized into interest expense or recognized as loss on debt extinguishment. Included in the Revolving Credit Facility were deferred financing costs of $300, which the Company classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on its unaudited consolidated balance sheet and is amortizing those costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $254 at December 25, 2020.
On November 25, 2020, the Company repaid $300,000 of the outstanding $325,000 Term Loan Facility using proceeds from the Company’s recently completed IPO. The repayment was accounted for as a debt extinguishment in accordance with provisions of ASC Topic 470-50, Debt Modifications and Extinguishments. The Company recognized a loss on debt extinguishment of $9,055, which was included within “Other (expense) income” in the unaudited consolidated statement of operations at December 25, 2020. The loss on debt extinguishment consisted of the unamortized balances of previously deferred financing costs which the Company wrote off.
Unsecured Revolving Credit Facilities:
On January 22, 2019, the Company, through its subsidiaries, entered into a revolving line of credit agreement, with a financial institution, that provided for a maximum borrowing capacity of $25,000. The revolving line of credit bore interest at LIBOR on the day of the advance plus a 0.4% spread payable upon maturity of the draws, and expired on January 22, 2021. During fiscal year 2020, the Company borrowed $25,000 under the revolving line of credit. As of March 27, 2020, the Company had a $25,000 outstanding balance under the revolving line of credit agreement with an original repayment date of June 19, 2020 at an interest rate of 1.7%. In the first quarter of fiscal 2021, repayment of the $25,000 borrowings under the revolving line of credit was extended to December 18, 2020. The revolving line of credit was secured, for a one-year period, by a non-refundable fee of $25 that was paid to the financial institution. In connection with entering into a new revolving credit facility on September 30, 2020, the Company used cash on hand to repay all amounts outstanding under the line of credit and terminated all commitments thereunder.
On March 27, 2006, the Company, through its PSL subsidiary, entered into a revolving line of credit agreement, with a financial institution, that provides for a maximum borrowing capacity of $10,000. The revolving line of credit bore interest at LIBOR on the day of the advance plus 1.0% spread payable upon maturity of the draws and was guaranteed by Sanken. Under the terms of the revolving line of credit agreement, the principal was due at various times during fiscal year 2021. During fiscal year 2020, the Company borrowed $10,000 under the revolving line of credit. As of March 27, 2020, the Company had a $10,000 outstanding balance under the revolving line of credit agreement maturing on September 16, 2020, at an interest rate of 2.5%. On March 28, 2020, in conjunction with the divestiture of PSL, the debt was deconsolidated.
On December 5, 2001, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provided for a maximum borrowing capacity of $8,000. On March 18, 2020, the Company borrowed $8,000 under the line of credit. As of March 27, 2020, the Company had an $8,000 outstanding balance under the line of credit agreement maturing on June 18, 2020 at an interest rate of 1.9%. In the first quarter of fiscal 2021, repayment of the $8,000 borrowings under the line of credit was extended to December 21, 2020. In connection with entering into a new revolving credit facility on September 30, 2020, the Company used cash on hand to repay all amounts outstanding under the line of credit and terminated all commitments thereunder.
On November 26, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,247 at December 25, 2020) at the bank’s prevailing interest rate. The line of credit was due to expire on August 31, 2021. There were no borrowings outstanding under this line of credit as of December 25, 2020 and March 27, 2020.
On November 20, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $1,559 at December 25, 2020) at the bank’s prevailing interest rate. The line of credit was due to expire on June 30, 2021. There were no borrowings outstanding under this line of credit as of December 25, 2020 and March 27, 2020.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Given the continued uncertainty surrounding COVID-19, during the month of March 2020, the Company executed a $43,000 drawdown of the majority of its remaining available lines-of-credit under its existing agreements, as noted above. The Company took this action as a precautionary measure to increase its cash position and help maintain financial flexibility. The proceeds from the drawdown were used for working capital, general corporate or other purposes during the COVID-19 pandemic into fiscal year 2021.
14. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	December 25, 2020	March 27, 2020
Accrued management incentive (LTCIP)	$194	$2,439
Accrued management incentive (non-LTCIP)	318	2,304
Accrued retirement	9,516	8,005
Accrued contingent consideration	7,800	—
Provision for uncertain tax positions (net)	2,758	2,855
Other	275	275
Total	$20,861	$15,878
15. Retirement Plans
The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the benefit obligations) of its defined benefit pension plans in its unaudited consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (“AOCI”), net of tax. These amounts will continue to be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. Further, actuarial gains and losses and prior service costs that arise in future periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will also be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. The Company uses a measurement date for its defined benefit pension plans and other postretirement benefit plans that is equivalent to its fiscal year-end.
Plan Descriptions
Non-U.S. Defined Benefit Plan
The Company, through its wholly owned subsidiary, Allegro MicroSystems Philippines, Inc. (“AMPI”), has a defined benefit pension plan, which is a noncontributory plan that covers substantially all employees of the respective subsidiary. The plan’s assets are invested in common trust funds, bonds and other debt instruments and stocks.
Effect on the unaudited statements of operations
Expense related to the non-U.S. defined benefit plan was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Service cost	$296	$242	$843	$717
Interest cost	166	169	474	503
Expected return on plan assets	(79)	(83)	(231)	(247)
Amortization of net transition asset	—	(4)	—	(10)
Amortization of prior service cost	2	2	6	6
Actuarial loss	47	24	126	72
Net periodic pension expense	$432	$350	$1,218	$1,041

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets as of December 25, 2020 and March 27, 2020, using the same three-level hierarchy of fair value inputs described in the significant accounting policies included in the audited consolidated financial statements as of March 27, 2020 and for the year then ended, which are included in the previously filed Registration Statement.

	Fair Value at December 25, 2020	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,826	$1,826	$—	$—
Unit investment trust fund	1,155	—	1,155	—
Loans	562	—	—	562
Bonds	1,193	—	1,193	—
Stocks and other investments	2,353	1,205	1	1,147
Total	$7,089	$3,031	$2,349	$1,709

	Fair Value at March 27, 2020	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,260	$1,260	$—	$—
Unit investment trust fund	897	—	897	—
Loans	756	—	—	756
Bonds	1,094	—	1,094	—
Stocks and other investments	1,572	1,207	1	364
Total	$5,579	$2,467	$1,992	$1,120
The following table shows the change in fair value of Level 3 plan assets for the nine-month period ended December 25, 2020:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 27, 2020	$756	$364
Additions during the year	207	—
Redemptions during the year	(440)	—
Revaluation of equity securities	—	753
Change in foreign currency exchange rates	39	30
Balance at December 25, 2020	$562	$1,147
The investments in the Company’s major benefit plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within the market sectors. In recent years, the Company’s investment policy has shifted toward a closer matching of the interest-rate sensitivity of the plan assets and liabilities. The appropriate mix of equity and bond investments is determined primarily through the use of detailed asset-liability modeling studies that look to balance the impact of changes in the discount rate against the need to provide asset growth to cover future service cost. The Company, through its wholly owned subsidiary, Allegro MicroSystems, LLC’s (“AML”), non-U.S. defined benefit plan, has added a greater proportion of fixed income securities with return characteristics that are more closely aligned with changes in liabilities caused by discount rate volatility. There are no significant restrictions on the amount or nature of the investments that may be acquired or held by the plans.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
During the three- and nine-month periods ended December 25, 2020, the Company contributed approximately $249 and $736 to its non-U.S. pension plan, respectively, and during the three- and nine-month periods ended December 27, 2019 the Company contributed approximately $235 and $698 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $943 to its non-U.S. pension plan in fiscal year 2021.
Other Defined Benefit Plan
In December 1993, the Company commenced with a rollover pension promise agreement (“Pension Promise”) to offer a then European employee an insured annuity upon their retirement at age 65. The employee was the only eligible participant of the Pension Promise. The impact associated with the expense and related other income with the Pension Promise was insignificant in fiscal years 2020 and 2019, respectively. The total values of the Pension Promise in the amounts of 827 and 866 British Pounds Sterling at December 25, 2020 and March 27, 2020, respectively (approximately $1,112 and $975 at December 25, 2020 and March 27, 2020, respectively), were classified with other in other assets, net and accrued retirement in other long-term liabilities in the Company’s unaudited consolidated balance sheets.
Defined Contribution Plan
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled approximately $1,112 and $3,181 for the three- and nine-month periods ended December 25, 2020, respectively, and approximately $833 and $2,840 for the three- and nine-month periods ended December 27, 2019, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $207 and $592 for the three- and nine-month periods ended December 25, 2020, respectively, and approximately $201 and $560 for the three- and nine-month periods ended December 27, 2019, respectively.
The Company has a 401(k) plan that covers all employees meeting certain service and age requirements. Employees are eligible to participate in the plan upon hire when the service and age requirements are met. Employees may contribute up to 35% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Service. All employees are 100% vested in their contributions at the time of plan entry. As of January 1, 2008, and until January 1, 2015, the Company’s former wholly owned subsidiary, PSL, adopted and used a Safe Harbor provision, whereby PSL contributed 3% of compensation each pay period for all eligible employees meeting the Safe Harbor criteria. As of January 1, 2015, PSL may match, at its discretion, 100% of the employee’s contribution, up to a maximum of 5% of their eligible compensation. PSL’s matching contributions in the three- and nine-month periods ended December 27, 2019 was $376 and $1,310, respectively.
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
Legal proceedings
The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, and its ability to make a reasonable estimate of the loss. If the occurrence of liability is probable, the Company will disclose the nature of the contingency, and if estimable, will provide the likely amount of such loss or range of loss. Furthermore, the Company does not believe there are any matters that could have a material adverse effect on financial position, results of operations or cash flows.
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at December 25, 2020 or March 27, 2020.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the unaudited consolidated statements of operations during the period such determination was made. No environmental accruals were established at December 25, 2020 or March 27, 2020.
17. Net (Loss) Income per Share
In connection with completion of the Company’s IPO on November 2, 2020 and immediately following the pricing of the IPO, all outstanding shares of Class A common stock and Class L common stock were automatically converted into an aggregate of 166,500,000 shares of common stock (the “Common Stock Conversion”). Outstanding shares of Class A and Class L common stock were converted to common stock in the Common Stock Conversion at conversion rates of approximately 15.822 and 13.010 shares of common stock to each share of Class A and Class L common stock, respectively. As part of the Common Stock Conversion, 2,066,508 and 1,766 shares of common stock were returned to the Company for tax payments made on behalf of holders of Class A common stock and Class L common stock, respectively, in withhold to cover tax transactions.
Prior to the Company’s IPO, shares of Class A common stock were entitled to a priority dividend of 8%. After Class A shareholders received an annualized return on capital of 8%, distributions of the remaining value were split between Class A and Class L shareholders based on the achievement of certain return targets. In determining income to the Class A stockholders for computing basic and diluted earnings per share for the three- and nine-month periods ended December 27, 2019, the Company did not allocate income to the shares of Class L common stock in accordance with ASC 260, because such classes of shares would not have shared in the distribution had all of the income for the periods been distributed. Accordingly, earnings per share calculations were provided only for the Class A shares with a weighted average of 10,000,000 shares for the three- and nine-month periods ended December 27, 2019.
The following table sets forth the basic and diluted net (loss) income attributable to Allegro MicroSystems, Inc. per share. The number of shares of common stock reflected in the calculation is the total shares of common stock (vested and unvested) held on the IPO date, after the Common Stock Conversion.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(5,095)	$8,926	$9,309	$23,675
Net (loss) income attributable to common stockholders	(5,060)	8,958	9,412	23,776
Basic weighted average shares of common stock	124,363,078	10,000,000	48,121,026	10,000,000
Dilutive effect of common stock equivalents	—	—	123,517,761	—
Diluted weighted average shares of common stock	124,363,078	10,000,000	171,638,787	10,000,000
Basic net (loss) income attributable to Allegro MicroSystems, Inc. per share	$(0.04)	$0.89	$0.19	$2.37
Basic net (loss) income attributable to common stockholders per share	$(0.04)	$0.90	$0.20	$2.38
Diluted net (loss) income attributable to Allegro MicroSystems, Inc. per share	$(0.04)	$0.89	$0.05	$2.37
Diluted net (loss) income attributable to common stockholders per share	$(0.04)	$0.90	$0.05	$2.38
The computed net loss for the three-month period ended December 25, 2020 does not assume conversion of securities that would have an antidilutive effect on loss per share. As the Company was in a net loss position for the three-month period ended December 25, 2020, all common stock equivalents in this period were antidilutive. There were no such convertible securities to consider for the three- and nine-month periods ended December 27, 2019.
The following represents issuable weighted average share information for the respective periods:

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Unvested restricted stock units (“RSUs”)	377,767	—	125,922	—
Unvested performance stock units (“PSUs”)	422,768	—	140,923	—
Shares related to Common Stock Conversion	56,752,747	—	123,250,916	—
Total	57,553,282	—	123,517,761	—
As the Company was in a net loss position for the three-month period ended December 25, 2020, common stock equivalents of 57,553,282 were antidilutive.
18. Common Stock and Stock-Based Compensation
On November 2, 2020, the Company completed its IPO of 28,750,000 shares of its common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by the Company and 3,750,000 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $321,425, after deducting $20,125 of underwriting discounts and $8,450 of offering costs. The Company’s common stock is now listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.”
Prior to the IPO, the Company had two classes of common stock, Class A common stock and Class L common stock. The Company’s Board of Directors authorized 12,500,000 shares of Class A common stock at par value of $0.01, out of which the Company issued 6,720,000 to Sanken in exchange for its previous shares of common stock. The previous single class of common stock was retired in full. The Company sold 2,880,000 shares of newly issued Class A common stock, representing a 28.8% ownership interest, to OEP for cash consideration of $291,000 (the “OEP Transaction”). The stock issuance proceeds were recorded net of $9,260 of related transaction costs. The Company’s Board of Directors authorized 1,000,000 shares of Class L common stock at a par value of $0.01.
Both Class A and Class L common stock were entitled to dividends when, and if, declared by the Board of Directors. Holders of shares of Class A common stock were entitled to a priority dividend of 8%. After holders of shares of Class A

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
common stock receive an annualized return on capital of 8%, distributions of the remaining value were split between holders of shares of Class A common stock and Class L common stock based on the achievement of certain return targets.
Each outstanding share of Class A common stock entitled the holder to one vote on each matter submitted to a vote of the stockholders of the Company, including the election of the Board of Directors. Holders of Class L common stock were not entitled to vote.
In the event of voluntary or involuntary liquidation, dissolution or winding-up of the Company, any amounts available for distribution by the Company were to be paid to the holders of Class A common stock and Class L common stock, as if such distribution were a dividend paid, factoring in the priorities as described above.
Upon the earliest of (i) an IPO; (ii) change of control; (iii) the date OEP and its affiliates cease to own any shares of capital stock of the Company; or (iv) at the election of the Board of Directors, any merger transaction involving the Company or its subsidiaries, each outstanding share of Class L common stock would convert into Class A common stock.
Also, in connection with the OEP Transaction, the Company granted 400,000 unvested shares of Class A common stock and 597,400 unvested shares of Class L common stock to certain Company employees. The shares of Class A common stock vest to the grantees over a service period of 60 months. However, they remain subject to the Company’s repurchase right at par value in the event that either (i) a change in control has not occurred or (ii) the Company has not consummated an IPO by the seventh anniversary of the OEP Transaction. As of March 27, 2020, the Company was not able to determine whether such a change in control or IPO was probable, and therefore, no amount of stock-based compensation was recognized for the unvested shares of Class A common stock at that time. As a result of the Company’s IPO closing on November 2, 2020, the unvested shares of Class A common stock immediately become vested and the Company recognized $40,440 of one-time stock-based compensation (400,000 shares to management at $101.10 per share) at that time.
The Class L unvested shares vested on a straight-line basis over a service period of four years. Class L unvested shares had no other vesting conditions. If an IPO occurred, 25% of the unvested awards would accelerate vesting if 25% or more of the awards are unvested at the time of the IPO. If a change in control occurs, 100% of the then unvested awards would accelerate vesting. Accordingly, based on the Company’s IPO closing on November 2, 2020, the Company accelerated the vesting of the 25% unvested awards at that time.
Prior to the IPO, the Company issued 17,203 shares of Class L common stock during the nine-month period ended December 25, 2020 with a weighted average price per share of $33.83 and issued 30,300 shares of Class L common stock during the nine-month period ended December 27, 2019 with a weighted average price per share of $26.93.
On October 2, 2020, the Company repurchased an aggregate of 1,997 shares of its Class L common stock from certain of its directors and one of its non-executive employees for an aggregate purchase price of $408 in connection with (i) in the case of such directors, the settlement of certain outstanding promissory notes issued by the Company to such directors, and (ii) in the case of such non-executive employee, to satisfy certain withholding tax obligations triggered by the vesting of such shares in accordance with the terms of the applicable award agreement.
Immediately following the pricing of the IPO on November 2, 2020, all outstanding shares of Class A common stock and Class L common stock were automatically converted into an aggregate of 166,500,000 shares of common stock (the “Common Stock Conversion”). Outstanding shares of Class A and Class L common stock were converted to common stock in the Common Stock Conversion at conversion rates of approximately 15.822 and 13.010 shares of common stock to each share of Class A and Class L common stock, respectively. As part of the Common Stock Conversion, 2,066,508 and 1,766 shares of common stock were returned to the Company for tax payments made on behalf of holders of Class A common stock and Class L common stock, respectively, in withhold to cover tax transactions. Outstanding loan amounts related to Class L common stock in the aggregate amount of $753 were extinguished on October 2, 2020.
The following table presents the respective number of shares of common stock and unvested restricted common stock issued in the Common Stock Conversion. The number of shares of common stock and unvested restricted common stock issuable are based upon the vesting provisions of the outstanding shares and reflect the shares vested and unvested at the date of conversion.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Shares of Common Stock	Shares of Unvested Restricted Common Stock	Total Shares of Common Stock
Class A common stock	156,155,403	—	156,155,403
Class L common stock	7,816,574	459,749	8,276,323
Total	163,971,977	459,749	164,431,726
Prior to the IPO, there were 638,298 shares of Class L common stock outstanding at a weighted average price per share of $11.99. As noted in the above table, as part of the Common Stock Conversion, the Class L common stock was converted to 7,816,574 shares of common stock and 459,749 of unvested restricted common stock at weighted average prices per share of $14.00.
In connection with its IPO, the Company offered certain employees (excluding its named executive officers) who were eligible to receive cash bonuses under the Company’s LTCIP and TRIP the opportunity to elect to receive RSUs under its 2020 Omnibus Incentive Compensation Plan in lieu of cash payouts under the LTCIP and/or TRIP, through the LTCIP/TRIP Award RSU Conversion Program (the “RSU Conversion Program”). The expense related to the LTCIP and TRIP awards elected to be exchanged in the RSU Conversion Program amounted to $607 and $421, respectively. The number of RSUs granted to employees that elected to participate in the RSU Conversion Program is determined as a percentage of the employee’s target bonus under the LTCIP or TRIP, and amounted to 602,490 and 348,911 RSUs on behalf of the LTCIP and TRIP conversion, respectively, at a grant date fair value of $14.00. If an employee elected to not to participate in the RSU Conversion Program, the LTCIP or TRIP award will continue under its existing terms and conditions.
In addition to above, the Company also issued RSUs to its non-employee directors as consideration for their provision of future services. The stock-based compensation expense related to RSUs is measured based on the fair value market price of the Company’s common shares on the grant date and is recognized on a straight-line basis over the requisite service period, which coincides with the vesting period. RSUs can only be exchanged and settled for the Company’s common shares, on a one-to-one basis, upon vesting. RSUs are generally subject to forfeiture prior to the release of vesting restrictions. Included in the table below is a total amount of 54,644 RSUs issued to such non-employee directors.
The following table summarizes the RSU activity for the nine-month period ended December 25, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 27, 2020	—	$—	—	$—
Granted	1,426,944	14.04
Vested	(376)	14.00
Canceled	(28,920)	14.00
Outstanding - December 25, 2020	1,397,648	$14.04	1.74	$34,648
The weighted-average grant fair value per share for RSUs granted during the nine-month period ended December 25, 2020 was $14.04, and the stock-based compensation expense related to non-vested awards not yet recorded at December 25, 2020 was $17,496, which is expected to be recognized over a weighted-average of 1.74 years. During the nine-month period ended December 25, 2020, 376 shares vested.
The Company also awards PSUs to its senior executive officers based on achievement of medium-term plans (“MTP”) approved in meetings of its Board of Directors for establishing target performances. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. In fiscal year 2021, these awards are earned upon the completion of a three-year performance period ending March 31, 2023. Whether units are earned at the end of the performance period will be determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving certain revenue improvement and cumulative EBITDA levels for the performance period, and also include a performance objective relating to relative total shareholder return (“TSR”). Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient may receive at the end of the period ranges from —% to 200% of the Target Shares granted.
The weighted-average fair value of the PSUs was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions:

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

Fiscal Year 2021
Performance term	2.42 years
Volatility	49.9%
Risk-free rate of return	0.17%
Dividend yield	—%
Weighted-average fair value per share	$14.00
The following table summarizes the PSU activity for the nine-month period ended December 25, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 27, 2020	—	$—	—	$—
Granted	650,302	15.05
Vested	—	—
Canceled	—	—
Outstanding - December 25, 2020	650,302	$15.05	2.90	$16,121
PSUs are included at 100% - 200% of target goals. The intrinsic value of the PSU’s vested during the nine-month period ended December 25, 2020 was $16,121. The total compensation cost related to non-vested awards not yet recorded at December 25, 2020 was $9,320, which is expected to be recognized over a weighted average of 2.90 years. No shares were vested during the nine-month period ended December 25, 2020.
The following table summarizes unvested restricted common stock activity for the nine-month period ended December 25, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 27, 2020	—	$—	—	—
Common stock conversion	459,749	14.00
Vested	(37,161)	14.00
Canceled	—	—
Outstanding - December 25, 2020	422,588	$14.00	2.01	10,476
Upon completion of its IPO, the Company recognized one-time stock-based compensation charges of $40,440 in connection with the vesting of all outstanding shares of Class A common stock, $1,610 in connection with the automatic acceleration of 25% of the standard vesting term of shares of Class L common stock and $1,028 with the RSU Conversion Program (see above and Note 12, “Management Long-Term Cash Incentive Program”). In addition, the Company recognized stock-based compensation charges of $144 and $1,169 for its Class L common stock for the three- and nine-month periods ended December 25, 2020, respectively, and stock-based compensation charges of $2,131, $467 and $73 for its RSUs, PSUs and restricted common stock, respectively, for the three- and nine-month periods ended December 25, 2020. All stock-based compensation charges in fiscal 2020 related to expensing of the Company’s Class L common stock. The Company recorded stock-based compensation expense in the following expense categories of its unaudited consolidated statements of operations:

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Cost of sales	$4,694	$47	$4,844	$137
Research and development	2,984	20	3,037	65
Selling, general and administrative	38,198	236	39,020	849
Total stock-based compensation	$45,876	$303	$46,901	$1,051
19. Income Taxes
The Company recorded the following tax (benefit) provision in its unaudited consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Operating taxes	$(12,169)	$1,703	$(9,764)	$5,980
Discrete tax items	(18,354)	(161)	(18,149)	5,730
(Benefit) provision for income taxes	$(30,523)	$1,542	$(27,913)	$11,710
Annual operating tax rate	34.2%	16.2%	52.8%	16.9%
Effective tax rate	85.8%	14.7%	150.9%	33.0%
The Company’s provision for income taxes is comprised of the year to date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
The Company is subject to tax in the United States (“U.S.”) and various foreign jurisdictions. The Company’s effective tax rate can fluctuate primarily based on: the mix of its U.S. and foreign income; the impact of discrete transactions; and the difference between the amount of tax benefit generated by the foreign derived intangible income deduction (“FDII”) and research credits offset by the additional tax from the global intangible low-tax income (“GILTI”) and the base erosion tax (“BEAT”).
The Company regularly assesses the likelihood of outcomes that could result from the examination of its tax returns by the IRS, and other tax authorities to determine the adequacy of its income tax reserves and expense. Should actual events or results differ from the Company’s then-current expectations, charges or credits to the Company’s provision for income taxes may become necessary. Any such adjustments could have a significant effect on the results of operations.
For the three months ended December 25, 2020 and December 27, 2019, the Company’s effective income tax (benefit) expense and rates were a benefit of $30,523 or 85.8% and expense of $1,542 or 14.7% on pre-tax loss of $35,583 and income of $10,500, respectively. For the nine-month period ended December 25, 2020 and December 27, 2019, the Company’s effective income tax (benefit) expense and rates were a benefit of $27,913 or 150.9% and expense of $11,710 or 33.0% on pre-tax loss of $18,501 and income of $35,486, respectively.
The change in effective income tax rates is primarily due to the $40,440 IPO related stock-based compensation charge which significantly reduced U.S. income and was included in the Company’s tax rate from operations in the quarter. The incremental stock-based compensation windfall was treated as a discrete tax adjustment as an incremental tax deduction in the three months ended December 25, 2020. Additionally, other discrete transactions, the divestiture of Polar and the one-time dividend resulted in additional tax deductions. The reduction in U.S. income and the discrete tax deductions resulted in a U.S. tax NOL that can be carried back to refund prior years’ taxes. In total approximately $18,149 of discrete tax benefits recorded this quarter were partially offset by a reduction in our FDII deduction and an increase in GILTI and BEAT tax.
Additionally, in the first quarter of fiscal year 2020, there was a discrete tax expense of approximately $5,500 recorded for the settlement of IRS transfer pricing audits for years 2016, 2017, and 2018.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
20. Related Party Transactions
Transactions involving Sanken
The Company sells products to, and purchases in-process products from, Sanken. In addition, prior to March 28, 2020, the Company also sold products for Sanken.
Net sales of Company’s products to Sanken totaled $26,439 and $72,570 during the three- and nine-month periods ended December 25, 2020, respectively, and $16,535 and $49,327 during the three- and nine-month periods ended December 27, 2019, respectively. Trade accounts receivables, net of allowances from Sanken, totaled $17,250 and $30,293 as of December 25, 2020 and March 27, 2020, respectively. Other accounts receivable from Sanken totaled $374 and $558 as of December 25, 2020 and March 27, 2020, respectively.
During fiscal year 2020, the Company acted as a distributor of Sanken’s products. Net sales of Sanken’s products by the Company to third parties totaled $7,666 and $26,688 during the three- and nine-month periods ended December 27, 2019, respectively. On March 28, 2020, the Company formally terminated its distribution agreement with Sanken to distribute Sanken’s products.
Purchases of various products under the distribution agreement from Sanken totaled $7,356 and $23,835 for the three- and nine-month periods ended December 27, 2019, respectively. Accounts payable to Sanken totaled $4,494 as of March 27, 2020.
Joint Development Agreement (“Development Agreement”)
The Company, through its former wholly owned subsidiary, PSL, entered into a Development Agreement with Sanken whereby the Company and Sanken jointly own a specific wafer technology and share the reimbursement of development costs incurred by the Company. Sanken reimbursed $360 and $1,080 in the three- and nine-month periods ended December 27, 2019, respectively.
Short-term Bridge Loan Receivable to Sanken
In March 2019, the Company entered into a short-term bridge loan to Sanken in the amount of $30,000. The loan bore interest at 2.52% and was repaid in April 2019. Interest income related to the loan to Sanken was $55 in the nine-month period ended December 27, 2019.
Notes Payable and Line of credit from Sanken
The Company, through PSL, its former wholly-owned subsidiary, had related party debt owed to Sanken that included three notes payable in the aggregate amount of $17,700 and two lines-of-credit agreements in the aggregate amount of $25,000 at March 27, 2020. The interest rates on the related party debt was reset at the beginning of each calendar quarter to LIBOR on the last trading day of the previous month, plus a 1.0% spread. Related party interest expense consisting of amounts due to Sanken for intercompany notes payable, lines-of-credit and miscellaneous charges for the three- and nine-month periods ended December 27, 2019 amounted to $334 and $1,129, respectively, and related party interest paid for the same periods amounted to $81 and $835, respectively.
As of March 27, 2020, the related party notes payable balance of $17,700 was classified in the consolidated balance sheet as long-term, with various maturity dates through March 14, 2025. The line of credit agreements of $25,000 were classified as current at March 27, 2020.
In connection with the PSL divestiture, the total $42,700 balance was contributed in-kind for the fair value of the 70% interest that Sanken acquired.
Transactions involving PSL
In accordance with the Divestiture Transactions of both PSL and the Sanken distribution business, the Company had both intercompany accounts payable of $1,198 and accounts receivable of $3,368 that were previously eliminated in consolidation. The previous intercompany receivable balance of $3,368 was moved into trade and other accounts receivable due from related party as of March 28, 2020. In addition, as a result of PSL taking over the Sanken distribution business, at December 25, 2020, the Company reflected a related accounts receivable balance of $2,528. This amount includes a reduction of $3,368 from payments made by PSL during the nine-month period ended December 25, 2020.
As previously noted above, the Company, through PSL, entered into a Development Agreement with Sanken whereby the Company and Sanken jointly own a specific wafer technology and share the reimbursement of development costs

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
incurred by the Company. Sanken reimbursed no amounts in the three- and nine-month periods ended December 25, 2020 and $360 and $1,080 in the three- and nine-month periods ended December 27, 2019, respectively.
In April 2015, PSL and Sanken entered into a discrete technology development agreement (as amended, the “Discrete Technology Development Agreement”), pursuant to which the parties agreed upon the general terms under which they, from time to time, undertook certain activities (the “Discrete Development Activities”) to develop new technologies to be used by PSL to manufacture products for Sanken, as well as the ownership and use of such technologies following their development. In June 2018, the Company, PSL and Sanken entered into an amendment to the Discrete Technology Development Agreement pursuant to which the parties agreed to the assignment of all rights and obligations of PSL under such agreement to the Company and to certain amendments to the terms of such agreement. The Discrete Technology Development Agreement provided that the expenses for all Discrete Development Activities to be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties agreed to from time to time). During the three- and nine-month periods ended December 25, 2020 and December 27, 2019, the Company did not pay any fees to PSL pursuant to the Discrete Technology Development Agreement.
In May 2009, the Company entered into a technology development agreement (the “IC Technology Development Agreement”) with Polar Semiconductor, Inc., the predecessor of PSL (“PSI”) and Sanken, pursuant to which the parties agreed upon the general terms under which they may, from time to time, undertake certain activities (the “IC Process Development Activities”) to develop new technologies to be used by PSI to manufacture products for the Company and Sanken, as well as the ownership and use of such technologies following their development. The IC Technology Development Agreement provides that the expenses for all IC Process Development Activities will be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties may agree from time to time), with such expenses being paid to PSI by Sanken in the form of an up-front annual fee, with PSI being responsible for any expenses that exceed the amount of such fee. The IC Technology Development Agreement will continue in effect until such time as the Company, PSL and Sanken mutually agree to its termination or adopt a successor agreement, or in the event the companies fail to agree upon the annual fee for a fiscal year within three months after the commencement of such fiscal year. During both of the three- and nine-month periods ended December 25, 2020 and December 27, 2019, the Company (through PSL) received fees of $300 and $900 from Sanken pursuant to the IC Technology Development Agreement, and during the three- and nine- month periods ended December 25, 2020 the Company paid fees of $300 and $900 to PSL pursuant to the IC Technology Development Agreement.
The Company continues to purchase in-process products from PSL.
Purchases of various products from PSL totaled $11,558 and $33,448 for the three- and nine-month periods ended December 25, 2020, respectively. These amounts include $1,500 and $5,000 of price support payments made for the three- and nine-month periods ended December 25, 2020, respectively, and the reduction of $1,157 and $1,198 of intercompany balances for the three- and nine-month periods ended December 25, 2020, respectively. Accounts payable to PSL included in amounts due to related party totaled $2,078 as of December 25, 2020.
Note Receivable from PSL
On March 28, 2020, in connection with the PSL divestiture, the Company contributed the forgiveness of the fair value of $15,000 out of the $66,377 total debt owed by PSL to the Company, which was previously eliminated in consolidation as of March 27, 2020. As a result of this divestiture, on March 28, 2020, the $51,377 note receivable from PSL was classified on the Company’s balance sheet as related party note receivable. The related party note receivable held by the Company had a maturity date of March 28, 2027 and bore interest at a rate of 2.70%, which was a market rate determined by IRS guidance at the time of the divestiture. The entire receivable of $51,377 plus accrued interest of $762 was repaid on October 14, 2020.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Consulting Agreement
The Company entered into a board executive advisor agreement (the “Consulting Agreement”) with Reza Kazerounian in December 2017, before Mr. Kazerounian became a member of the Company’s board of directors, pursuant to which the Company engaged Mr. Kazerounian to serve as executive advisor to the board of directors and the office of Chief Executive Officer. The Consulting Agreement provides for a fee payable to Mr. Kazerounian on a monthly basis in exchange for his services (which fee was reduced from $30 per month to $19 per month in connection with Mr. Kazerounian’s appointment to the board of directors in June 2018), as well as a grant of 12,000 shares of the Company’s Class L common stock and a signing bonus of $54 in connection with the execution of the Consulting Agreement. The Consulting Agreement provides that if Mr. Kazerounian is terminated by the board of directors, he will be entitled to a severance payment in the amount of $180 as well as a six-month vesting acceleration of his shares of Class L common stock. The board of directors and Mr. Kazerounian each have the right to terminate the Consulting Agreement at any time. During the nine-month periods ended December 25, 2020 and December 27, 2019, the Company paid aggregate fees of $262 and $270, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement.
Director and Executive Officer Promissory Notes
From time to time, the Company entered into promissory notes with certain of its directors and executive officers to finance all or a part of the income and employment taxes payable by them in connection with grants of the Company’s Class A common stock and/or Class L common stock. The Company had $506 of promissory notes outstanding as of as of March 27, 2020. On October 2, 2020, the Company repurchased an aggregate of 1,997 shares of its Class L common stock from certain of its directors and one of its non-executive employees for an aggregate purchase price of $408 in connection with, (i) in the case of such directors, the settlement of certain outstanding promissory notes issued by the Company to such directors, and (ii) in the case of such non-executive employee, to satisfy certain withholding tax obligations triggered by the vesting of such shares in accordance with the terms of the applicable award agreement. As a result of these transactions, there were no promissory notes outstanding as of December 25, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Registration Statement on Form S-1 filed with the SEC on February 2, 2021 (the “Registration Statement”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part II, Item 1A. “Risk Factors” of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and nine-month periods ended December 25, 2020 and December 27, 2019 relate to the 13- and 26-week periods ended December 25, 2020 and December 27, 2019, respectively. All references to “2020,” “fiscal year 2020” or similar references relate to the 52-week period ended March 27, 2020.
Overview
Allegro MicroSystems, Inc., together with its consolidated subsidiaries (“AMI”, “we”, “us” or “our”) is a leading global designer, developer, manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling the most important emerging technologies in the automotive and industrial markets. We are the number one supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in automotive. We focus on providing complete IC solutions to sense, regulate and drive a variety of mechanical systems. This includes sensing angular or linear position of a shaft or actuator, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently.
We are headquartered in Manchester, New Hampshire and have a global footprint with 16 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During the three- and nine-month periods ended December 25, 2020, we generated $164.4 million and $416.1 million in total net sales, respectively, with $5.1 million in net loss and $9.4 million in net income, and $39.6 million and $98.6 million in Adjusted EBITDA in such fiscal periods, respectively. During the three- and nine-month periods ended December 27, 2019, we generated $159.8 million and $475.5 million in total net sales, respectively, with $9.0 million and $23.8 million in net income and $30.8 million and $89.4 million in Adjusted EBITDA in such fiscal periods, respectively.
On November 2, 2020, we completed our initial public offering (“IPO”) of 28,750,000 shares of our common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by us and 3,750,000 shares were sold by selling stockholders, resulting in net proceeds to us of approximately, $321.4 million after deducting $20.1 million of underwriting discounts and $8.5 million of offering costs. Our common stock is now listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.”
Our Growth Strategies and Outlook
We plan to pursue the following strategies to continue to grow our sales and enhance our profitability:
•Invest in research and development that is market-aligned and focused on targeted portfolio expansion. We believe that our investments in research and development in the areas of product design, automotive-grade wafer fabrication technology and IC packaging development are critical to maintaining our competitive advantage. In both the automotive and industrial markets, major technology shifts driven by disruptive technologies are creating high-growth opportunities in areas such as xEVs, advanced driving assistance systems (“ADAS”), Industry 4.0, data centers and green energy applications. Our knowledge of customers’ end systems has driven an expansion of our sensor IC and power solutions to enable these new technologies. By aligning our research and development investments with disruptive technology trends while undergoing a rigorous ROI review, we believe we can deliver an attractive combination of growth and profitability.

• Emphasize the automotive “first” philosophy to align our product development with the most rigorous applications and safety standards. We have been intentional about incorporating support for the stringent automotive operating voltages, temperature ranges and safety and reliability standards into every part of our operations, from design to manufacturing. We believe our focus on meeting or exceeding industry standards as the baseline for product development increases our opportunity in the automotive market as customers look for trusted suppliers to deliver highly reliable solutions for rapidly growing emerging markets, and that our philosophy of designing for automotive safety and reliability gives us a meaningful lead over new entrants attempting to enter the automotive market. For example, we will apply this philosophy of innovation, quality and reliability to our new photonics portfolio which supplies components into safety-critical Light Detection and Ranging (“LiDAR”) applications. We also believe we can use our expertise in designing for the automotive market and our expanding product portfolio to capitalize on increasing demand among industrial customers for ruggedized solutions that meet the highest quality and reliability standards. Additionally, in our experience, demand for solutions that meet or exceed stringent safety and reliability specifications supports higher average selling prices (“ASPs”) and lower ASP declines over time than are typical for our industry.
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
•Expand our sales channels and enhance our sales operations and customer relationships. Our global sales infrastructure is optimized to support customers through a combination of key account managers and regional technical and support centers near customer locations that enable us to act as an extension of our customers’ design teams, providing us with key insights into product requirements and accelerating the adoption and ramp up of our products in customer designs. We intend to continue strengthening our relationships with our existing customers while also enabling our channel partners to support demand creation and fulfillment for smaller broad-based industrial customers. We believe we will be able to further penetrate the industrial market and efficiently scale our business to accelerate growth by enabling our channel partners to become an extension of our demand generation and customer support efforts.
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
On August 28, 2020, we acquired Voxtel, Inc., a privately-held technology company located in Beaverton, Oregon that specializes in components for eye-safe LiDAR used in ADAS, fully autonomous vehicles, and industrial automation. The total preliminary purchase price of the acquisition was $35.1 million, including certain earnouts that have a potential payout of $15.0 million. The fair value of these earn-outs at acquisition date was $7.8 million. In addition to the laser technology, Voxtel’s capabilities include its Indium Gallium Arsenide (“InGaAs”) Avalanche Photodiode (“APDs”) and APD photoreceivers—highly sensitive in the important eye-safe region around 1550 nanometers (“nm”). This technology enables images to be obtained over a wide range of weather conditions and over a long-distance or a wide field of view using a laser that does not pose an ocular hazard. The combination of these highly sensitive detectors and high-peak-power eye-safe lasers with Voxtel’s custom integrated circuits and electro-optical packaging expertise, allows for cost-effective, compact laser-ranging and 3D-image sensing. In addition, Voxtel holds more than 38 US patents, representing a comprehensive Laser Detection and Ranging (“LADAR”)/LiDAR photonic technology suite.
Through the end of fiscal year 2020, we held a 100% ownership interest in Polar Semiconductor, LLC (“PSL”), a semiconductor wafer fabricator engaged in the manufacturing and testing of foundry wafers. Prior to the divestiture transaction of PSL, foundry revenue accounted for 10.4% and 10.4% of our net sales and supplied 45.8% and 47.7% of our wafer requirements in the three- and nine-month periods ended December 27, 2019, respectively. In addition, through end of fiscal year 2020, we acted as a distributor of Sanken products in North America, South America and Europe on a low-margin, buy-resale basis pursuant to the Sanken Products Distribution Agreement between AML, our wholly owned subsidiary, and Sanken. Our net sales from the distribution of Sanken products in the three- and nine-month periods ended December 27, 2019 were $7.7 million and $26.7 million, respectively. On March 28, 2020, in order to further our strategy for developing a flexible and efficient manufacturing model that minimizes capital requirements, lowers operating costs, enhances reliability of supply and supports our growth going forward:
•We divested a majority of our ownership interest in PSL to Sanken in (the “PSL Divestiture”), in connection with which:
•Our equity interests in PSL were recapitalized (the “Recapitalization”) in exchange for (i) the contribution by us to PSL of $15.0 million of intercompany debt, representing a portion of the aggregate principal amount of debt owed by PSL to us under certain intercompany loan agreements (the “Existing Allegro Loans”), (ii) the assumption by us of $42.7 million in aggregate principal amount of debt owed by PSL to Sanken under certain intercompany loan and line of credit agreements (the “PSL-Sanken Loans”), that was subsequently forgiven in exchange for our transfer to Sanken of 70% of the issued and outstanding equity interests in PSL, and (iii) the termination of the Existing Allegro Loans and the issuance, pursuant to a consolidated and restructured loan agreement (the “Consolidated Loan Agreement”), of a note payable to us in an aggregate principal amount of $51.4 million (representing the aggregate principal amount of debt outstanding under the Existing Allegro Loans prior to their termination); and
•In exchange for the extinguishment of all outstanding indebtedness owed by us to Sanken under the PSL-Sanken Loans, we (i) divested 70% of the issued and outstanding equity interests in PSL to Sanken, as a result of which Sanken holds a 70% majority share in PSL and we hold a 30% interest, and (ii) amended and restated the existing limited liability company agreement of PSL to admit Sanken as a member, reflect the Recapitalization and otherwise reflect the rights and obligations of us and Sanken thereunder;
•AML entered into a letter agreement with Sanken providing for, among other things, the termination of AML’s services under the Sanken Products Distribution Agreement, and Sanken and PSL entered into a new distribution agreement providing for PSL to serve as a distributor of Sanken products in North America, South America and Europe; and
•We entered into certain other agreements and transactions with Sanken and PSL as more fully described under “Prospectus Summary—The Divestiture Transactions” in the Registration Statement and elsewhere in this Quarterly Report.
As a result of the PSL Divestiture and the transfer of the Sanken products distribution business to PSL, we expect continued material improvement over this fiscal year in gross profit, operating income and net income, as well as reduced capital expenditures and increased net cash provided by operating activities. Strategically, we believe these changes better enable us to focus solely on our core business in sensor and power applications for the automotive and industrial end markets.
•PSL foundry revenue is no longer consolidated in our results in fiscal year 2021, however, PSL did supply 40.9% and 37.1% of our wafer requirements in the three- and nine-month periods ended December 25, 2020, respectively.
•Net sales from the distribution of Sanken products are also no longer consolidated in our results in fiscal year 2021.
In February 2020, we announced that we would consolidate our assembly and test facilities into a single site, located at our manufacturing facility in the Philippines (the “AMPI Facility”). As such, we have commenced the closure of our manufacturing facility in Thailand (the “AMTC Facility”). We expect to substantially complete this transition by the end of March 2021. We expect to realize a material reduction in cost of goods sold in subsequent periods.
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
We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit manufacturing and support operations and place restrictions on our workforce and suppliers. The measures implemented by various authorities related to the COVID-19 outbreak have caused us to change our business practices including those related to where employees work, the social distance employees are required to keep in our facilities, limitations on in-person meetings with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events.
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

To the extent that the COVID-19 pandemic adversely affects our business, results of operations, financial condition or liquidity, it also may heighten many of the other risks; for example, if the business impacts of COVID-19 continue for an extended period, we may be required to recognize impairments for goodwill and certain long-lived assets including amortizable intangible assets. We have taken actions to mitigate our financial risk given the uncertainty in global markets caused by the COVID-19 pandemic. In March 2020, we borrowed $43.0 million under our credit facilities (including $10.0 million borrowed by PSL under the PSL Revolver, the proceeds of which were retained by PSL and are no longer available for use by us following the consummation of the PSL Divestiture). The borrowing was made as part of our ongoing efforts to preserve financial flexibility considering the current uncertainty in the global markets and related effects on our business resulting from the COVID-19 pandemic.
On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”). The CARES Act contains numerous tax provisions, including a correction to the applicable depreciation rates available in the Tax Cuts and Jobs Act of 2017 (“TCJA”) for Qualified Improvement Property (“QIP”), temporarily establishes a five year carryback period for current net operating losses (“NOL”), and contains a provision for deferred payment of 2020 employer payroll taxes. We currently estimate cash tax benefits of the NOL and QIP changes to be $8,963 and $1,680, respectively. Additionally, we plan to defer payment of $2,766 of payroll taxes, with $1,383 to be paid back in the third quarter of fiscal year 2022 and the remainder in the third quarter of fiscal year 2023. Additional income tax provisions of the Act are currently being evaluated and not expected to have material impacts.
Other Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our significant OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate revenue can be lengthy, typically between two and four years. As a result, our future revenue is highly dependent on our continued success at winning design mandates from our customers. Further, because we expect the ASPs of our products to decline over time, we consider design wins to be critical to our future success and anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful market introduction and acceptance of our customer’s end products, which may be affected by several factors beyond our control.
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
Cyclical Nature of the Semiconductor Industry
The semiconductor industry is highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate and facilities go underutilized. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production and productivity suffer and margins generally decline. We are currently in a period in which our manufacturing volumes are below optimal levels, as a result of the impact of COVID-19 on our primary end-market, i.e., automotive.
Components of Our Results of Operations
Net sales
Our total net sales are derived from product sales to direct customers and distributors. We sell products globally through our direct sales force, third party and related party distributors and independent sales representatives. Sales are derived from products for different applications. Our core applications are focused on the automotive, industrial and other industries. Additionally, until the consummation of the PSL Divestiture following the end of fiscal year 2020, we also manufactured products for other applications such as wafer foundry products and acted as a distributor of Sanken products in North America, South America and Europe.

We sell magnetic sensor ICs power ICs and photonics, and prior to the consummation of the PSL Divestiture following the end of fiscal year 2020, we also sold wafer foundry products and acted as a distributor for Sanken products in North America, South America and Europe. Revenue is generally recognized when control of the products is transferred to the customer, which typically occurs upon shipment or delivery, depending on the terms of the contract. When we transact with a distributor, our contractual arrangement is with the distributor and not with the end customer. Whether we transact business with and receive the order from a distributor or directly from an end customer through our direct sales force and independent sales representatives, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same. We recognize revenue net of sales returns, price protection adjustments, stock rotation rights and any other discounts or credits offered to our customers.
Stock-based compensation
In addition to the ratable vesting of our stock-based compensation, upon completion of our IPO we recognized one-time stock-based compensation charges of $40.4 million in connection with the vesting of all outstanding shares of Class A common stock, $1.6 million in connection with the automatic acceleration of 25% of the standard vesting term of shares of Class L common stock and $1.0 million through the LTCIP/TRIP Award RSU Conversion Program (the “RSU Conversion Program”). In the three- and nine-month periods ended December 25, 2020 these one-time stock based compensation charges were allocated to cost of goods sold, research and development expenses and selling, general and administrative expenses in the amounts of $4.4 million, $2.3 million and $36.3 million, respectively.

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
Gross profit is calculated as total net sales less cost of goods sold. Gross profit is affected by numerous factors, including average selling price, revenue mix by product, channel and customer, foreign exchange rates, seasonality, manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for the expansion of existing facilities to reach full production capacity. As a result, gross profit varies from period to period and year to year. We expect cost of goods sold to decrease in absolute dollars and as a percentage of total net sales in the future, primarily due to the PSL Divestiture and as a result of the closure of the AMTC Facility and the transfer of the Sanken products distribution business to PSL.
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
Operating Expenses
Research and development (“R&D”) expenses
R&D expenses consist primarily of personnel-related costs of our research and development organization, including stock-based compensation, costs of development of wafers and masks, license fees for computer-aided design software, costs of development testing and evaluation, costs of developing automated test programs, equipment depreciation and related occupancy and equipment costs. While most of the costs incurred are for new product development, a significant portion of these costs are related to process technology development, and proprietary package development. R&D expenses also include costs for technology development by external parties. We expect further increases in R&D expenses, in absolute dollars and as a percentage of total net sales as we continue the development of innovative technologies and processes for new product offerings as well as increase the headcount of our R&D personnel in future years.
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

In connection with the closing of our IPO during the third fiscal quarter of 2021, we recognized one-time stock-based compensation expense of $40.4 million, consisting of $4.1 million within cost of goods sold, $1.8 million within R&D expenses, and $34.5 million within SG&A expenses, in connection with the vesting of all outstanding shares of our Class A common stock. We also recognized one-time stock-based compensation expense of $1.6 million, consisting of $0.2 million within cost of goods sold, $0.1 million within R&D expenses, and $1.3 million within SG&A expenses, in connection with the automatic acceleration of 25% of the standard vesting term of shares of our Class L common stock at that time. In addition, we recognized one-time stock-based compensation expense of $1.0 million, consisting of $0.1 million within cost of goods sold, $0.4 million within R&D expenses, and $0.5 million within SG&A expenses, in connection with the RSU Conversion Program.

Loss on debt extinguishment
Loss on debt extinguishment represents the loss associated with the partial repayment of our Term Loan Facility on November 25, 2020.
Interest (expense) income, net
Interest (expense) income, net is comprised of interest expense from term loan debt and credit facilities we maintain with various financial institutions and previously on borrowings under the PSL-Sanken Loans (which were forgiven in connection with the PSL Divestiture). Current expense is partially mitigated by income earned on our cash and cash equivalents, consisting primarily of certain investments that have contractual maturities no greater than three months at the time of purchase.
Foreign currency transaction (loss) gain
We incur transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded. The largest contributor of the foreign currency transaction (loss) gain is the result of an intercompany loan to our subsidiary that operates the AMTC Facility where at the end of each reporting period we revalue the amounts due under the loan to the U.S. Dollar.
Income in earnings of equity investment
Income in earnings of equity investment represents our equity investment in connection with the PSL Divestiture.

Other, net
Other, net primarily consists of miscellaneous income and expense items unrelated to our core operations.
Income tax (benefit) provision
Our provision for income taxes is comprised of the year to date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
We are subject to tax in the U.S. and various foreign jurisdictions. Our effective tax rate can fluctuate primarily based on: the mix of our U.S. and foreign income; the impact of discrete transactions; and the difference between the amount of tax benefit generated by the foreign derived intangible income deduction (“FDII”) and research credits offset by the additional tax from the global intangible low-tax income (GILTI) and the base erosion tax (“BEAT”).
We regularly assesses the likelihood of outcomes that could result from the examination of our tax returns by the IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our provision for income taxes may become necessary. Any such adjustments could have a significant effect on the results of operations.

Results of Operations
Three-Month Period Ended December 25, 2020 Compared to Three-Month Period Ended December 27, 2019
The following table summarizes our results of operations for the three-month periods ended December 25, 2020 and December 27, 2019.

	Three-Month Period Ended		Change		Change Attributable to Divestiture	Operational Change after Divestiture
	December 25, 2020	December 27, 2019	$	%		$	%
	(Dollars in thousands)
Total net sales	$164,449	$159,802	$4,647	2.9%	$24,300	$28,947	18.1%
Cost of goods sold	90,024	98,277	(8,253)	(8.4)%	26,605	18,352	18.7%
Gross profit	74,425	61,525	12,900	21.0%	(2,305)	10,595	17.2%
Operating expenses:
Research and development	30,999	25,485	5,514	21.6%	844	6,358	24.9%
Selling, general and administrative	67,650	24,909	42,741	171.6%	2,242	44,983	180.6%
Total operating expenses	98,649	50,394	48,255	95.8%	3,086	51,341	101.9%
Operating (loss) income	(24,224)	11,131	(35,355)	(317.6)%	(5,391)	(40,746)	(366.1)%
Other (expense) income, net:
Loss on debt extinguishment	(9,055)	—	(9,055)	—%	—	(9,055)	—%
Interest (expense) income, net	(2,598)	10	(2,608)	(26,080.0)%	(803)	(3,411)	(34,110.0)%
Foreign currency transaction (loss) gain	(145)	(560)	415	(74.1)%	—	415	(74.1)%
Income in earnings of equity investment	949	—	949	—%	—	949	—%
Other, net	(510)	(81)	(429)	529.6%	9	(420)	518.5%
Total other (expense) income, net	(11,359)	(631)	(10,728)	1,700.2%	(794)	(11,522)	1,826.0%
(Loss) income before (benefit) provision for income taxes	(35,583)	10,500	(46,083)	(438.9)%	(6,185)	(52,268)	(497.8)%
Income tax (benefit) provision	(30,523)	1,542	(32,065)	(2,079.4)%	(1,388)	(33,453)	(2,169.5)%
Net (loss) income	(5,060)	8,958	(14,018)	(156.5)%	(4,797)	(18,815)	(210.0)%
Net income attributable to non-controlling interests	35	32	3	9.4%	—	3	9.4%
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(5,095)	$8,926	$(14,021)	(157.1)%	$(4,797)	$(18,818)	(210.8)%
(1)Our total net sales for the three-month period ended December 27, 2019 also include related party net sales related to the sale of wafer foundry products to Sanken by PSL and net sales related to our distribution of Sanken products in North America, South America and Europe which, in each case, we did not recognize during the three-month period ended December 25, 2020 and will not recognize in any future period due to our consummation of the Divestiture Transactions. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Three-Month Period Ended
	December 25, 2020	December 27, 2019
Total net sales	100.0%	100.0%
Cost of goods sold	54.7%	61.5%
Gross profit	45.3%	38.5%
Operating expenses:
Research and development	18.9%	15.9%
Selling, general and administrative	41.1%	15.6%
Total operating expenses	60.0%	31.5%
(Loss) income from operations	(14.7)%	7.0%
Other (expense) income, net:
Loss on debt extinguishment	(5.5)%	—%
Interest (expense) income, net	(1.6)%	—%
Foreign currency transaction loss	(0.1)%	(0.3)%
Income in earnings of equity investment	0.5%	—%
Other, net	(0.3)%	(0.1)%
Total other (expense) income, net	(7.0)%	(0.4)%
(Loss) income before (benefit) provision for income taxes	(21.7)%	6.6%
Income tax (benefit) provision	(18.6)%	1.0%
Net (loss) income	(3.1)%	5.6%
Net income attributable to non-controlling interests	—%	—%
Net (loss) income attributable to Allegro MicroSystems, Inc.	(3.1)%	5.6%
Total net sales
Total net sales increased by $4.6 million, or 2.9%, to $164.4 million in the three-month period ended December 25, 2020 from $159.8 million in the three-month period ended December 27, 2019. This increase was primarily due to automotive production recovery and increased demand in industrial automation applications, partially offset by the removal of wafer foundry products and Sanken distribution products, respectively, resulting from the PSL Divestiture, more fully described below.
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

	Three-Month Period Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(Dollars in thousands)
Core end markets:
Automotive	$113,902	$99,074	$14,828	15.0%
Industrial	23,654	21,358	2,296	10.8%
Other	26,893	15,070	11,823	78.5%
Total core end markets	164,449	135,502	28,947	21.4%
Other applications:
Wafer foundry products	—	16,634	(16,634)	—%
Distribution of Sanken products	—	7,666	(7,666)	—%
Total net sales	$164,449	$159,802	$4,647	2.9%
Net sales to our core end markets increased by $28.9 million, or 21.4%, to $164.4 million in the three-month period ended December 25, 2020 from $135.5 million in the three-month period ended December 27, 2019, driven by increases in automotive of $14.8 million, or 15.0%, industrial of $2.3 million, or 10.8%, and other of $11.8 million, or 78.5%.
Automotive net sales increased in the three-month period ended December 25, 2020 compared to the three-month period ended December 27, 2019 as our customers’ vehicle production increased as well as inventory restocking in their supply chains.
Industrial and other net sales improved in the three-month period ended December 25, 2020 compared to the three-month period ended December 27, 2019 due primarily to increased demand in industrial automation applications and data center applications and a COVID-19 related increase in demand for printers and other peripherals.
Sales Trends by Product
The following table summarizes net sales by product:

	Three-Month Period Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$54,406	$43,665	$10,741	24.6%
Magnetic sensors (“MS”)	109,457	91,837	17,620	19.2%
Photonics	586	—	586	—%
Wafer foundry products	—	16,634	(16,634)	—%
Distribution of Sanken products	—	7,666	(7,666)	—%
Total net sales	$164,449	$159,802	$4,647	2.9%
The increase in net sales by product was driven by increases of $17.6 million, or 19.2% in magnetic sensor IC product sales, $10.7 million, or 24.6% in power integrated circuit product sales, and $0.6 million in Photonics sales resulting from the Voxtel acquisition. These increases were partially offset by decreases of $16.6 million and $7.7 million in net sales related to wafer foundry products and Sanken distribution products, respectively, resulting from the PSL Divestiture.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(Dollars in thousands)
Americas:
United States	$23,934	$27,498	$(3,564)	(13.0)%
Other Americas	5,620	4,722	898	19.0%
EMEA:
Europe	28,239	24,341	3,898	16.0%
Asia:
Japan	26,439	46,010	(19,571)	(42.5)%
Greater China	46,172	35,284	10,888	30.9%
South Korea	17,606	14,119	3,487	24.7%
Other Asia	16,439	7,828	8,611	110.0%
Total net sales	$164,449	$159,802	$4,647	2.9%
The increase in net sales across geographic locations in the three-month period ended December 25, 2020 compared to the three-month period ended December 27, 2019 was due primarily to an increase of $10.9 million, or 30.9%, in Greater China related to increases in automotive demand and an increase of $8.6 million, or 110.0%, in Other Asia related to continued strength in data center, other consumer, and printer applications.
Excluding the net sales of $7.7 million associated with the PSL Divestiture, net sales were up $5.0 million, or 20.4%, in the United States and Other Americas, primarily driven by an increase in demand for our core application products sold in the automotive end market. The predominant country comprising Other Americas is Mexico.
The increase in net sales of $3.9 million, or 16.0%, in Europe was primarily driven by increases in automotive demand. The predominant countries comprising Europe are Germany and France.
Revenue in Japan totaled $26.4 million in the three-month period ended December 25, 2020 compared to $29.4 million in the three-month period ended December 27, 2019, excluding net sales of $16.6 million in Japan associated with the PSL Divestiture. This decrease of $2.9 million, or 10.0%, was primarily driven by a decrease in core demand due to COVID-19.
Cost of goods sold, gross profit and gross margin
Cost of goods sold decreased by $8.3 million, or 8.4%, to $90.0 million in the three-month period ended December 25, 2020 from $98.3 million in the three-month period ended December 27, 2019. The decrease in cost of goods sold was primarily due to a $26.6 million decrease in cost of goods sold attributable to the PSL Divestiture. The offsetting $18.4 million increase in cost of goods sold was primarily attributable to increases of $4.7 million in stock-based compensation, of which $4.4 million related to the IPO and accelerated vesting of the Class A and L common stock and RSU Conversion Program, , and a combined $13.4 million of increases attributable to decreased standard margins, returns and quality and other related costs, and manufacturing cost absorptions. In addition, there were $0.3 million of Voxtel related impacts, mostly attributable to acquired intangible amortization during the period.
Gross profit increased by $12.9 million, or 21.0%, to $74.4 million in the three-month period ended December 25, 2020 from $61.5 million in the three-month period ended December 27, 2019. The increase in gross profit was driven by a $28.9 million operational increase in net sales to core end markets, partially offset by $2.3 million related to the PSL Divestiture and by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by $5.5 million, or 21.6%, to $31.0 million in the three-month period ended December 25, 2020 from $25.5 million in the three-month period ended December 27, 2019. This increase was primarily due to a $3.0 million increase in stock-based compensation, of which $2.3 million related to the IPO and accelerated vesting of the Class A and L common stock and RSU Conversion Program, and a combined $3.3 million increase in employee salaries and inventory and supplies, partially offset by a reduction of $0.8 million of expenses related to the PSL Divestiture and a $0.5 million reduction in travel and meeting costs.
R&D expenses represented 18.9% of our total net sales for the three-month period ended December 25, 2020, an increase from 15.9% of our total net sales for the three-month period ended December 27, 2019. This percentage increase was primarily due to stock-based compensation expenses recorded in the three-month period ended December 25, 2020.
SG&A expenses
SG&A expenses increased by $42.8 million, or 171.6%, to $67.7 million in the three-month period ended December 25, 2020 from $24.9 million in the three-month period ended December 27, 2019. This increase was primarily due to a $38.0 million increase in stock-based compensation expense, of which $36.3 million related to the IPO and accelerated vesting of the Class A and L common stock and RSU Conversion Program, and a combined $6.6 million of increased employee salaries, insurance and facility costs, partially offset by a reduction of $2.2 million of expenses related to the PSL Divestiture and a combined $2.3 million reduction in severance, professional fees, and travel and meeting costs.
SG&A expenses represented 41.1% of our total net sales for the three-month period ended December 25, 2020, an increase from 15.6% of our total net sales for the three-month period ended December 27, 2019. This percentage increase was primarily due to stock-based compensation expenses recorded in the three-month period ended December 25, 2020.
Loss on debt extinguishment
Loss on debt extinguishment reflected a $9.1 million loss in the three-month period ended December 25, 2020, representing the write-off of unamortized balances of previously deferred financing costs as a result of the $300.0 million Term Loan Facility principal balance repayment on November 25, 2020.
Interest (expense) income, net
Interest expense, net increased by $2.6 million in the three-month period ended December 25, 2020 compared to the three-month period ended December 27, 2019. The increase in interest expense was primarily due to mandatory interest payments on the Term Loan Facility in the three-month period ended December 25, 2020.
Foreign currency transaction (loss) gain
We recorded a foreign currency transaction loss of $0.1 million in the three-month period ended December 25, 2020 compared to a loss of $0.6 million in the three-month period ended December 27, 2019. The foreign currency transaction loss recorded in the three-month period ended December 25, 2020 was primarily due to $0.3 million of realized and unrealized losses from our UK and Philippines locations, partly offset by $0.2 million of realized and unrealized gains from our Thailand location. The currency loss recorded in the three-month period ended December 27, 2019 was primarily attributable to $1.1 million of realized and unrealized losses from our UK location and $0.6 million of realized and unrealized gains from our Thailand location.
Income in earnings of equity investment
Income in earnings of equity investment reflected a $0.9 million gain in the three-month period ended December 25, 2020, representing the earnings on our 30% investment in PSL during the three-month period ended December 25, 2020.

Other, net
Other, net increased by $0.4 million to approximately $0.5 million of loss in the three-month period ended December 25, 2020 from $0.1 million of loss in the three-month period ended December 27, 2019.
Income tax (benefit) provision
The benefit for income taxes and the effective income tax rate were $30.5 million and 85.8%, respectively, in the three-month period ended December 25, 2020 and the provision for income taxes and the effective income tax rate were $1.5 million and 14.7%, respectively, in the three-month period ended December 27, 2019. The change in effective income tax rates is primarily due to the $40.4 million IPO related stock-based compensation charge which significantly reduced U.S.

income and was included in our tax rate from operations in the three-month period ended December 25, 2020. The incremental stock-based compensation windfall was treated as a discrete tax adjustment as an incremental tax deduction in the three-month period ended December 25, 2020.
Additionally, other discrete transactions, the divestiture of Polar and the one-time dividend resulted in additional tax deductions. The reduction in U.S. income and the discrete tax deductions resulted in a U.S. tax NOL that can be carried back to refund prior years’ taxes. In total approximately $18.1 million of discrete tax benefits recorded in the three-month period ended December 25, 2020 were partially offset by a reduction in our FDII deduction and an increase in GILTI and BEAT tax.
Nine-Month Period Ended December 25, 2020 Compared to Nine-Month Period Ended December 27, 2019
The following table summarizes our results of operations for the nine-month periods ended December 25, 2020 and December 27, 2019.

	Nine-Month Period Ended		Change		Change Attributable to Divestiture	Operational Change after Divestiture
	December 25, 2020	December 27, 2019	$	%		$	%
	(Dollars in thousands)
Total net sales	$416,099	$475,485	$(59,386)	(12.5)%	$76,310	$16,924	3.6%
Cost of goods sold	224,203	285,967	(61,764)	(21.6)%	73,176	11,412	4.0%
Gross profit	191,896	189,518	2,378	1.3%	3,134	5,512	2.9%
Operating expenses:
Research and development	80,509	77,565	2,944	3.8%	2,479	5,423	7.0%
Selling, general and administrative	118,677	78,030	40,647	52.1%	5,844	46,491	59.6%
Total operating expenses	199,186	155,595	43,591	28.0%	8,323	51,914	33.4%
Operating (loss) income	(7,290)	33,923	(41,213)	(121.5)%	(5,189)	(46,402)	(136.8)%
Other (expense) income, net:
Loss on debt extinguishment	(9,055)	—	(9,055)	—%	—	(9,055)	—%
Interest (expense) income, net	(1,935)	(60)	(1,875)	3,125.0%	(2,576)	(4,451)	7,418.3%
Foreign currency transaction (loss) gain	(1,331)	2,800	(4,131)	(147.5)%	2	(4,129)	(147.5)%
Income in earnings of equity investment	1,407	—	1,407	—%	—	1,407	—%
Other, net	(297)	(1,177)	880	(74.8)%	(228)	652	(55.4)%
Total other (expense) income, net	(11,211)	1,563	(12,774)	(817.3)%	(2,802)	(15,576)	(996.5)%
(Loss) income before (benefit) provision for income taxes	(18,501)	35,486	(53,987)	(152.1)%	(7,991)	(61,978)	(174.7)%
Income tax (benefit) provision	(27,913)	11,710	(39,623)	(338.4)%	3,762	(35,861)	(306.2)%
Net income (loss)	9,412	23,776	(14,364)	(60.4)%	(11,753)	(26,117)	(109.8)%
Net income attributable to non-controlling interests	103	101	2	2.0%	—	2	2.0%
Net income (loss) attributable to Allegro MicroSystems, Inc.	$9,309	$23,675	$(14,366)	(60.7)%	$(11,753)	$(26,119)	(110.3)%
(1)Our total net sales for the nine-month period ended December 27, 2019 also include related party net sales related to the sale of wafer foundry products to Sanken by PSL and net sales related to our distribution of Sanken products in North America, South America and Europe which, in each case, we did not recognize during the nine-month period ended December 25, 2020 and will not recognize in any future period due to our consummation of the PSL Divestiture. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Nine-Month Period Ended
	December 25, 2020	December 27, 2019
Total net sales	100.0%	100.0%
Cost of goods sold	53.9%	60.1%
Gross profit	46.1%	39.9%
Operating expenses:
Research and development	19.3%	16.3%
Selling, general and administrative	28.5%	16.4%
Total operating expenses	47.8%	32.7%
(Loss) income from operations	(1.7)%	7.2%
Other (expense) income, net:
Loss on debt extinguishment	(2.2)%	—%
Interest (expense) income, net	(0.5)%	—%
Foreign currency transaction (loss) gain	(0.4)%	0.6%
Income in earnings of equity investment	0.3%	—%
Other, net	(0.1)%	(0.3)%
Total other (expense) income, net	(2.9)%	0.3%
(Loss) income before (benefit) provision for income taxes	(4.6)%	7.5%
Income tax (benefit) provision	(6.8)%	2.5%
Net income	2.2%	5.0%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	2.2%	5.0%
Total net sales
Total net sales decreased by $59.4 million, or 12.5%, to $416.1 million in the nine-month period ended December 25, 2020 from $475.5 million in the nine-month period ended December 27, 2019. Of this decrease, $76.3 million was attributable to the PSL Divestiture, which was partially offset by increased net sales to our core end markets of $16.9 million, due primarily to increased demand in industrial automation applications and data center applications and a COVID-19-related increase in demand for printers and other peripherals.
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

	Nine-Month Period Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(Dollars in thousands)
Core end markets:
Automotive	$279,759	$289,681	$(9,922)	(3.4)%
Industrial	65,710	56,095	9,615	17.1%
Other	70,630	53,399	17,231	32.3%
Total core end markets	416,099	399,175	16,924	4.2%
Other applications:
Wafer foundry products	—	49,622	(49,622)	—%
Distribution of Sanken products	—	26,688	(26,688)	—%
Total net sales	$416,099	$475,485	$(59,386)	(12.5)%
Net sales to our core end markets increased by $16.9 million, or 4.2%, to $416.1 million in the nine-month period ended December 25, 2020 from $399.2 million in the nine-month period ended December 27, 2019, driven by increases in industrial of $9.6 million, or 17.1%, and other of $17.2 million, or 32.3%, and partially offset by a decline in automotive of $9.9 million, or 3.4%.
Automotive net sales decreased in the nine-month period ended December 25, 2020 compared to the nine-month period ended December 27, 2019 as our customers’ vehicle production slowed reflecting factory closures and demand uncertainty related to COVID-19.
Industrial and other net sales improved in the nine-month period ended December 25, 2020 compared to the nine-month period ended December 27, 2019 due primarily to increased demand in industrial automation applications and data center applications and a COVID-19 related increase in demand for printers and other peripherals.
Sales Trends by Product
The following table summarizes net sales by product:

	Nine-Month Period Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$146,276	$123,900	$22,376	18.1%
Magnetic sensors (“MS”)	268,956	275,275	(6,319)	(2.3)%
Photonics	867	—	867	—%
Wafer foundry products	—	49,622	(49,622)	—%
Distribution of Sanken products	—	26,688	(26,688)	—%
Total	$416,099	$475,485	$(59,386)	(12.5)%
The decrease in net sales by product was driven by a decrease of $6.3 million in magnetic sensor IC product sales consistent with the demand weakness in automotive resulting from reductions in vehicle production related to the COVID-19 pandemic and decreases of $49.6 million and $26.7 million in net sales related to wafer foundry products and Sanken distribution products, respectively, as a result of the PSL Divestiture. These decreases were partially offset by an increase of $22.4 million in power IC product sales driven primarily by growth in data center demand, and $0.9 million in Photonics product sales resulting from the Voxtel acquisition during the period.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Nine-Month Period Ended		Change
	December 25, 2020	December 27, 2019	Amount	%
	(Dollars in thousands)
Americas:
United States	$57,892	$86,746	$(28,854)	(33.3)%
Other Americas	10,797	15,930	(5,133)	(32.2)%
EMEA:
Europe	70,459	76,622	(6,163)	(8.0)%
Asia:
Japan	72,570	131,950	(59,380)	(45.0)%
Greater China	116,178	95,244	20,934	22.0%
South Korea	43,733	41,413	2,320	5.6%
Other Asia	44,470	27,580	16,890	61.2%
Total	$416,099	$475,485	$(59,386)	(12.5)%
The decrease in net sales across geographic locations in the nine-month period ended December 25, 2020 compared to the nine-month period ended December 27, 2019 was due primarily to wafer foundry and distribution sales totaling $76.3 million that were divested and are unrelated to and no longer a part of our core business, partially offset by automotive recovery in Asia and increased data center and other consumer and peripherals revenue growth globally.
Excluding the net sales associated with the PSL Divestiture of $26.7 million, net sales were down $7.3 million, or 9.6%, in the United States and Other Americas, primarily driven by a decrease in demand for our core application products sold in the automotive end market resulting from the factory shutdowns and demand weakness related to the COVID-19 pandemic. The predominant country comprising Other Americas is Mexico.
The decrease in net sales of $6.1 million, or 8.0%, in Europe was primarily driven by a decrease in demand for our core application products sold in the automotive end market. The predominant countries comprising Europe are Germany and France.
Revenue in Asia totaled $277.0 million in the nine-month period ended December 25, 2020 compared to $246.6 million in the nine-month period ended December 27, 2019, excluding the net sales associated with the PSL Divestiture of $49.6 million in Japan. This increase of $30.4 million, or 12.3%, was primarily driven by increases in China and Other Asia for automotive and industrial products, partially offset by a decrease in Japan related to automotive demand weakness.
Cost of goods sold, gross profit and gross margin
Cost of goods sold decreased by $61.8 million, or 21.6%, to $224.2 million in the nine-month period ended December 25, 2020 from $286.0 million in the nine-month period ended December 27, 2019. The decrease in cost of goods sold was primarily due to a $73.2 million decrease in cost of goods sold attributable to the PSL Divestiture. The additional $11.4 million increase in cost of goods sold was primarily attributable to a combined $6.2 million of increases related to standard margins, returns and quality and other costs, and manufacturing cost absorptions, as well as increases of $4.8 million in stock-based compensation, of which $4.4 million related to the IPO and accelerated vesting of the Class A and L common stock and RSU Conversion Program and $0.4 million of Voxtel- related impacts, mostly attributable to acquired intangible amortization occurring during the period.
Gross profit increased by $2.4 million, or 1.3%, to $191.9 million in the nine-month period ended December 25, 2020 from $189.5 million in the nine-month period ended December 27, 2019. The increase in gross profit was driven by a $16.9 million operational increase in net sales to core end markets, and the impacts to cost of goods sold discussed above.

R&D expenses
R&D expenses increased by $2.9 million, or 3.8%, to $80.5 million in the nine-month period ended December 25, 2020 from $77.6 million in the nine-month period ended December 27, 2019. This increase was primarily due to a $3.0 million increase in stock-based compensation expense, of which $2.3 million related to the IPO and accelerated vesting of the Class A and L common stock and RSU Conversion Program, and a combined $4.3 million increase in employee salaries, and inventory and supplies costs, partially offset by a reduction of $2.5 million of expenses related to the PSL Divestiture and a combined $1.8 million reduction in office supplies and travel and meeting costs.
R&D expenses represented 19.3% of our total net sales for the nine-month period ended December 25, 2020, an increase from 16.3% of our total net sales for the nine-month period ended December 27, 2019. This percentage increase was primarily due to stock-based compensation expenses recorded for the nine-month period ended December 25, 2020.
SG&A expenses
SG&A expenses increased by $40.7 million, or 52.1%, to $118.7 million in the nine-month period ended December 25, 2020 from $78.0 million in the nine-month period ended December 27, 2019. This increase was primarily due to $38.2 million increase in stock-based compensation expense, of which $36.3 million related to the IPO and accelerated vesting of the Class A and L common stock and RSU Conversion Program, and a combined $11.4 million increase in employee salaries, professional fees, office supplies, and corporate allocations, partially offset by a reduction of $5.8 million of expenses related to the PSL Divestiture, and a combined reduction of $5.8 million in severance and travel and meeting costs.
SG&A expenses represented 28.5% of our total net sales for the nine-month period ended December 25, 2020, an increase from 16.4% of our total net sales for the nine-month period ended December 27, 2019. This percentage increase was primarily due to stock-based compensation expenses recorded for the nine-month period ended December 25, 2020.
Loss on debt extinguishment
Loss on debt extinguishment reflected a $9.1 million loss in the nine-month period ended December 25, 2020, representing the write-off of unamortized balances of previously deferred financing costs as a result of the $300.0 million Term Loan Facility principal balance repayment on November 25, 2020.
Interest (expense) income, net
Interest expense, net increased by $1.8 million, to interest expense, net of $1.9 million in the nine-month period ended December 25, 2020 from interest expense, net of $0.1 million in the nine-month period ended December 27, 2019. The increase in interest expense was primarily due to mandatory interest payments on the Term Loan Facility in the nine-month period ended December 25, 2020.
Foreign currency transaction (loss) gain
We recorded a foreign currency transaction loss of $1.3 million in the nine-month period ended December 25, 2020 compared to a gain of $2.8 million in the nine-month period ended December 27, 2019. The foreign currency transaction loss recorded in the nine-month period ended December 25, 2020 was primarily due to $2.2 million of realized and unrealized losses from our UK location, partially offset by $1.4 million of realized and unrealized gains from our Thailand location. The foreign currency transaction gain recorded in the nine-month period ended December 27, 2019 was primarily attributable to $2.4 million and $0.4 million of realized and unrealized gains from our Thailand and UK locations, respectively.
Income in earnings of equity investment
Income in earnings of equity investment reflected a $1.4 million gain in the nine-month period ended December 25, 2020, representing the earnings on our 30% investment in PSL during the nine-month period ended December 25, 2020.
Other, net
Other, net decreased by $0.9 million to $0.3 million of loss in the nine-month period ended December 25, 2020 from $1.2 million of loss in the nine-month period ended December 27, 2019. The loss in the nine-month period ended December 27, 2019 was primarily due to expenses incurred associated with a settlement to terminate a relationship with a distributor and disposal of equipment from the prior Worcester, Massachusetts facility that sold during the first three-month period in fiscal year 2020.
Income tax (benefit) provision
The benefit for income taxes and the effective income tax rate were $27.9 million and 150.9%, respectively, in the nine-month period ended December 25, 2020 and the provision for income taxes and the effective income tax rate were $11.7 million and 33.0%, respectively, in the nine-month period ended December 27, 2019. The change in effective income tax rates is primarily due to the $40.4 million IPO related stock-based compensation charge which significantly reduced U.S. income and was included in our tax rate from operations in the nine-month period ended December 25, 2020. The incremental stock-based compensation windfall was treated as a discrete tax adjustment as an incremental tax deduction in the nine-month period ended December 25, 2020.
Additionally, other discrete transactions, the PSL divestiture and the one-time dividend resulted in additional tax deductions. The reduction in U.S. income and the discrete tax deductions resulted in a U.S. tax NOL that can be carried back to refund prior years’ taxes. In total approximately $18.1 million of discrete tax benefits recorded in the nine-month period ended December 25, 2020 were partially offset by a reduction in our FDII deduction and an increase in GILTI and BEAT tax. In the nine-month period ended December 27, 2019, there was a discrete tax expense of approximately $5.5 million recorded for the settlement of IRS transfer pricing audits for years 2016, 2017, and 2018.
Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we regularly review other metrics, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key metrics we consider are non-GAAP Gross Profit, non-GAAP Gross Margin, non-GAAP Operating Expenses, non-GAAP Operating Income, non-GAAP Operating Margin, non-GAAP Profit before Tax, non-GAAP Provision for Income Tax, non-GAAP Net Income, non-GAAP Net Income per Share, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin (collectively, “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a noncash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations, and in the case of non-GAAP Provision for Income Tax, management believes that this non-GAAP measure of income taxes provides it with the ability to evaluate the non-GAAP Provision for Income Taxes across different reporting periods on a consistent basis, independent of special items and discrete items, which may vary in size and frequency. By presenting these Non-GAAP Financial Measures, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance, and we believe that investors’ understanding of our performance is enhanced by our presenting these Non-GAAP Financial Measures, as they provide a reasonable basis for comparing our ongoing results of operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management and the investment community with valuable insight into matters such as our ongoing core operations and the underlying business trends that are affecting our performance. These Non-GAAP Financial Measures are used by both management and our board of directors, together with the comparable GAAP information, in evaluating our current performance and planning our future business activities. We believe that these Non-GAAP Financial Measures, when used in conjunction with our GAAP financial information, also allow investors to better evaluate our financial performance in comparison to other periods and to other companies in our industry.
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
•such measures do not reflect our tax expense or the cash requirements to pay our taxes; although depreciation and amortization are noncash charges excluded from our non-GAAP results, the assets being depreciated and amortized will often have to be replaced in the future;

•such measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, thereby further limiting their usefulness as comparative measures.
These Non-GAAP Financial Measures are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. These Non-GAAP Financial Measures should not be considered as substitutes for GAAP financial measures such as gross profit, gross margin, net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those added back in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
Our prior disclosure referred to non-GAAP Gross Profit and non-GAAP Gross Margin as Adjusted Gross Profit and Adjusted Gross Margin, respectively. No changes have been made to how we calculate these measures.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We calculate non-GAAP Gross Profit and non-GAAP Gross Margin excluding the items below from cost of goods sold in applicable periods. We calculate non-GAAP Gross Margin as non-GAAP Gross Profit divided by total net sales.
•PSL and Sanken Distribution Agreement – Represents the elimination of inventory cost amortization and foundry service payment related to one-time costs incurred in connection with the PSL Divestiture.
•Stock-based compensation – Represents noncash expenses arising from the grant of stock awards.
•AMTC Facility consolidation one-time costs – Represents one-time costs incurred in connection with closing of the AMTC Facility and transitioning of test and assembly functions to the AMPI Facility announced and initiated in fiscal year 2020, consisting of moving equipment between facilities, contract terminations and other non-recurring charges. The closure and transition of the AMTC Facility is expected to be substantially complete by the end of March 2021. These costs are in addition to, and not duplicative of, the adjustments noted in note (*) below.
•Amortization of acquisition-related intangible assets – Represents noncash expenses associated with the amortization of intangible assets in connection with the acquisition of Voxtel, Inc., which closed in August 2020.
•COVID-19 related expenses – Represents expenses attributable to the COVID-19 pandemic primarily related to increased purchases of masks, gloves and other protective materials, and overtime premium compensation paid for maintaining 24-hour service at the AMPI Facility.
(*) Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin in this release do not include adjustments consisting of:
•Additional AMTC related costs – Represents costs related to the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility in the Philippines announced in fiscal year 2020 consisting of: the net savings expected to result from the capacity transition to the AMPI Facility, which facility had duplicative capacity based on the buildouts of the AMPI Facility in fiscal years 2019 and 2018. The elimination of these costs did not reduce our production capacity and therefore did not have direct effects on our ability to generate revenue. The closure and transition of the AMTC Facility is expected to be substantially complete by the end of March 2021.
•Out of period adjustment for depreciation expense of giant magnetoresistance assets (“GMR assets”) – Represents a one-time depreciation expense related to the correction of an immaterial error, related to 2017, for certain manufacturing assets that have reached the end of their useful lives.
•Labor savings – Represents salary and benefit costs related to employees whose positions were eliminated through voluntary separation programs or other reductions in force (not associated with the closure of the AMTC Facility or any other plant or facility) and a restructuring of overhead positions from high-cost to low-cost jurisdictions net of costs for newly hired employees in connection with such restructuring.
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
•Transaction fees – Represents transaction-related legal and consulting fees incurred primarily in connection with (i) the unsuccessful acquisition of a competitor in fiscal year 2019, (ii) the acquisition of Voxtel, Inc. in fiscal year

2020, and (iii) the PSL Divestiture and the transfer of the Sanken products distribution business to PSL in fiscal year 2020.
•Severance – Represents severance costs associated with (i) labor savings initiatives to manage overall compensation expense as a result of the declining sales volume during the applicable period, including a voluntary separation incentive payment plan for employees near retirement and a reduction in force and (ii) the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility announced and initiated in fiscal year 2020.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We calculate EBITDA as net income minus interest income (expense), tax provision, and depreciation and amortization expenses. We calculate Adjusted EBITDA as EBITDA excluding the same items excluded above and also excluding the items below in applicable periods. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total net sales.
•Non-core (gain) loss on sale of equipment – Represents non-core miscellaneous losses and gains on the sale of equipment.
•Miscellaneous legal judgment charge – Represents a one-time charge associated with the final payment of the previously accrued amount payable with respect to a VAT dispute related to the construction of the AMPI Facility.
•Foreign currency translation loss (gain) – Represents losses and gains resulting from the remeasurement and settlement of intercompany debt and operational transactions, as well as transactions with external customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.
•Income in earnings of equity investment – Represents our equity method investment in PSL.
•Inventory cost amortization – Represents intercompany inventory transactions incurred from purchases made from PSL in fiscal year 2020. Such costs are one-time incurred expenses impacting our operating results during fiscal year 2021 following the PSL Divestiture. Such costs are not expected to have a continuing impact on our operating results after our second fiscal quarter of fiscal year 2021.
•Foundry service payment – Represents foundry service payments incurred under our Price Support Agreement with PSL in respect to the guaranteed capacity at PSL to support our production forecast and are one-time costs incurred impacting our operating results during fiscal year 2021 following the PSL Divestiture. Such costs are not expected to have a continuing impact on our operating results after fiscal year 2021.
Non-GAAP Profit before Tax
We calculate non-GAAP Profit before Tax as Profit before Tax excluding the same items excluded above and also excluding the items below in applicable periods.
•Loss on debt extinguishment – Represents one-time costs representing deferred financing costs associated with the $300.0 million of our term loan facility repaid during the nine-month period ended December 25, 2020.
•Interest on repaid portion of term loan facility – Represents interest expense associated with the $300.0 million of our term loan facility repaid during the period.
Non-GAAP Provision for Income Tax
In calculating non-GAAP Provision for Income Tax, we have added-back the following to GAAP Provision for Income Taxes:
•Tax effect of adjustments to GAAP results - Represents the estimated income tax effect of the adjustments to non-GAAP Profit Before Tax described above and elimination of discrete tax adjustments.

	Three-Month Period Ended			Nine-Month Period Ended
	December 25, 2020	September 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
	(Dollars in thousands)
Reconciliation of Gross Profit

GAAP Gross Profit	$74,425	$61,770	$61,525	$191,896	$189,518

PSL and Sanken Distribution Agreement	1,500	2,815	—	7,698	—
Stock-based compensation	4,694	53	47	4,844	137
AMTC Facility consolidation one-time costs	607	408	—	1,559	—
Amortization of acquisition-related intangible assets	273	105	—	378	—
COVID-19 related expenses	65	73	—	138	—
Total	$7,139	$3,454	$47	$14,617	$137

Non-GAAP Gross Profit*	$81,564	$65,224	$61,572	$206,513	$189,655
Non-GAAP Gross Margin*	49.6%	47.7%	38.5%	49.6%	39.9%
*Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $1,198, $2,281, and $— for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $—, $768, and $— for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and (ii) additional AMTC related costs of $6,553 and $— for the nine months ended December 25, 2020 and December 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768 and $— for the nine months ended September 25, 2020 and September 27, 2019, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 25, 2020	September 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
	(Dollars in thousands)
Reconciliation of Operating Expenses

GAAP Operating Expenses	$98,649	$49,368	$50,394	$199,186	$155,595

Research and Development Expenses
GAAP Research and Development Expenses	30,999	25,130	25,485	80,509	77,565
Stock-based compensation	2,984	32	20	3,037	65
AMTC Facility consolidation one-time costs	1	—	—	2	—
COVID-19 related expenses	32	—	—	92	—
Transaction fees	—	—	—	18	—
Non-GAAP Research and Development Expenses	27,982	25,098	25,465	77,360	77,500

Selling, General and Administrative Expenses
GAAP Selling, General and Administrative Expenses	67,650	24,238	24,909	118,677	78,030
Stock-based compensation	38,198	495	236	39,020	849
AMTC Facility consolidation one-time costs	1,620	1,358	—	4,138	—
Amortization of acquisition-related intangible assets	71	9	—	80	—
COVID-19 related expenses	338	398	—	4,676	—
Transaction fees	1,729	1,871	2,335	3,699	3,782
Severance	(181)	—	454	156	3,152
Non-GAAP Selling, General and Administrative Expenses	25,875	20,107	21,884	66,908	70,247

Total Non-GAAP Adjustments	44,792	4,163	3,045	54,918	7,848

Non-GAAP operating expenses *	$53,857	$45,205	$47,349	$144,268	$147,747
*Non-GAAP Operating Expenses do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $19, $380, and $2,939 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and labor savings costs of $109, $—, and $1,072 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and (ii) additional AMTC related costs of $723 and $8,603 for the nine months ended December 25, 2020 and December 27, 2019, respectively, and labor savings costs of $218 and $5,884 for the nine months ended December 25, 2020 and December 27, 2019, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 25, 2020	September 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
	(Dollars in thousands)
Reconciliation of Operating (Loss) Income

GAAP Operating (Loss) Income	$(24,224)	$12,402	$11,131	$(7,290)	$33,923

PSL and Sanken Distribution Agreement	1,500	2,815	—	7,698	—
Stock-based compensation	45,876	580	303	46,901	1,051
AMTC Facility consolidation one-time costs	2,228	1,766	—	5,699	—
Amortization of acquisition-related intangible assets	344	114	—	458	—
COVID-19 related expenses	435	471	—	4,906	—
Transaction fees	1,729	1,871	2,335	3,717	3,782
Severance	(181)	—	454	156	3,152
Total	$51,931	$7,617	$3,092	$69,535	$7,985

Non-GAAP Operating Income*	$27,707	$20,019	$14,223	$62,245	$41,908
Non-GAAP Operating Margin* (% of net sales)	16.8%	14.6%	8.9%	15.0%	8.8%
*Non-GAAP Operating Income and the corresponding calculation of non-GAAP Operating Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $1,217, $2,661, and $2,939 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, labor savings costs of $109, $—, and $1,072 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $—, $768, and $— for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and (ii) additional AMTC related costs of $7,276 and $8,603 for the nine months ended December 25, 2020 and December 27, 2019, respectively, labor savings costs of $218 and $5,884 for the nine months ended December 25, 2020 and December 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768 and $— for the nine months ended December 25, 2020 and December 27, 2019, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 25, 2020	September 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
	(Dollars in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

GAAP Net (Loss) Income	$(5,060)	$9,618	$8,958	$9,412	$23,776

Interest expense (income), net	2,598	(350)	(10)	1,935	60
Income tax (benefit) provision	(30,523)	2,082	1,542	(27,913)	11,710
Depreciation & amortization	12,199	12,487	16,131	36,225	47,608
EBITDA	$(20,786)	$23,837	$26,621	$19,659	$83,154

Non-core (gain) loss on sale of equipment	(7)	331	532	286	1,091
Miscellaneous legal judgement charge	574	—	—	574	—
Loss on debt extinguishment	9,055	—	—	9,055	—
Foreign currency translation loss (gain)	145	1,318	560	1,331	(2,800)
Income in earnings of equity investment	(949)	(246)	—	(1,407)	—
Stock-based compensation	45,876	580	303	46,901	1,051
AMTC Facility consolidation one-time costs	2,228	1,766	—	5,699	—
COVID-19 related expenses	435	471	—	4,906	—
Transaction fees	1,729	1,871	2,335	3,717	3,782
Severance	(181)	—	454	156	3,152
PSL and Sanken Distribution Agreement	1,500	2,815	—	7,698	—
Adjusted EBITDA*	$39,619	$32,743	$30,805	$98,575	$89,430
Adjusted EBITDA Margin*	24.1%	24.0%	19.3%	23.7%	18.8%
*Adjusted EBITDA and the corresponding calculation of Adjusted EBITDA Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $1,217, $2,661, and $2,939 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and labor savings costs of $109, $—, and $1,072 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively and (ii) additional AMTC related costs of $7,276 and $8,603 for the nine months ended December 25, 2020 and December 27, 2019, respectively, and labor savings costs of $218 and $5,884 for the nine months ended December 25, 2020 and December 27, 2019, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 25, 2020	September 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
	(Dollars in thousands)
Reconciliation of (Loss) Profit before Tax

GAAP (Loss) Profit before Tax	$(35,583)	$11,700	$10,500	$(18,501)	$35,486

Non-core (gain) loss on sale of equipment	(7)	331	532	286	1,091
Miscellaneous legal judgment charge	574	—	—	574	—
Loss on debt extinguishment	9,055	—	—	9,055	—
Foreign currency transaction loss (gain)	145	1,318	560	1,331	(2,800)
Income in earnings of equity investment	(949)	(246)	—	(1,407)	—
PSL and Sanken Distribution Agreement	1,500	2,815	—	7,698	—
Stock-based compensation	45,876	580	303	46,901	1,051
Interest on repaid portion of Term Loan Facility	2,163	—	—	2,163	—
AMTC Facility consolidation one-time costs	2,228	1,766	—	5,699	—
Amortization of acquisition-related intangible assets	344	114	—	458	—
COVID-19 related expenses	435	471	—	4,906	—
Transaction fees	1,729	1,871	2,335	3,717	3,782
Severance	(181)	—	454	156	3,152
Total	$62,912	$9,020	$4,184	$81,537	$6,276

Non-GAAP Profit before Tax*	$27,329	$20,720	$14,684	$63,036	$41,762
*Non-GAAP Profit before Tax does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $1,217, $2,661, and $2,939 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, labor savings costs of $109, $—, and $1,072 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $—, $768, and $— for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and (ii) additional AMTC related costs of $7,276 and $8,603 for the nine months ended December 25, 2020 and December 27, 2019, respectively, labor savings costs of $218 and $5,884 for the nine months ended December 25, 2020 and December 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768 and $— for the nine months ended December 25, 2020 and December 27, 2019, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 25, 2020	September 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
	(Dollars in thousands)
Reconciliation of (Benefit) Provision for Income Taxes

GAAP (Benefit) Provision for Income Taxes	$(30,523)	$2,082	$1,542	$(27,913)	$11,710
GAAP effective tax rate	85.8%	17.8%	14.7%	150.9%	33.0%

Tax effect of adjustments to GAAP results	34,872	859	992	37,539	(4,497)

Non-GAAP Provision for Income Taxes *	$4,349	$2,941	$2,534	$9,626	$7,213
Non-GAAP effective tax rate	15.9%	14.2%	17.3%	15.3%	17.3%
*Non-GAAP Provision for Income Taxes does not include tax adjustments for the following components of our net income: additional AMTC related costs, labor savings costs, and out of period adjustment for depreciation expense of GMR assets. The related tax effect of those adjustments to GAAP results were $297, $768 and $898 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and $1,851 and $3,245 for the nine months ended December 25, 2020 and December 27, 2019, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 25, 2020	September 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
	(Dollars in thousands)
Reconciliation of Net (Loss) Income

GAAP Net (Loss) Income	$(5,060)	$9,618	$8,958	$9,412	$23,776

Non-core (gain) loss on sale of equipment	(7)	331	532	286	1,091
Miscellaneous legal judgement charge	574	—	—	574	—
Loss on debt extinguishment	9,055	—	—	9,055	—
Foreign currency transaction loss (gain)	145	1,318	560	1,331	(2,800)
Income in earnings of equity investment	(949)	(246)	—	(1,407)	—
PSL and Sanken Distribution Agreement	1,500	2,815	—	7,698	—
Stock-based compensation	45,876	580	303	46,901	1,051
Interest on repaid portion of Term Loan Facility	2,163	—	—	2,163	—
AMTC Facility consolidation one-time costs	2,228	1,766	—	5,699	—
Amortization of acquisition-related intangible assets	344	114	—	458	—
COVID-19 related expenses	435	471	—	4,906	—
Transaction fees	1,729	1,871	2,335	3,717	3,782
Severance	(181)	—	454	156	3,152
Tax effect of adjustments to GAAP results	(34,872)	(859)	(992)	(37,539)	4,497

Non-GAAP Net Income*	$22,980	$17,779	$12,150	$53,410	$34,549
Basic weighted average common shares	124,363,078	164,431,726	164,431,726	48,121,026	164,431,726
Diluted weighted average common shares	181,916,360	164,431,726	164,431,726	171,638,787	164,431,726
Non-GAAP Basic Earnings per Share	$0.18	$0.11	$0.07	$1.11	$0.21
Non-GAAP Diluted Earnings per Share	$0.13	$0.11	$0.07	$0.31	$0.21
*Non-GAAP Net Income does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $1,217, $2,661, and $2,939 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, labor savings costs of $109, $—, and $1,072 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $—, $768, and $— for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, (ii) additional AMTC related costs of $7,276 and $8,603 for the nine months ended December 25, 2020 and December 27, 2019, respectively, labor savings costs of $218 and $5,884 for the nine months ended December 25, 2020 and December 27, 2019, respectively, and out of period adjustment for depreciation expense of GMR assets of $768 and $— for the nine months ended December 25, 2020 and December 27, 2019, respectively, and (iii) the related tax effect of adjustments to GAAP results $297, $768 and $898 for the three months ended December 25, 2020, September 25, 2020, and December 27, 2019, respectively, and $1,851 and $3,245 for the nine months ended December 25, 2020 and December 27, 2019, respectively.
Liquidity and Capital Resources
As of December 25, 2020, we had $157.7 million of cash and cash equivalents and $289.4 million of working capital compared to $214.5 million of cash and cash equivalents and $298.1 million of working capital as of March 27, 2020. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. In March 2020, we borrowed an aggregate of $43.0 million under our revolving credit facilities (including $10.0 million that was borrowed by PSL under its revolving credit facility (the “PSL Revolver”)), representing substantially all of our available capacity, in order to increase our cash position and help maintain financial flexibility in light of the continued uncertainty surrounding the COVID-19 pandemic. Of this $43.0 million, the $10.0 million of debt borrowed under the PSL Revolver is the obligation of PSL and was no longer included on our consolidated balance sheet as of December 25, 2020. In addition, the proceeds from such borrowings were retained by PSL and are no longer available for use by us following the consummation of the PSL Divestiture.
On September 30, 2020, we entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility. On September 30, 2020, we also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility. In connection with entering into the revolving credit facility, we used cash on hand to repay all amounts outstanding under the AML Revolver in the amount of $25.0 million with Mizuho Bank, Ltd. and AML’s $8.0 million line of credit agreement with the Bank of Mitsubishi UFJ, and terminated all commitments thereunder. On November 25, 2020, we repaid $300.0 million of the outstanding $325.0 million Term Loan Facility using proceeds from our recently completed IPO.
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
Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the nine-month periods ended December 25, 2020 and December 27, 2019:

	Nine-Month Period Ended
	December 25, 2020	December 27, 2019
	(dollars in thousands)
Net cash provided by operating activities	$63,534	$48,770
Net cash used in investing activities	(50,401)	(31,061)
Net cash (used in) provided by financing activities	(72,186)	30,000
Effect of exchange rate changes on cash and cash equivalents	3,350	(6,452)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(55,703)	$41,257
Operating Activities
Net cash provided by operating activities was $63.5 million in the nine-month period ended December 25, 2020, resulting primarily from our net income of $9.4 million and noncash charges of $79.0 million, partially offset by a net increase in operating assets and decrease in operating liabilities of $24.9 million. Net changes in operating assets and liabilities consisted of a $29.7 million increase in prepaid expenses, a $6.0 million increase in trade accounts receivable, net and a $1.2 million decrease in accrued expenses and other current and long-term liabilities, partially offset by a $8.3 million decrease in net amounts due from related parties, a $2.4 million increase in trade accounts payable, a $1.1 million decrease in inventories and a $0.1 million decrease in accounts receivable – other. The increase in prepaid expenses and other assets, excluding the impact of the noncash removal of PSL-related assets of $5.2 million and the acquisition of Voxtel, included an $18.7 million increase in prepaid taxes, a $3.6 million increase in VAT receivables, a $3.5 million increase in prepaid insurance and a $2.8 million increase in amortizable patent costs. Changes related to trade accounts receivable, net, accounts receivable – other, and due from/to related parties were primarily due to variations in the timing of such payments in the ordinary course of business. The decrease in accrued expenses and other current and long-term liabilities is the result of a $14.9 million increase in balances from March 27, 2020, adjusted for $26.5 million of noncash increases related to the Voxtel acquisition primarily for deferred and contingent consideration, offset by the $7.6 million impact of the noncash removal of PSL and Sanken distribution related assets. Trade accounts payable were impacted by the noncash removal of PSL-related liabilities of $4.2 million, with the difference due to timing of such payments in the ordinary course of business. The $1.1 million inventory increase is the result of a $33.2 million reduction in balances from March 27, 2020, offset by a $32.3 million impact of the noncash removal of PSL and Sanken distribution business related assets and $3.0 million of noncash inventory provisions, reduced by $3.1 million of inventory added in the acquisition of Voxtel.
Net cash provided by operating activities was $48.8 million in the nine-month period ended December 27, 2019, resulting primarily from our net income of $23.8 million and noncash charges of $52.4 million, partially offset by a net increase in operating assets and decrease in liabilities of $27.4 million. The net changes in operating assets and liabilities consisted of a $21.0 million increase in net amounts due from related parties, a $17.3 million decrease in accrued expenses and other current and long-term liabilities, a $6.2 million increase in prepaid expenses and other assets and a $0.3 million increase in inventories. These decreases to cash were partially offset by a $15.5 million decrease in trade accounts receivable, a $1.1 million increase in trade accounts payable and a $0.7 million decrease in accounts receivable – other. The increase in net amounts due from related parties, trade accounts payable, and the decrease in accounts receivable-other was primarily due to variations in the timing of such payments in the ordinary course of business. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of the payment of $14.5 million in incentive plans and an aggregate net decrease to accrued and other liabilities of $2.8 million, which includes a partial offset of a net increase in certain accrued tax accounts in the amount of $3.7 million primarily related to a fiscal year 2020 IRS settlement for a transfer pricing agreement with PSL. The increase in inventories was a result of reduced sales and was partially offset by a noncash impact of $2.5 million of inventory provisions during the period. The decrease in trade accounts receivable, net was primarily a result of decreased sales year-over-year during the comparable periods and includes $0.8 million of noncash bad debt provisions.
Investing Activities
Net cash used in investing activities primarily consists of purchases and sales of property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment. We expect our multi-year transition from an integrated device manufacturer to our current fabless, asset-lite manufacturing model, including the completion of the PSL Divestiture following the end of fiscal year 2020, will result in a decrease in capital expenditures in the future.
Net cash used in investing activities was $50.4 million in the nine-month period ended December 25, 2020, consisting of $25.9 million of purchases of property, plant and equipment, $8.5 million of cash expended for the acquisition of Voxtel and $16.3 million of cash removed as a result of the PSL Divestiture, partially offset by $0.3 million of proceeds from sales of property, plant and equipment.
Net cash used in investing activities was $31.1 million in the nine-month period ended December 27, 2019, consisting of $35.0 million of purchases of property, plant and equipment, partially offset by $3.9 million of proceeds obtained from the sale of property, plant and equipment. The $3.9 million of proceeds from sales of property, plant and equipment were primarily attributable to the sale of our Worcester, Massachusetts facility (the “Worcester Facility”) in the first quarter of fiscal 2020.
Financing Activities
Net cash used in financing activities was $72.2 million in the nine-month period ended December 25, 2020, consisting of $400.0 million of dividends paid prior to our IPO, $300.0 million for repayment of senior secured debt, $27.7 million of payments for taxes related to net share settlement of equity awards, and $33.0 million for repayment of unsecured credit facilities, partially offset by $315.7 million of borrowing of senior secured debt, net of deferred financing costs, $321.4 million of proceeds from initial public offering, net of underwriting discounts and other offering costs, and a $51.4 million related party note receivable.
Net cash provided by financing activities was $30.0 million in the nine-month period ended December 27, 2019, consisting of a repayment of the $30.0 million short-term loan issued to Sanken in the fourth quarter of fiscal year 2019.

Debt Obligations
As of December 25, 2020, we had $25.0 million in aggregate principal amount of debt outstanding under our Senior Secured Credit Facilities. We entered into the Senior Secured Credit Facilities on September 30, 2020 consisting of a $325.0 million Term Loan Facility due in 2027 and a revolving facility credit agreement providing for a $50.0 million Revolving Credit Facility expiring in 2023. On November 25, 2020 we repaid $300.0 million of the outstanding Term Loan Facility principal balance.
Description of Credit Facilities
Term Loan Facility
The Term Loan Facility bears interest at a rate per year of, at our option, either (i) the Base Rate plus an applicable margin from 2.75% to 3.00% depending on our net leverage ratio, or (ii) the Eurodollar Rate plus an applicable margin from 3.75% to 4.00% depending on our net leverage ratio. The Eurodollar Rate is subject to a floor of 0.50%. At December 25, 2020 all term loan borrowings were designated as Eurodollar loans and bore interest of 4.50%.
We incurred deferred financing costs of $9.4 million in connection with the Term Loan Facility, the total of which was amortized into interest expense or recognized as loss on debt extinguishment as of December 25, 2020.
The Term Loan Facility contains certain covenants that may, among other things and subject to certain exceptions, restrict the ability of us to:
•create, incur, assume or suffer to exist any Lien upon any of its property, assets, or revenue;
•create, incur, or assume indebtedness;
•merge, consolidate or amalgamate with or into any other entity;
•purchase or otherwise acquire all or substantially all of the assets, liabilities or properties of any other entity;
•sell, lease, transfer or otherwise dispose of all or substantially all of its assets or properties;
•enter into transactions with affiliates;
•Pay dividends or make other distributions;
•change the nature of its business activities, its fiscal year, or its governing documents.
Borrowings under the Term Loan Facility are secured by 100% of the stock of our domestic subsidiaries, portions of the stock of certain of our foreign subsidiaries, and substantially all of our and our subsidiaries’ other property and assets, in each case subject to various exceptions.
We may be required to make mandatory prepayments of the Term Loan Facility if we have Excess Cash Flow, as defined in the credit agreement, if we make certain sales of assets outside the ordinary course of business, or if we suffer certain property loss events. We may make optional prepayments from time to time without premium or penalty.
Revolving Credit Facility
The Revolving Credit Facility bears interest at a rate per year of, at our option, the Base Rate plus 1.5%, the Cost of Funds Rate plus 2.5%, or the Eurodollar Rate plus 2.5%. In addition, commencing on the last business day of December 2020, we are required to pay, on a quarterly basis, a non-refundable commitment fee of 0.50% per year on the average daily unused commitments under the Revolving Credit Facility.
We incurred financing costs of $0.3 million in connection with the Revolving Credit Facility, which we classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on our unaudited consolidated balance sheet, and are amortizing these costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $0.3 million at December 25, 2020.
The Revolving Credit Facility contains certain financial and non-financial covenants, including a maximum net leverage ratio applicable to the Revolving Credit Facility in the event that utilization exceeds 35% of the revolving loan commitment.

Borrowings under the Revolving Credit Facility are secured by 100% of the stock of our domestic subsidiaries, portions of the stock of certain of our foreign subsidiaries, and substantially all of our subsidiaries’ other property and assets, in each case subject to various exceptions.
AML Revolver
On January 22, 2019, AML entered into a revolving credit agreement with Mizuho Bank, Ltd., as lender, that provided for a revolving credit facility with a maximum borrowing capacity of $25.0 million (the “AML Revolver”). On January 22, 2020, AML and the lender amended the AML Revolver to extend the termination date for commitments thereunder from January 22, 2020 to January 22, 2021 (the “Commitment Termination Date”). On September 30, 2020, we repaid the AML Revolver in full and in conjunction, terminated it.
Borrowings under the AML Revolver bore interest at a rate per year equal to, at AML’s option, either (i) LIBOR (defined, with respect to the applicable interest period, as the rate per year determined by the lender for making or maintaining such loan at approximately 11:00 a.m. London time on the day that was two London business days prior to the commencement of the applicable interest period), or (ii) the Cost of Funds Rate (defined, with respect to the applicable interest period, as the rate per year determined by the lender to be its effective cost of funding such loan in dollars during such interest period), plus, in each case, a spread of 0.4%. In addition, AML was required to pay, on a quarterly basis in arrears, a non-refundable commitment fee of 0.2% per year on the average daily unused commitments under the AML Revolver during such quarterly period. AML was also required to pay, on the closing date of the AML Revolver, a non-refundable up-front fee of $25 thousand.
The outstanding principal amount of borrowings under the AML Revolver, together with all accrued and unpaid interest thereon, was due and payable on the first to occur of (i) the last day of the applicable interest period, or (ii) the Commitment Termination Date (or, in each case, such earlier date as such borrowings are accelerated or commitments under the AML Revolver are otherwise terminated in accordance with the terms thereof).
AML was permitted to prepay all or any portion of the borrowings outstanding under the AML Revolver from time to time without premium or penalty, provided that any partial prepayment must have been in an aggregate amount not less than $100,000 or an integral multiple thereof, and all prepayments must have been accompanied by accrued and unpaid interest on the amount being prepaid to the date of such prepayment. Amounts prepaid under the AML Revolver may have been subsequently re-borrowed, provided that such prepayment was not accompanied by a termination of the underlying commitment.
Obligations under the AML Revolver were not secured by collateral. The credit agreement governing the AML Revolver contains certain covenants that, among other things and subject to certain exceptions, restricted the ability of AML to:
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
The credit agreement also contained a financial covenant that required AML to maintain positive consolidated income before income taxes and consolidated net income for each of its fiscal years.
The credit agreement governing the AML Revolver contained certain customary representations and warranties and affirmative covenants. In addition, the lender would have been permitted to accelerate all outstanding borrowings and other obligations, terminate outstanding commitments and exercise other specified remedies upon the occurrence of certain events of default (subject to certain grace periods and exceptions), which included, among other things, payment defaults, breaches of representations and warranties, covenant defaults, cross-accelerations to material debt, certain events of bankruptcy and insolvency, and certain judgments, changes in control and material adverse effects.
AML Line of Credit

AML had a line of credit with the Bank of Mitsubishi UFJ that provided for a maximum borrowing capacity of $8.0 million at an interest rate of 1.9%. On October 1, 2020, we repaid this line of credit in full and in conjunction, terminated it.
AMPI Credit Facilities
On November 26, 2019, AMPI entered into a line of credit agreement with Union Bank of the Philippines, Inc. that provides for a maximum borrowing capacity of 60.0 million Philippine pesos (approximately $1.2 million) at the bank’s prevailing interest rate. The line of credit expires on August 31, 2021.
On November 20, 2019, AMPI entered into a line of credit agreement with BDO Unibank that provides for a maximum borrowing capacity of 75.0 million Philippine pesos (approximately $1.6 million) at the bank’s prevailing interest rate. The line of credit expires on June 30, 2021.
Off-Balance Sheet Arrangements
As of December 25, 2020, we did not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
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
Interest Rate Risk
Our investments have limited exposure to market risk. At December 25, 2020, we maintained a portfolio of cash and cash equivalents, consisting primarily of money market funds. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our Term Loan Facility and borrowings on our bank credit facilities. Although our Term Loan Facility and credit facilities have variable rates, as of December 25, 2020, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Foreign Currency Risk
Due to our international operations, a significant portion of our cost of sales and operating expenses is denominated in currencies other than the U.S. Dollar, principally the Euro, the Philippine Peso and the Thai Baht. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Philippine Peso and the Thai Baht. Losses on foreign exchange transactions totaled $0.1 million and $1.3 million for the three- and nine-month periods ended December 25, 2020, respectively. Losses on foreign exchange transactions amounted to $0.6 million for the three-month period ended December 27, 2019, and gains on foreign exchange transactions amounted to $2.8 million for the nine-month period ended December 27, 2019. Management does not attempt to minimize these exposures.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. Dollar as changes in the value of their functional currency relative to the U.S. Dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. Dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of December 25, 2020. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 25, 2020. Based on the evaluation of our disclosure controls and procedures as of December 25, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the section titled “Risk Factors” of the Registration Statement and described elsewhere in this Quarterly Report, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price. For a discussion of our potential risks and uncertainties, see the risk factors previously disclosed in the section titled “Risk Factors” of our Registration Statement, which risk factor section is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On October 28, 2020, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-249348), as amended, filed in connection with our IPO (the “IPO Registration Statement”). Pursuant to the IPO Registration Statement, we registered the offer and sale of 25,000,000 shares of our common stock with an aggregate offering price of $350.0 million. Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Jefferies LLC, Mizuho Securities USA LLC, Needham & Company, LLC and SMBC Nikko Securities America, Inc. served as underwriters for the offering. On November 2, 2020, we issued and sold 25,000,000 shares of our common stock, at a price to the public of $14.00 per share. Upon completion of the IPO on November 2, 2020, we received net proceeds of approximately $321.4 million, after deducting the underwriting discount of $20.1 million and offering expenses of $8.4 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The offering terminated after the sale of all securities registered pursuant to the IPO Registration Statement. $300.0 million of the net proceeds of approximately $321.4 million from our IPO was used to repay borrowings under our term loan credit facility, and the remainder of the net proceeds were invested in short-term, investment-grade instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus relating to our IPO Registration Statement, filed with the SEC on October 30, 2020 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
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

ALLEGRO MICROSYSTEMS, INC.

Date: February 2, 2021	By:	/s/ Ravi Vig
Ravi Vig
President and Chief Executive Officer (principal executive officer)

Date: February 2, 2021	By:	/s/ Paul V. Walsh, Jr.
Paul V. Walsh, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)