Form 10-K
period 2021-03-26
ALLEGRO MICROSYSTEMS, INC.
filed 2021-05-19
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 26, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter, and therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date. As of May 10, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1.3 billion based upon the closing sale price of the common stock on that date on the Nasdaq Global Select Market.
As of May 10, 2021, the registrant had 189,593,243 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2021 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended March 26, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing and global COVID-19 pandemic on our business, prospective products and the plans and objectives of management for future operations, may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” in this Annual Report. These risks and uncertainties include, but are not limited to:
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
You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events or otherwise.
Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Allegro” refer to the operations of Allegro MicroSystems, Inc. and its consolidated subsidiaries.

PART I
Item 1. Business.
Our Mission
Our mission is to be a global leader in semiconductor sensing and power solutions for motion control and energy-efficient systems in automotive and industrial applications, moving the world to a safer and more sustainable future.
Company Overview
The Company is a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling critical technologies in the automotive and industrial markets. We are a leading supplier of power ICs and a market share leader in magnetic sensor ICs driven by our market leadership in the automotive market. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor driver, power management and light emitting diode (“LED”) driver ICs. Our recently acquired photonics portfolio provides eye-safe distance measurement and 3D imaging solutions. We believe that our technology expertise combined with our deep applications knowledge and strong customer relationships enable us to develop solutions that provide more value to customers than typical ICs. Our solutions are more highly integrated, more intelligent and sophisticated for complex applications are easier for customers to use.
Growth in the global semiconductor industry has traditionally been driven by the consumer market. Looking ahead, industry growth is expected to be driven by technology mega trends in the automotive and industrial markets. These mega trends have created requirements for new technologies in vehicles, both under the hood and in the cabin, to support vehicle electrification and advanced driver assistance systems (“ADAS”). These shifts also require technology to enable intelligence and automation in factories and to enable energy efficiency in data centers and green energy applications. According to industry experts, these mega trends are expected to dramatically increase the demand for sensing and power solutions like the ones we develop. We believe our patented portfolio of sensor and power ICs and photonics components provide the underlying technology required to establish an early lead in the market and win in the presence of larger competitors.
Our longstanding history of innovation over multiple economic and technology cycles in the semiconductor industry is built on our market leading magnetic sensor IC technology. Our “first of its kind” approach took the complexity of magnetic systems design and embedded it within our solutions, dramatically simplifying the customers’ design effort while increasing system reliability. This is a pattern we have repeated over consecutive generations of products, enabling us to establish a strong presence in the most rigorous and demanding automotive markets. Our portfolio now includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. By developing sophisticated, analog mixed-signal IC solutions that incorporate our patented intellectual property, proprietary and robust process technologies and our unique packaging know-how, we believe we are well-positioned to compete across all of our target markets. Our established position as an incumbent supplier for the automotive market and our long product life cycles attest to the strength of this competitive advantage.
Our value proposition is based on providing complete IC solutions that sense, regulate and drive a variety of mechanical systems. This includes sensing angular or linear position, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently. These capabilities are based on fundamental technical advances we have made in the field of Hall-effect and xMR magnetic sensors and BCD power ICs. We continue to be instrumental in developing Hall-effect and magnetoresistive transducers (“xMR”) and power DMOS devices on silicon, application-optimized packaging, high-temperature operation, high-speed precision signal paths for signal processing, and 100-volt (“100V”) capable Bipolar-CMOS-DMOS (“BCD”) wafer technology. Our photonics portfolio of ultra-miniature lasers and highly sensitive photodetectors relies on proprietary wafer and packaging technologies. In Hybrid Electric Vehicles (“HEV”), Electric Vehicles (“EV”) and ADAS applications, these innovations translate to increased driving range for an electric vehicle, smaller and more reliable power conversion systems, improved safety and efficiency of motor and power management systems and safer and more reliable autonomous driving through long-range object detection. In the industrial market, these technologies enable the automation at the heart of the industrial transformation commonly referred to as “Industry 4.0.” These innovations also improve reliability to avoid factory downtime, accurately measure current to support increased energy efficiency for high-density data centers and green energy applications and reduce the solution footprint to lower total system cost.
We have maintained our sensor IC leadership and built our emerging power IC business through successfully developing deep customer relationships over time. We commonly collaborate with customers early on over a multi-year period in order to design products capable of meeting demanding performance and quality requirements. Through this customer collaboration in product design, we believe we have unique insight into market trends and customer requirements for new, improved and innovative products. We believe that these insights enable us to develop differentiated solutions, often in advance of our competitors.
Our customer list includes virtually all of the world’s top automotive and industrial companies. We are a preferred vendor to tier-one suppliers in the automotive industry that supply parts or systems directly to original equipment manufacturers (“OEMs”). Our products can be found in vehicles built by nearly every automotive OEM worldwide and in many common industrial systems. We support customers through design and application centers located in North America, South America, Asia and Europe. Our local teams in these centers work closely with our customers on their unique design requirements, often acting as an extension of a customer’s development team.
Beginning in 2016, we began a multi-year strategic transition to extend our market leadership in high-growth markets, improve our operating model through a fabless and asset-lite manufacturing strategy, increase our IC design footprint and capacity, and accelerate growth through enhanced sales operations. To date, we believe we have begun to successfully realize many of the key objectives of this transition, and we expect to continue to benefit from measures put in place to further enhance our competitiveness, growth and profitability. As part of our strategic transformation, we began to streamline manufacturing to reduce fixed costs. This resulted in the recent divestiture of our wafer manufacturing facility, Polar Semiconductor, LLC (“PSL”) (see “The PSL Divestiture” below), and the closure of our manufacturing facility in Thailand (the “AMTC Facility”) as of March 2021. In our current fabless, asset-lite manufacturing model, we use external wafer manufacturing consisting of both standard and proprietary processes, along with internal and external assembly and test capabilities to provide both flexibility and scale. Through our subcontractor manufacturers, we are able to employ our proprietary wafer fabrication processes while leveraging our subcontractors’ manufacturing technologies and high-volume capacity. Our use of both internal and external assembly and test capabilities is designed to balance the protection of our proprietary technology and processes while achieving automotive quality manufacturing at scale.
Our Market
Within the global semiconductor industry, we focus on the magnetic sensor, power management IC and photonic Light Detection and Ranging (“LiDAR”) markets.
Powertrain Markets
We are a leading provider of sensing and power solutions for vehicle electrification, building on our decades of experience in powertrain efficiency and performance leadership in technologies that reduce emissions. The ability to improve efficiency is critical as OEMs strive to comply with increasingly stringent regulations and heightened customer awareness of the environmental impact of high emissions.
As xEVs become a meaningful share of the automotive market, OEMs face challenges and opportunities to change system architectures in order to reduce complexities while achieving optimal system efficiency and vehicle range. This presents a number of new socket opportunities for semiconductors, and we expect our content per vehicle will continue to increase, driven by research and development innovation to serve this high-growth market. For example, we estimate that magnetic sensor IC content alone increases by more than 45% from an internal combustion engine (“ICE”) vehicle to an xEV.
Because the combination of an internal combustion engine and an electric powertrain balances efficiency and cost, production of vehicles that have both ICE and an electric powertrain are expected to represent the majority of xEV shipments through 2030. As a proven and experienced supplier of ICE powertrain ICs that support engine efficiency, and as an expert in delivering ICs supporting power efficiency in HEV and electric vehicles, we believe we are uniquely positioned to support the intersection of ICE and electric powertrains, providing the critical automotive-grade components required to enable energy efficient and cost-effective hybrid vehicles. We believe this allows us to take advantage of the significant semiconductor content increases expected to result from the xEV migration.
ADAS and Autonomous Vehicles
Advanced Driver Assistance Systems (“ADAS”) capabilities are considered some of the most desirable features in modern vehicles and are already being adopted in vehicles worldwide. Industry experts expect ADAS feature adoption will continue to increase over time. ADAS is a precursor to fully autonomous vehicles, and as ADAS features become more sophisticated, and adoption increases, demand for our sensor and power ICs is expected to expand from steering into additional braking and new radar and LiDAR applications. Based on industry forecasts, we believe the transition to vehicles that incorporate ADAS level 2 through 5 technologies and strong adoption of sensors and power management products to support these vehicles will enable us to increase our total available market related to ADAS and related Safety & Chassis technologies.
Our devices play a key role in advanced driver assistance systems, which have three main functions: sense, think and act. Our solutions today address the critical “act” function, for example, reacting to system inputs to enable collision avoidance, lane keeping, or self-park features through automatic steering and braking. A steering system equipped with even a modest degree of automation utilizes products across our entire portfolio, including sensors, power management ICs and motor driver ICs, which we believe is indicative of the size of our potential market opportunity as ADAS applications become increasingly more sophisticated.
Our new portfolio of photonic and 3D sensing devices, through our recent acquisition of Voxtel, Inc. (“Voxtel”), addresses the “sense” opportunity in ADAS systems. Our newly acquired LiDAR components, which include ultra-miniature lasers, photodetectors and custom integrated circuits, focus on eye-safe technology that provides high-accuracy distance measurements used to generate 3D LiDAR images required for object detection and avoidance when driving at highway speeds.
While the market is still in the early stages of adopting new ADAS technologies, we already ship more than 100 million devices every year that enable fundamental safety and drive features in ADAS applications. We believe our track record of supplying devices for safety applications and experience reliably supporting ADAS features in high-end vehicles, combined with increased penetration of ADAS as it scales from luxury vehicles to mainstream and economy vehicles, positions us to expand our early lead in this rapidly growing opportunity.
Data Center and Communications Infrastructure
Exponential growth of internet traffic, proliferation of connected devices and global demand for cloud computing services have been driving rapid growth in data center and communications infrastructure spending. A key challenge faced by data center operators is power management. Continued growth of data center buildouts requires advanced cooling and efficient power delivery technologies. This has led to increased demand for energy management technologies that reduce cooling costs and improve operational efficiency.
Our single chip, small form factor motor driver ICs reduce the size and increase the efficiency of 3-phase fans used to cool the latest generation of servers. Our “lossless” current sensor ICs are used to improve the efficiency of server power supplies. Our 100V BCD wafer process technology and galvanically isolated current sensors are uniquely suited for higher voltage operation and therefore, we believe our motor driver and current sensor ICs will gain market share as data centers convert to 48-volt operating voltages.
Smart Factories and Energy Efficiency
The advent of Industry 4.0, increasing demand for renewable energy and the adoption of green technologies represent additional meaningful growth opportunities for us. We believe we can leverage our technology leadership in solutions optimized for high-temperature, high-voltage, high-reliability conditions to expand our presence in these markets. In particular, we believe we have the potential to leverage the synergy between our power and sensor solutions, including motor drivers, voltage regulators, display drivers, and current, position and speed sensors, into under-penetrated opportunities within industrial automation, and personal mobility, as well as green energy opportunities including renewable energy applications, like solar.
Market Share Expansion
Within our target markets, a key element of our growth strategy is to increase share through portfolio and customer expansion. We are a market share leader in the magnetic sensor IC market and believe there is still considerable runway to expand our share and continue to grow this foundational business. For example, over the last five years we introduced new position sensor ICs and quickly ramped revenue in motor control applications, particularly in the ADAS market. We believe similar share growth opportunities exist in other adjacent areas of the magnetic sensor IC market.
We are also just beginning to leverage our power IC products to increase our total content within automotive and industrial applications. For example, over the last five years we introduced new power devices, including motor driver ICs, and ramped revenue in the automotive ADAS and data center markets. Our revenue in these new areas has grown approximately 50% faster than the overall growth of the brushless direct current (“BLDC”) motor market during the same period. We believe this is indicative of the early success of our footprint expansion strategy and the potential for significant share gains with continued execution on that strategy.

Increasing our Served Available Market
Another focus of our growth strategy is to significantly expand our served available market by using our established position in high-value automotive and industrial applications to increase our content per system. We believe the automotive market is very attractive given the rigorous quality and safety requirements that create meaningful challenges for new competitors and the significant technology shifts currently underway that are expected to significantly increase semiconductor content per vehicle.
With the growth of semiconductor content opportunities related to xEV and ADAS penetration already accelerating, we have seen significant increases in our electronic system content per vehicle. For example:
•We average nine devices per vehicle, with as many as 80 devices in a high-end, luxury vehicle adopting early ADAS features. We believe the rapid increase in adoption of ADAS features will result in a similar increase in our average number of devices per vehicle as those features move into mid and lower-range vehicles.
•In addition, in a popular mid-sized 2020 model sport utility vehicle shipped worldwide, our content per vehicle increased by over 40% as the vehicle model transitioned from ICE to a battery EV. According to our internal estimates and third-party sources, in a standard ICE model we believe we have a total opportunity of $37 increasing up to $59 of potential content in xEV vehicles.
•Furthermore, in a mainstream North American pickup truck platform, our content per vehicle nearly tripled from 2017 to 2020 as a result of design wins for our solutions that enable smarter systems for self-park, lane assist and other related ADAS features.
There is a similar dynamic in the industrial market, where Industry 4.0, the equivalent of the Internet of Things for the factory, is revolutionizing how factories and factory equipment are designed and deployed, and the need for motor and motion control technology that is reliable and energy efficient has dramatically increased. We believe new content opportunities exist in the markets for BLDC motors and motion sensors, where we believe our technology and performance reliability make us uniquely capable of delivering on customer expectations. In addition, as edge devices become more intelligent, they require additional sensing, motor control and power regulation.
Competitive Strengths
The semiconductor market is highly competitive. As a leader in sensor and power ICs, we have a strong track record of winning against both established competitors and new entrants. We believe that by effectively navigating technology transitions, maintaining close customer relationships and anticipating market trends, we have established a leadership position in the automotive market and are rapidly gaining share in our targeted industrial markets, including factory automation, data center and green energy. Our research and development investment strategy prioritizes directing our internal investment resources toward high-value, high-growth opportunities where we believe we can apply our competitive strengths to establish a leading position and defend that position over successive product generations. Our competitive strengths include the following:
Leading market positions
We are a market share leader in magnetic sensor ICs. We believe that we can continue to increase our share and that our strong market presence and continued innovation in proprietary sensor and power IC technologies will enable us to establish leadership positions for new products in existing and emerging applications. For example, as a result of our sensor IC leadership in ICE, we have been able to establish an early footprint in the emerging HEV and EV market and in advanced driver assistance systems. Growth in electronics in these applications is outpacing total vehicle growth and contributing significantly to the increasing semiconductor content per vehicle. As a proven automotive supplier, with high application content per vehicle in internal combustion and comfort systems, we have established an early position in these high-growth ADAS and xEV applications that we believe will result in a substantial increase in our content per vehicle progressively over the next decade. Our average product life cycle is ten years or more and we believe that product longevity and our ability to compete in our target markets will enable sustained market share gains over a long period.
Established technology leadership, strong intellectual property and system-level expertise
We believe our technology leadership is based on our strong intellectual property portfolio in analog mixed-signal circuit design, our sensor and power IC process technology innovations, and our intelligent packaging expertise. Additionally, we believe our system-level knowledge resulting from close customer collaboration enables us to understand our customers’ specific system requirements and more quickly and effectively develop advanced solutions to meet their needs. For example, our innovations in Hall-effect and xMR sensor ICs include assemblies with integrated magnets and optimized silicon design to enable precise robust performance in high-temperature and high-voltage environments. To date, we believe that our competitors have not been able to duplicate the resulting performance advantage. We have expanded innovations in the field of magnetic sensor ICs to the power IC market, where our solutions are developed using our proprietary 100V-capable wafer technology, which enables the efficient integration of various power circuits and proprietary motor control algorithms into one small form factor device. This reduces the solution footprint, increases system efficiency and simplifies our customer’s motor design process, all of which represent key customer requirements. In our newly acquired photonics portfolio our ultra-miniature lasers provide an eye-safe, long-range light source that can be detected by our proprietary Indium Gallium Arsenide (“InGaAs”) photodiodes that are tightly coupled to our high accuracy, high speed, silicon read out integrated circuits (“ROICs”). We believe these innovations have created tangible performance benefits in a variety of customer end products across a broad range of applications, from traditional 12-volt internal combustion engines to 48-volt mild hybrid vehicles, autonomous vehicles, and from industrial robotics to server and data center hardware.
Broadly diversified business focused on high value customers and end markets
Given the breadth of our customer relationships worldwide, our net sales are diversified across automotive and industrial customers, sales channels and geographies. We believe this diversity contributes to our growth opportunity by providing us early access to emerging customer applications and helping us to maintain relative stability in net sales across the business cycles common to the semiconductor industry. During the most recent global recession in 2008, and now during the current COVID-19 pandemic, our regional and target market diversification enabled us to partially offset regional or customer demand weakness. For example, recently, our presence in growing, high content electric vehicle systems has helped offset reductions in automotive production generally, and we have been able to capitalize on “work-from-home” related demand for data center infrastructure and printers despite underlying general market weakness due to the impact of the COVID-19 pandemic. Diversification, particularly geographically and within the automotive industry, has enabled us to continue to invest across business cycles, pursue multiple growth opportunities and employ our research and development efforts and technology expertise across multiple products and end markets. Additionally, we believe no end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal years 2021 and 2020.
Unlike the consumer market, automotive and industrial markets are characterized by long design cycles and rigorous quality, reliability and safety testing. These end markets often support higher relative average sales prices (“ASPs”) for similar technologies and longer product lifecycles. In addition, for many of our customers, we are among a limited number of suppliers qualified to compete for next generation product designs, and in many of our design wins, we are the sole supplier to the customer. This strong competitive position allows us to gain insight into the specifications for our customers’ evolving products and enables us to develop innovative solutions to meet their needs, providing us with multiple opportunities to secure continued business. In addition, our customer diversity and longstanding track record with key customers, particularly in the automotive market, provides us with a deep channel into which we can introduce new products. As a result, based on our internal metrics, we believe we have sharp visibility into, and understanding of, long-term revenue trends.
Fabless, asset-lite, scalable operations with flexible, advanced manufacturing infrastructure
Over the course of our multi-year strategic transformation, including our completion of the PSL Divestiture in March 2020, we became a fabless semiconductor company, while retaining certain ownership rights in and a strategic customer relationship with PSL to enhance our security of supply. This has contributed to improving our historical gross margins over the last four years from the 40% range to the 50% range today. Becoming a fabless semiconductor company will also enable us to access the technology base available through partnerships with strategic contract semiconductor wafer fabrication plants (“fabs”) to which we bring our advanced proprietary processes. Wafers using our proprietary fabrication processes are very often manufactured at multiple wafer foundries, sometimes on dedicated customized tools. We believe this strategy will provide us with enhanced security of supply. Our major fab partners currently include PSL, United Microelectronics Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Company (“TSMC”). We believe that we have developed a flexible and efficient manufacturing model that will continue to reduce our capital requirements, lower our operating costs, enhance reliability of supply and support our continued growth in future periods.
We have successfully reduced our manufacturing footprint by approximately half over the last three years as we optimized our manufacturing capabilities in packaging through a mix of internal and external capacity. In addition, the closure of the AMTC Facility as of March 2021 reduced our remaining manufacturing square footage by approximately an additional 45%. In addition to the implementation of our fabless, asset-light scalable manufacturing strategy, we believe the AMTC Facility closure as part of our manufacturing footprint optimization strategy will further enhance our gross margins in both the near term and in future periods. Our primary internal assembly and test facility based in Manila, Philippines (the

“AMPI Facility”) provides high-volume production capacity while facilitating the protection of our proprietary process technology, particularly for the assembly and testing of our magnetic sensor products. Additionally, we make use of other third-party assembly and second-source manufacturers for industry standard packaging. We are certified under IATF 16949:2016, the automotive sector-specific quality management system standard, and are a major supplier to Japanese automotive manufacturers, who are recognized industry-wide as having very stringent quality standards with respect to safety and reliability. We also have qualified and use external assembly and test facilities to enable flexible capacity utilization and technology access.
Well-positioned to access the Japan markets
Japan remains a very important geographic market for automotive and industrial suppliers and has historically been difficult to penetrate for companies headquartered outside of Japan. We have developed direct end customer relationships with market leading tier-one suppliers and now have an extensive sales, distribution, technical and quality support network in Japan. Through our Japan business development and technical center, we are well-positioned to directly market to and support Japanese manufacturers’ key development projects. We believe we are well-positioned to expand our business in Japan, particularly in the automotive and industrial automation markets. Relationships with leading Japanese customers are particularly valuable since the solutions created for these customers are often quickly adopted by other manufacturers outside of Japan.
Experienced and established management team
Our executive management team averages over 20 years of semiconductor industry experience. We believe our team has a proven track record of operating in fast-paced, innovation-driven and values-based cultures. Our management team is committed to innovating with purpose, supporting sustainability and managing with transparency.
After over 30 years with Allegro, Ravi Vig became our President and Chief Executive Officer in 2016. During his career with us, Mr. Vig has spearheaded significant advanced technology projects, moving up through the engineering ranks to ultimately lead our magnetic sensor business where we now hold the leading market position. Under Mr. Vig’s leadership, we have undertaken a strategic transformation that includes initiatives to streamline operations, improve sales effectiveness and focus our research and development efforts with the ultimate goal of profitably accelerating growth.
We believe that our executive management team’s ability to successfully execute on our recent strategic transformation demonstrates their strong capabilities. Additionally, their experience effectively managing through various industry cycles and technology transitions provides us with steady, reliable leadership, uniquely capable of identifying strong investments, executing through changes and maintaining stability during periods of market uncertainty.
Company Strategy
Our strategy is to provide complete IC solutions for our customers, innovate with purpose to build on leadership in our key markets and expand our presence to become a global leader in semiconductor power and sensing solutions for motion control and energy efficient systems in automotive and industrial applications.
Invest in research and development that is market-aligned and focused on targeted portfolio expansion
We believe that our investments in research and development in the areas of product design, automotive-grade wafer fabrication technology and IC packaging development are critical to maintaining our competitive advantage. In both the automotive and industrial markets, major technology shifts driven by disruptive technologies are creating high-growth opportunities in areas such as xEVs, ADAS, Industry 4.0, data centers and green energy applications. We believe the convergence of requirements for intelligence and energy efficiency within these emerging markets is directly aligned with our core competencies. Our knowledge of customers’ end systems has driven an expansion of our sensor IC and power solutions to enable these new technologies. By aligning our research and development investments with disruptive technology trends while undergoing a rigorous ROI review, we believe we can deliver an attractive combination of growth and profitability.
Emphasize our automotive “first” philosophy to align our product development with the most rigorous applications and safety standards
We are a leading supplier of magnetic sensor ICs for the automotive market because we have been intentional about incorporating support for the stringent automotive operating voltages, temperature ranges and safety and reliability standards into every part of our operations, from design to manufacturing. By designing our products from the ground up to operate at high temperatures and at high voltages, we have built a strong technical reputation among our automotive customers. We believe our focus on meeting or exceeding industry standards as the baseline for product development increases our opportunity in the automotive market as customers look for trusted suppliers to deliver highly reliable solutions for rapidly growing emerging markets. For example, the rise in HEVs and EVs has dramatically increased the variety and complexity of components needed to support modern powertrains. We believe our philosophy of designing for automotive safety and reliability gives us a meaningful lead over new entrants attempting to enter the automotive market by modifying existing solutions originally developed for consumer and other less demanding applications. For example, we will apply this philosophy of innovation, quality and reliability to our new photonics portfolio which supplies components into safety-critical LiDAR applications. We also believe we can use our expertise in designing for the automotive market and our expanding product portfolio to capitalize on increasing demand among industrial customers for ruggedized solutions that meet the highest quality and reliability standards. Additionally, in our experience, demand for solutions that meet or exceed stringent safety and reliability specifications supports higher ASPs and lower ASP declines over time than are typical for our industry.
Invest to lead in chosen markets and apply our intellectual property and technology to pursue adjacent growth markets
We intend to continue to invest in technology advancements and our intellectual property portfolio to maintain the number one market share position in magnetic sensor ICs and achieve leadership positions in power ICs within our target markets. We believe we can maximize our investments by leveraging our proven technology and existing research and development, sales and support efforts to take advantage of synergistic opportunities in new, adjacent growth markets. For example:
•We target our patented sensor IC, photonics, and power-related intellectual property to address increasing electronics content in automotive applications based on the increasing adoption of electric powertrains and advanced safety systems for semi-autonomous and autonomous vehicles.
•We are investing in advanced current sensor IC and sensor-less motor control technologies to target industrial solar and data center applications where we believe the trend towards increasing energy efficiency provides an opportunity to apply our rich history of innovation to rapidly gain share and accelerate our growth.
•We are aligning our application domain knowledge, sensor design skills and power management and motor control algorithm expertise to capitalize on the trend towards increasing automation and electronics content inherent in the Industry 4.0 transformation.
We believe our strategy of leveraging our key capabilities to target adjacent growth markets will enable us to achieve higher returns on our research and development investments.
Expand our sales channels and enhance our sales operations and customer relationships
We sell our products globally through our direct sales force, distributors and independent sales representatives. Our global sales infrastructure is optimized to support customers through a combination of key account managers and regional technical and support centers near customer locations. These centers enable us to act as an extension of our customers’ design teams, providing us with key insights into product requirements and accelerating the adoption and ramp up of our products in customer designs. We intend to continue strengthening our relationships with our existing customers while also enabling our channel partners to support demand creation and fulfillment for smaller broad-based industrial customers. We believe we will be able to further penetrate the industrial market and efficiently scale our business to accelerate growth by enabling our channel to become an extension of our demand generation and customer support efforts.
Continue to improve our gross margins through product innovation and cost optimization
We strive to improve our profitability by both rapidly introducing new products with value-added features and reducing our manufacturing costs through our fabless, asset-lite manufacturing model. Over the last four years, we have improved our gross margin from the 40% range historically to the 50% range. We expect to continue to improve our product mix by developing new products for growth markets where we believe we can generate higher ASPs and/or higher gross margins. We also intend to further our relationships with key foundry suppliers to apply our product and applications knowledge to develop differentiated and cost-efficient wafer processes and packages. We believe we can reduce our manufacturing costs by leveraging the advanced manufacturing capabilities of our strategic suppliers, implementing more cost-effective packaging technologies and leveraging both internal and external assembly and test capacity to reduce our capital requirements, lower our operating costs, enhance reliability of supply and support our continued growth. We believe the AMTC Facility closure will further enhance our gross margins in both the near term and in future periods. We intend to continue to choose the industry’s leading manufacturing partners to maintain the quality of our products for the automotive market, to ensure continuity of supply and to best protect our intellectual property.

Pursue selective acquisitions and other strategic transactions
We evaluate and pursue selective acquisitions and transactions to facilitate our entrance into new applications, add to our intellectual property portfolio and design resources, and accelerate our growth. From time to time, we acquire companies, technologies or assets and participate in joint ventures when we believe they will cost effectively and rapidly improve our product development or manufacturing capabilities or complement our existing product offerings. For example, our August 2020 acquisition of Voxtel and its affiliate LadarSystems, Inc. brings together Voxtel’s laser and imaging expertise with our automotive leadership and scale to enable what we believe will be the next generation of ADAS sensing solutions.
Maintain commitment to sustainability
We intend to continue to innovate with purpose, addressing critical global challenges related to energy efficiency, vehicle emissions and clean and renewable energy with our sensing and power management product portfolio. In addition, we strive to operate our business in a socially responsible and environmentally sustainable manner, and we strive to maintain a commitment to social responsibility in our supply chain and disclosure of the environmental impact of our business operations.
Company Products and Solutions
Our product portfolio includes over 1,000 products across a range of high-performance analog mixed-signal semiconductors and photonic components.
Our magnetic sensor IC, power IC and photonics solutions address three main electronic system functions – sense, regulate and drive. We apply our deep technology know-how to deliver:
•Sensing of speed, position, current and 3D distance imaging to improve vehicle fuel efficiency and CO2 emissions, enable safer cars through object detection (ADAS “sense”) and collision avoidance (ADAS “act”), and enhance factory automation and green energy systems;
•Regulation of systems to improve safety, improve power efficiency and ultimately reduce solution size; and
•Driving motors through our advanced, proprietary algorithms that provide industry leading reliability and energy efficiency, with minimal audible noise and vibration.
Magnetic Sensor ICs
We offer what we believe to be the industry’s leading portfolio of integrated magnetic sensor ICs. Our solutions are based on our monolithic Hall-effect and xMR technology that allows customers to develop contactless sensor solutions that reduce mechanical wear and provide greater measurement accuracy and system control. Our portfolio of magnetic sensor ICs includes the following:
•Position Sensor ICs: Position sensor ICs provide an analog or digital voltage output that measures the intensity of a magnetic field, thereby establishing a precise position. In automotive applications, our position sensor ICs are used to improve safety applications such as seatbelt detection, ADAS applications such as advanced power steering and braking systems, ICE powertrain systems such as clutch and fork position in advanced transmissions, and mild HEV powertrain systems such as the shaft position of a starter generator.
•Speed Sensor ICs: Speed sensor ICs detect and process the magnetic fields created by a rotating gear tooth or ring magnet with the output being a digital reading proportional to speed. These sensor ICs are used in camshaft/crankshaft and transmission systems and employ proprietary algorithms to reduce CO2 emissions and improve fuel economy of combustion engines.
•Current Sensor ICs: Current sensor ICs provide output signals proportional to the overall strength of a magnetic field created by a current carrying conductor. Current sensor ICs are used to improve energy efficiency in a broad range of applications, from xEV powertrain, industrial motors, and solar inverters to refrigerators and air conditioners.
Power ICs
Our power IC portfolio is comprised of high-temperature and high-voltage capable motor driver ICs, regulator power management ICs and LED driver ICs, which allow our customers to design safer, smaller and more power-efficient systems. We employ embedded algorithms that simplify system-level design, reduce audible noise, and increase start-up reliability in BLDC motors and fans. Our portfolio of power ICs includes the following:

•Motor Driver ICs: Motor driver ICs contain the power drivers and the sequencing logic to drive the coils of a variety of motors. Our motor driver ICs utilize embedded algorithms to improve energy efficiency and motion control in HEV and EV systems, automotive fans and pumps, data center cooling fans, robotics and home appliances.
•Regulator and LED Driver ICs: As the industry transitions to more highly integrated products, our portfolio of regulator ICs, and power management ICs (“PMICs”) is used extensively in under-hood automotive ADAS and powertrain systems. Our LED driver ICs and modules are used in smart lighting systems to improve system safety, efficiency and size.
Photonic and 3D Sensing Components for LiDAR Applications
Through our acquisition of Voxtel, we provide photonic and advanced 3D imaging components for use in eye-safe, medium and long-range industrial and automotive LiDAR applications. Our photonic components include high-performance avalanche photodiodes and photodiode arrays, ultra-miniature, eye-safe, diode-pumped solid-state (“DPSS”) lasers, laser rangefinders, and custom ROICs, such as TOF ICs. Our components operate within the near-infrared and short-wavelength infrared wavelength ranges, including the important eye-safe region around 1550 nanometers, which we believe is an initiative gaining momentum across the industry. Our suite of industry leading, eye-safe technologies provides the photonic foundation for long-range automotive scanned LiDAR (object detection up to 200 meters or more) or medium-range FLASH LiDAR systems.
•Photodiodes: Our APDs are used in detecting and processing the laser signal in LiDAR applications. Our InGaAs APDs are highly sensitive, enabling images to be obtained at a long distance and wide field of view using an eye-safe laser.
•Eye-safe Lasers and Rangefinders: Our miniature erbium-glass DPSS lasers allow for eye-safe operation at wavelengths between 1500 and 1600 nm, delivering short, high-energy pulses, with diffraction-limited beam quality and low divergence, allowing for long-distance ranging. Additionally, these lasers are much smaller and more cost efficient than the fiber lasers used in many current LiDAR systems.
•Readout Integrated Circuits (ROIC): Our silicon ROICs include low-noise, high speed analog and digital circuits including proprietary analog-to-digital converters (“ADCs”) and time-to-digital converters (“TDCs”) required for high performance time-of-flight (“TOF”) measurements. We tightly integrate our ROICs with our photodiodes using advanced assembly techniques required to achieve accurate distance measurements in LiDAR systems.

Examples of our IC products and their applications in end markets are set forth in the following table.

	Automotive Market IC Solutions	Industrial Market IC Solutions	Other Market IC Solutions
PRODUCTS	• Current sensors	• Current sensors	• Current sensors
	• Position sensors	• Position sensors	• Position sensors
	• Speed sensors	• Speed sensors	• Motor drivers
	• LED drivers	• LED drivers	• Regulators
	• Motor drivers	• Motor drivers
	• Regulators and PMICs	• Regulators
	• Photonics and 3D sensing ICs	• Photonics and 3D sensing ICs

APPLICATIONS	• Engine management and transmission systems	• Industry 4.0/Factory automation equipment	• Gaming
	• Electric motor powertrain and charging systems for xEV	• Industrial motors	• PC printers and peripherals
	• ADAS, active safety, including steering and braking systems	• Smart home/IoT	• Personal electronics
	• Automotive LiDAR	• Cloud computing/data center	• Energy Star household appliances including white goods
	• Comfort and convenience including in-cabin motors, HVAC, infotainment, LED lighting	• Wireless infrastructure
	• Passive safety including seatbelt switches, wipers, door/window sensors, seat position, suspension	• Personal mobility
• Green energy applications
• Industrial LiDAR / Rangefinders
Sustainability Efforts
We strive to develop intelligent solutions that move the world toward a safer and more sustainable future. Our ICs address global challenges related to CO2 emissions, energy efficiency and clean, renewable energy in a variety of applications, for example:
•Reduced vehicle emissions and improved fuel economy for internal combustion engines. Our magnetic speed sensor ICs are used in combustion engines to reduce CO2 emissions and improve fuel economy by providing gear speed and position information necessary to improve engine performance. For example, we are a leading provider of specialized crankshaft speed sensor ICs needed to operate the stop/start engine systems designed to reduce emissions through improved efficiency. Our magnetic speed and position sensor ICs, motor driver ICs, and PMICs are used in advanced, high-efficiency vehicle transmissions. These ICs sense the position of gears and clutches, regulate power to the sensors and control electronics, and drive the actuators needed to operate high-efficiency 8 to 10 speed transmissions.
•Energy efficiency in hybrid and fully electric vehicles. Our “lossless” magnetic current sensor ICs are used to accurately measure and control electric current flowing in xEV powertrains, improving the energy efficiency of the electric vehicle. In many electric cars, ten to twenty total current sensor ICs are used in vehicle inverter, DC/DC converter, and on-board-charging systems. In addition, our power IC products improve energy efficiency and motion control in mild hybrid cars, where our 100-volt wafer technology is ideal for use when driving 48-volt motors or powering electronics from the internal 48-volt battery.
•Renewable and smart energy applications. Our magnetic current sensor ICs with embedded high-voltage isolation are used extensively in power conversion and inverter applications in solar and wind energy generation. In addition, our angle sensor ICs and motor driver ICs play a key role in the mechatronic systems used to optimize the alignment between solar panels and the changing position of the sun, for example. Our products also provide a non-intrusive, reliable, high-precision and low-cost way to measure power in power monitoring applications.
•Energy efficiency in next generation infrastructure. Our power IC products, such as motor driver ICs, are used extensively in data center cooling fan applications. In addition, our magnetic current sensor ICs help improve energy efficiency and minimize energy losses in data center power supplies and power amplifiers in 5G telecom systems. We expect the transition from 12-volt to 48-volt power architectures in data center and 5G telecom markets will continue to require energy-efficient, high-voltage power and sensor IC solutions to achieve necessary levels of energy efficiency.
We are committed to a values-based culture that places high importance on running our business in a sustainable and safe manner. We are a member of the Responsible Business Alliance, dedicated to social responsibility in the supply chain. We also actively manage the carbon footprint of our operations and participate in the Carbon Disclosure Project to disclose our carbon emissions. We also strive to adhere to international standards and regulations regarding manufacturing and business procedures and product composition.
Sales, Marketing and Customer Support
We sell our products worldwide through multiple sales channels, including through our direct sales force and through distributors and independent sales representatives, which resell our products to numerous end customers. We have a geographically diverse mix of sales. Our distribution relationship with Sanken in Japan fulfills demand for our products from major Japanese tier-one automotive and industrial manufacturers. Our net sales made to distributors accounted for approximately 37.3% and 25.2% of our net sales in fiscal years 2021 and 2020, respectively, excluding our distribution relationship with Sanken in Japan, which represented approximately 17.7% and 17.3% of our net sales in fiscal years 2021 and 2020, respectively.
Our direct sales force and applications engineers provide our customers with specialized technical support. We believe that maintaining a close relationship with our customers and serving their specific technical needs improves their level of satisfaction and enables us to anticipate and influence their future product needs. We provide ongoing technical training to our distributor and sales representatives to keep them informed of our existing and new products.
We maintain an internal marketing organization that is responsible for increasing our brand awareness and promoting our products to prospective customers. This includes the creative management of our website, market research and analytics, and development of demand generation strategies and materials such as product announcements, press releases, brochures, training and videos, as well as securing thought leadership through published technical and trend articles and advertisements, and active engagement in key industry events.
Customers
We sell our products to major global OEMs and their key suppliers, primarily in the automotive and industrial markets. We sold to more than 10,000 end customers, directly and through distributors, during each of fiscal year 2021 and 2020. Approximately half of our net sales during each of fiscal years 2021 and 2020, respectively, were derived from sales to our top twenty customers. We believe no end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal years 2021 and 2020.
Research and Development Strategy
We are a technology company and believe that our future success depends on our ability to rapidly develop and introduce differentiated new products in our target markets. As a result, we are committed to investing in our process and product development capabilities and focusing our engineering efforts on designing and introducing new application-specific products, developing new semiconductor process technologies, enhancing design productivity and evaluating new technologies. Our research and development investments are subject to a rigorous ROI review to ensure alignment with our growth and profitability targets. We believe that by effectively applying these resources, we have developed proprietary innovations and intellectual property that will give us an early lead in our target markets and will enable accelerated growth over time.
Over the last ten years, we believe we have been instrumental in achieving fundamental developments that have enabled a number of key technology transitions in the automotive and industrial markets. We believe we are one of very few suppliers in the semiconductor industry to integrate proprietary motor control algorithms into our motion control devices to achieve optimized BLDC motor performance, we remain one of the only suppliers that has developed multiple packaging technologies capable of operating up to 175 degrees Celsius and including passive components that simplify customer module assembly, and we were one of the first in our industry to develop automotive grade xMR technology on silicon wafers, which enabled breakthrough advances in product performance. This advanced technology is a key enabler across all of our strategic focus areas in the automotive and industrial markets as more of the automotive safety market transitions to xMR.
We augment our internally generated intellectual property through a mix of licensed intellectual property, partnering with industry experts, and through acquisitions. For example, we acquired our photonics portfolio which provides us with advanced laser and photodetector technology.
Our global team of highly skilled engineers has extensive semiconductor development experience, including expertise in analog design, test and process technology. As of March 26, 2021, we had approximately 520 employees dedicated to research and development, with centers in the United States, Europe, South America, Japan and India. Our engineering team has contributed to nearly doubling our intellectual property portfolio over the last three years, further strengthening our position in our target markets.
We have also made significant investments in our core engineering capabilities, including improvements in tools to support greater engineering efficiency, electrical component modeling, magnetic performance modeling and thermal distribution modeling. We believe these improved tools enable us to more accurately predict the performance of our designs, resulting in improved time-to-market for our products and satisfaction of our customers.
Our focus on meeting or exceeding the stringent automotive market safety and reliability requirements is fundamental to our research and development process. We anticipate that we will continue to make research and development investments in order to enhance our leadership position and expand our markets with innovative, high-quality products and services (as exemplified through our acquisition of Voxtel). In addition, our board of directors recently established an R&D committee, whose purpose is to provide guidance to management on various technological choices and research and development priorities to assist in implementing our strategic direction.
Process and Packaging Technology
Our product and technology development engineers have long-established expertise in designing analog power ICs, magnetic sensor ICs, and photonics components using proprietary semiconductor process technologies and intelligent packaging. We consider these capabilities to be strategically important because they allow us to create complete system products and highly integrated solutions that meet the quality and robustness requirements of our most stringent automotive customers and applications. These have the benefit of advancing the feature, function and cost of ownership of our devices relative to those of our competitors. For example, we recently released a unique 100V- and 175-degree Celsius capable BCD wafer technology designed to handle automotive voltage and temperature transients while also integrating high-density logic circuits and EEPROM memory to enable configurable and embedded algorithms, and various Hall-effect and xMR transducer technology on the same silicon wafer. These technologies are fundamental to the transition from 12-volt to 48-volt power supply required in the rapidly emerging mild HEV and EV markets, and to the next generation of ADAS systems. We are in the process of applying these capabilities to the industrialization of our ultra-miniature lasers and advanced semiconductor photodiodes.
In choosing the process technology to be used to manufacture a new product, we seek to optimize the match between the process technology and the desired performance parameters of the product for our customers. Our current strategic semiconductor process innovations include the following:
Automotive Quality and Safety
We have developed, characterized and qualified our wafer and package technologies to meet or exceed the rigorous automotive requirements that our customers demand. Robust development processes and guidelines have resulted in devices capable of exceeding the requirements of AEC Q100 Automotive Grade 0 of 150 degrees Celsius and our field failure rates are consistent with or better than customer requirements.
Integrated Transducers
One of our fundamental innovations is the integration of magnetic transducers and CMOS circuitry into one piece of silicon to create a complete, fully integrated system. Hall-effect elements are implanted in silicon providing robust and low noise solutions that are optimized for stress and temperature effects. Thin film, high-resolution xMR transducers are deposited directly on top of the CMOS circuitry creating a more reliable solution than multi-chip solutions by reducing interconnects and solution area. To achieve the highest level of Automotive Safety Integrity Level (“ASIL”), we are able to integrate xMR and Hall-effect transducers onto the same silicon to produce heterogeneous solutions capable of performing reliably in the most demanding automotive environments.
High-Voltage Technology
Our intellectual property developed over years of experience in automotive applications includes advanced mixed-signal integration of high-voltage solutions with our high-precision analog designs. For example, our innovative wafer technology enables high voltage power transistors to be combined with embedded digital logic and precision analog circuits on a monolithic motor control IC. This enables a number of application-specific advancements, including taking the complex algorithm development in motor drives into the IC, vastly reducing our customers’ design complexity and creating the most efficient and quietest solutions in the market. Similar benefits exist for our sensor products through monolithic integration of transducers with precision analog circuits and intelligent signal processing on a high-voltage IC that can be powered from a 12-volt vehicle battery.
Advanced, Small Form Factor Integrated Packages
We continue to combine circuit design and process innovation with novel packaging solutions that improve performance and reliability while reducing solution footprint and our customers’ cost of ownership. Two decades of sensor package innovation have led to the development of a family of integrated systems in a package (“SiP”) for magnetic speed and current sensor ICs as well as power systems. By integrating the magnet and passive components in a single body, we are able to offer inventive magnetic sensors that reduce our customers’ needs to design complex magnetic models and solve electrical interference issues with external printed circuit boards (“PCBs”) or custom lead frames. The current sensors integrate specially designed lead frames to allow a high-precision, factory programmed single package solution that provides a unique low loss and high-voltage isolation product and can sense current for products plugged directly into a household electrical outlet. Years of design and manufacturing refinement have led to the latest generation of power products that integrate passive components and power delivery into small packages to reduce PCB footprint and reduce noise in high-power systems. We also believe we are one of only a few companies in our industry that have developed a broad portfolio of packages that are suitable for operation in automotive environments and 175-degree Celsius temperatures. Our ultra-miniature laser modules combine advanced laser diodes and optics in a small form factor that outputs up to 3 millijoules of laser power for flash LiDAR systems.
Intellectual Property
We consider the strength of our intellectual property portfolio to be a significant competitive advantage. Our intellectual property includes patented inventions, trade secrets, accumulated technical know-how and trademarks. As of March 26, 2021, we owned 1,117 patents, including 596 active U.S. patents (with expiration dates between 2022 and 2039), with an additional 382 pending patent applications, including 157 U.S. patent applications.
We market our products worldwide under the “Allegro” name. We either hold or have applied for trademarks in all jurisdictions where we do significant business.
The PSL Divestiture
Through the end of fiscal year 2020, we held a 100% ownership interest in PSL, a semiconductor wafer fabricator engaged in the manufacturing and testing of foundry wafers. Prior to the divestiture transaction of PSL, PSL accounted for 11.1% of our net sales and supplied 44.2% of our wafer requirements in fiscal year 2020, respectively. In addition, through end of fiscal year 2020, we acted as a distributor of Sanken products in North America, South America and Europe on a low-margin, buy-resale basis pursuant to the Sanken Products Distribution Agreement between AML, our wholly owned subsidiary, and Sanken. Our net sales from the distribution of Sanken products in fiscal year 2020 were $35.4 million.
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
•AML entered into an amendment to a wafer foundry agreement, dated as of April 12, 2013, between AML and PSL (as amended, the “Wafer Foundry Agreement”), pursuant to which AML agreed, among other things, to a minimum wafer purchase obligation by us from PSL during the initial three-year term of the Wafer Foundry Agreement;AML entered into an amendment to a wafer foundry agreement, dated as of April 12, 2013, between AML and PSL (as amended, the “Wafer Foundry Agreement”), pursuant to which AML agreed, among other things, to a minimum wafer purchase obligation by us from PSL during the initial three-year term of the Wafer Foundry Agreement;
•AML entered into a letter agreement with PSL pursuant to which AML agreed, among other things, to make a one-time price support payment to PSL of approximately $5.9 million in cash or, at AML’s option, as a reduction of PSL’s existing debt obligations under the Consolidated Loan Agreement (such letter agreement, the “Price Support Agreement”);
•AML entered into a letter agreement with Sanken providing for, among other things, the termination of AML’s services under the Sanken Products Distribution Agreement (such letter agreement, the “Sanken Products Distribution Termination Letter”);
•Sanken and PSL entered into a new distribution agreement providing for, among other things, PSL to serve as a distributor of Sanken products in North America, South America and Europe;
•We entered into a transition services agreement with PSL and Sanken pursuant to which we agreed, among other things, to provide certain human resources, legal and distribution support services to PSL during the initial transition period following the consummation of the PSL Divestiture on the terms set forth therein (such agreement, the “TSA”);
•We entered into an amended and restated transfer pricing agreement with AML, Sanken and PSL pursuant to which, among other things, we are no longer required to make payments to PSL in respect of transfer pricing adjustments; and
•We entered into certain other agreements with Sanken and PSL.
Competition
The semiconductor industry, particularly the market for high-performance analog mixed-signal semiconductors, is highly competitive. Although no one company competes with us across all of our product lines, we face significant competition within each of our business areas from both domestic and international semiconductor companies. Our primary magnetic sensor and power IC competitors are other semiconductor design and manufacturers, such as Analog Devices, Infineon, Maxim Integrated, Melexis, Monolithic Power Systems, TDK Micronas, and Texas Instruments.
Our ability to compete successfully against these companies depends on elements both within and outside of our control. Some of our competitors have substantially greater financial, technical, marketing and management resources than we have. These competitive advantages may enable them to respond more quickly to new or emerging technologies or changes in customer requirements, or better position them to withstand adverse economic or market conditions.
We believe we can successfully compete against these organizations in our target markets by leveraging our design expertise, market leadership position, proprietary manufacturing processes, custom packaging capabilities and close customer relationships. In addition, we compete in our target markets to varying degrees on the basis of a number of competitive factors, including:
•time to market;

•system and application expertise;
•product quality and reliability;
•quality systems and support;
•product features and performance;
•proprietary technology;
•production capacity; and
•solution price.
We believe we currently compete favorably with respect to these factors. However, we cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new competitors entering our markets. See “Risk Factors—Risks Related to our Business and Industry—We face intense competition and may not be able to compete effectively, which could reduce our market share and decrease our net sales and profitability.”
Employees and Human Capital Resources
Our employees are our most valuable assets. They contribute to Allegro’s success and, in particular, the skilled and experienced employees within our manufacturing, sales, service, research and development and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.
As of March 26, 2021, we employed 3,874 full-time employees, including 520 in research and development, 2,964 in manufacturing (the overwhelming majority located at our AMPI facility in the Philippines), 201 in sales and marketing and 189 in general and administrative. We consider our relationship with our employees to be good. We have never experienced a labor-related work stoppage. None of our employees is either represented by a labor union or subject to a collective bargaining agreement.
The success and growth of Allegro’s business is dependent in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. For our research, engineering and production management positions, we require employees with university and graduate-level degrees. As of March 26, 2021, 1,282 of our employees held university and graduate-level degrees, of which 634 of these employees were located outside of our factory locations. Globally, the demand for employees with such levels of education is high and competitive.
To succeed in these conditions, Allegro implements key recruitment and retention strategies, objectives and effectiveness measures as part of the overall management of our business. These core strategies are advanced through the following programs, policies and initiatives:
Competitive Pay and Benefits. Allegro’s compensation programs are designed to align the compensation of our employees, who operate in a highly competitive and technologically challenging environment, with Allegro’s business performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior performance. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:
•We provide employee wages that are competitive and consistent with employees’ positions, skill levels, experience, knowledge and geographic location.
•All employees participate in our annual cash bonus program, allowing them to share in the profitability and business performance of Allegro. We also generally provide equity grants and an employee stock purchase plan to salaried employees consistent with geographic compensation practices and subject to regulatory compliance. These programs each further align our employees’ financial interests with the performance of the business and the interests of our stockholders.
•We generally provide annual compensation increases and incentive compensation based on merit.
•We purchase compensation data from a compensation and benefits consulting firm to allow us to ensure we provide competitive compensation in each of the geographic locations in which we operate.
•We align our executives’ annual and long-term equity compensation with our stockholders’ interests by linking realizable pay with stock performance and operating metrics.

•We provide comprehensive benefit options designed to retain our employees and support their families in living healthier and more secure lives.
Employee recruitment, retention and development. Allegro works diligently to attract the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find diverse, motivated and responsible employees. Allegro has made strides to increase diversity in management positions, building internal resources for potential future leadership openings. Allegro has a strong employee value proposition that leverages our technology leadership, unique culture, collaborative working environment, shared sense of purpose, and desire to do the right thing to attract talent to our company. In fiscal 2021, we hired approximately 835 new employees.
We monitor employee turnover rates, as our success depends upon retaining and investing in our highly trained manufacturing and technical staff. Allegro strives to decrease voluntary turnover rates and thereby increase employee tenure by ensuring a combination of competitive compensation, individual developmental opportunities and personal career enrichment and growth. Our retention at the technical, professional and managerial levels is high. In fiscal 2021, amidst global uncertainty and turmoil resulting from the COVID-19 pandemic, we introduced a number of special initiatives to minimize the impact on our employees and to safeguard their health and safety. These initiatives included compensation programs designed to provide a source of income to employees who needed to be absent from work as a result of the pandemic and enhanced “appreciation pay” to recognize the significant contributions of hourly employees who continued to work on-site. Throughout the crisis, we believe our employees took immense pride in the shared purpose of making products that supported the world’s critical supply chains within a wide range of essential businesses and services.
Information about our Executive Officers
The following table sets forth certain information regarding our executive officers as of May 19, 2021:

Name	Age	Position with the Company
Ravi Vig	60	President and Chief Executive Officer, Director
Paul V. Walsh, Jr.	56	Senior Vice President, Chief Financial Officer and Treasurer
Christopher E. Brown	53	Senior Vice President, General Counsel and Secretary
Michael C. Doogue	45	Senior Vice President of Technology and Products
Max R. Glover	39	Senior Vice President of Worldwide Sales
Thomas C. Teebagy, Jr.	61	Senior Vice President of Operations and Quality
Ravi Vig has served as our Chief Executive Officer and as a member of our board of directors since 2016. Mr. Vig joined Allegro in 1984 as an Analog Design Engineer and then as a Design Manager. Mr. Vig helped to launch the company’s magnetic sensor IC business. Mr. Vig later spearheaded the marketing effort for these innovative products, where he became the Vice President of our Sensors Business Unit. Mr. Vig has also served as the Senior Vice President of Business Development, responsible for our sensor and power IC businesses. Prior to being named President and Chief Executive Officer in 2016, Mr. Vig served as our Chief Operating Officer. Mr. Vig holds over 50 U.S. patents in the areas of sensors and semiconductors. Mr. Vig serves as a Trustee for the Committee for Economic Development, a nonprofit, nonpartisan, business-led public policy organization. Mr. Vig received a B.S. in Electrical Engineering from Rutgers University in 1982 and an M.S. in Engineering from Dartmouth College in 1984. Mr. Vig received an M.B.A. from Southern New Hampshire University in 1991 and completed the Global Executive Leadership Program at Yale University in 2017.
Paul V. Walsh, Jr. has served as our Senior Vice President – Chief Financial Officer and Treasurer since he joined Allegro in April 2014. Prior to joining Allegro, Mr. Walsh served as the Chief Financial Officer for Rocket Software from 2013 to 2014. From 2004 to 2013, Mr. Walsh was employed at Silicon Laboratories, a publicly traded global technology company that designs and manufacturers semiconductors, other silicon devices and software and served in various senior financial leadership roles, including as the Senior Vice President, Chief Financial Officer from 2011 to 2013 and Vice President, Chief Accounting Officer from 2007 to 2011. Mr. Walsh also served as Silicon Laboratories’ Interim Chief Financial Officer in 2006.
Mr. Walsh served on the board of directors for Nitero, a venture-backed startup semiconductor company, from 2012 to 2015. Mr. Walsh served as the Audit Committee Chair of Grande Communications, a broadband communications provider of cable and internet services, from 2008 to 2010. During his career, Mr. Walsh has held various finance and operations positions at Perkin Elmer, Teradyne and Analog Devices. Mr. Walsh received his B.S. in Mechanical Engineering from the

University of Maine in 1986 and an M.B.A. from Boston University in 1992. Mr. Walsh also received a Graduate Certificate in Accountancy from Bentley College in 1996. Mr. Walsh passed the CPA exam in 1997.
Christopher E. Brown has served as our Senior Vice President, General Counsel since he joined Allegro in May 2020 and as our Secretary since November 2020. Prior to joining Allegro, Mr. Brown served as Executive Vice President and Chief Counsel of Finisar Corp., a manufacturer of components for optical networking and consumer 3D sensing applications, from 2008 to 2019. Mr. Brown also served as the General Counsel of Optium Corporation, a manufacturer of components for telecom optical networking applications from 2006 to 2008. Prior to his time as the General Counsel of Optium, Mr. Brown was a partner at the law firms of Goodwin Procter LLP and McDermott Will & Emery LLP. Mr. Brown received a B.A. in Economics from the University of Massachusetts-Amherst in 1989 and a J.D. from Boston College Law School in 1996.
Michael C. Doogue has served as our Senior Vice President—Technology and Products since 2019. Mr. Doogue joined Allegro in 1998 as a Design Engineer facilitating the development of Allegro’s innovative speed and current sensor ICs. Mr. Doogue has also served in various leadership positions at Allegro, including as Design Manager from 2002 to 2006, Director of Strategic Marketing from 2006 to 2011, Business Unit Director of Linear Current Sensors from 2011 to 2016 and as Vice President of Advanced Sensor Technologies from 2016 to 2019. Mr. Doogue holds over 70 U.S. patents in the areas of sensors and semiconductors. Mr. Doogue received a B.A. in Physics from Colby College in 1997 and a B.E. in Electrical Engineering from Dartmouth College in 1998. In 2007, Mr. Doogue completed the Stanford Executive Program at the Stanford University Graduate School of Business.
Max R. Glover has served as our Senior Vice President—Worldwide Sales since he joined Allegro in 2019. Prior to joining Allegro, Mr. Glover served as the General Manager of the Automotive Sales Group at Intel Corporation, a computing, networking, data storage, and communications solutions company from 2016 to 2019. Mr. Glover also served as Intel Corporation’s Director of Sales from 2013 to 2016, and also served in various leadership, sales, marketing and engineering roles from 2001 to 2013. Mr. Glover received a B.S. in Electrical Engineering from the University of Cincinnati in 2004.
Thomas C. Teebagy, Jr. has served as our Senior Vice President—Operations and Quality since 2017. Mr. Teebagy joined Allegro in 2005 and served as a Senior Director of Manufacturing Technology from January 2005 to May 2014. Mr. Teebagy also served as a Vice President of Manufacturing Technology from May 2014 to July 2016 and as a Vice President of Operations from July 2016 to June 2017. Prior to joining Allegro, Mr. Teebagy was employed by International Rectifier, a semiconductor manufacturing company (which was later acquired by Infineon Technologies AG), where he served as Vice President of Operations of the company’s headquarters of their Government and Space Division from 2002 to 2005. Mr. Teebagy received a B.S. in Industrial Engineering from the University of Massachusetts-Lowell in 1981 and an M.B.A. in Business Administration from Babson College in 1982.
Environmental and Occupational Health and Safety Regulation
Our operations are subject to various federal, state, local, international and non-U.S. laws and regulations governing pollution and environmental protection, including those relating to the release, storage, use, discharge, handling, generation, transportation, disposal, and labeling of, and human exposure to, hazardous and toxic materials, product composition and the investigation and cleanup of contaminated sites, including sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. In addition, we may be strictly liable for joint and several costs associated with investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws and regulations. We are also subject to various federal, state, local, international and non-U.S. laws and regulations relating to occupational health and safety. Any failure on our part to comply with these laws and regulations may subject us to significant fines or other civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits. In addition, in the event of an incident involving hazardous materials, we could be liable for damages and such liability could exceed the amount of any liability insurance coverage and the resources of our business. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business.
We face increasing complexity in our product design and procurement operations due to the evolving nature of environmental laws regulations and standards, as well as specific customer requirements. These laws, regulations and standards have an impact on the material composition of our products entering specific markets. For example, the European Union (“EU”) adopted its Restriction of Hazardous Substance Directive (“RoHS”) in 2003 and continues to develop evolving compliance standards, with its most recent restrictions announced as part of RoHS 3, which took effect in July 2019. The EU also adopted the European Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”)

in 2007, which calls for the progressive substitution of dangerous chemicals in manufacturing. In 2006, China first published its RoHS, the Administrative Measures on the Control of Pollution Cause by Electronic Information Products. This regulation was revised in 2016 when China enacted the Administrative Measures on the Restrictions of the Use of Certain Hazardous Substances in Electrical and Electronic Products Regulations, which expanded the scope of the 2006 RoHS and is designed to restrict additional hazardous substance in certain electrical and electronic products. In addition, any business selling products to consumers in California containing certain listed chemicals or substances is subject to California Proposition 65 (officially known as the Safe Drinking Water and Toxic Enforcement Act of 1986), which requires disclosure of the listed chemical and potential health risks. In addition to these regulations and directives, we may face costs and liabilities in connection with product take-back legislation, which holds manufacturers responsible for the collection and proper disposal of their products discarded by their customers.
Although we incur costs to comply with the provisions discussed above and other applicable federal, state, local, international and non-U.S. laws and regulations relating to environmental protection in the ordinary course of our business, such costs have not materially affected, and are not presently expected to materially affect, our capital expenditures, earnings or competitive position.
Available Information
We file annual, quarterly and current reports and any amendments to those reports, proxy statements and other information with the SEC. Documents we file with the SEC are available free of charge on our website at https://investors.allegromicro.com/financials/sec-filings, as soon as reasonably practicable after such material is filed with the SEC. The information included on or available through our website is not part of this or any other report we file with the SEC. Any document that we file with the SEC is available on the SEC’s website at www.sec.gov.
Item 1A. Risk Factors.
An investment in our common stock involves risks. You should consider these risks carefully, as well as the other information contained in this Annual Report. If any of these risks actually occurs, our business, financial condition and results of operations could be harmed materially. In that event, the trading price of our common stock might decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes. Additional risks and uncertainties not presently known to us or not believed by us to be material may also negatively impact us.
Risk Factors Summary
The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description.
Our revenue and expenses are difficult to predict, have varied significantly in the past and will continue to fluctuate significantly in the future due to numerous risks and uncertainties, many of which are beyond our control. As a result, we may not be profitable on a quarterly or annual basis. Our business, results of operations and financial condition, as well as your investment in our common stock, could be materially and adversely affected by any of the following material risks:
•The effect of downturns or volatility in general economic conditions;
•Intense competition in the global semiconductor industry;
•Reliance on a limited number of third-party wafer fabrication facilities for our production;
•Failure to adjust our supply chain volume due to changing market conditions or failure to estimate our customers’ demand;
•Shifts in our product mix or customer mix may result in declines in gross margin;
•The highly cyclical nature of the semiconductor industry may limit our ability to maintain or improve profitability;
•Substantial portions of our sales are made to automotive industry suppliers;
•Decreases in average selling prices of our products and increases in input costs may reduce gross margins;
•Third-party wafer fabrication facilities may encounter sustained yield problems, disruptions, or other delays in the final assembly and test of our products which may damage customer relationships or cause us to transition manufacturing capabilities to other facilities;

•Future implementation initiatives designed to improve our competitiveness, growth and profitability may lead to significant costs;
•Our quarterly net sales and operating results are difficult to predict accurately and may fluctuate significantly from period to period;
•Our dependence on our manufacturing operations in the Philippines exposes us to certain risks that may harm our business;
•Significant portion of our net sales are generated through distributors;
•Events beyond our control could have an adverse effect on our business, financial condition, results of operations and cash flows;
•The effect of health epidemics, pandemics and other outbreaks of infectious disease, such as the COVID-19 pandemic;
•Failure to timely and cost-effectively develop new product features or new products that address customer preferences;
•Ability to effectively manage our growth;
•Dependence on growth in the end markets that use our products;
•The loss of one or more significant end customers could have a material adverse effect on our business;
•Our ability to meet customer quality requirements;
•The nature of the design win process requires us to incur expenses with no guarantee of net sales or sufficient margins;
•Changes in government trade policies, including tariffs and export restrictions;
•Potential warranty claims, product liability claims, and product recalls could harm the business;
•Our dependence on international customers and operations subjects us to a range of regulatory, operational, financial and political risks;
•End-user demand for certain green energy products often depends on the availability of rebates, tax credits and other financial incentives;
•Our ability to obtain government authorization to export certain of our products could adversely impact our net sales;
•Changing currency exchange rates may adversely affect our business;
•Risks associated with acquisitions of and investments in new business, products or technologies;
•Our ability to raise capital in the future;
•Our indebtedness may limit our flexibility to operate our business;
•Our ability to retain key and highly skilled personnel to operate our business;
•Risks associated with information technology, intellectual property, and data security and privacy;
•Risks related to compliance with various governmental laws and regulations;
•Our principal stockholders, Sanken and One Equity Partners (“OEP”), have substantial control over us;
•Risks associated with the ownership of our stock, including volatility in our trading price, future sales of shares by our stockholders, and dilution from the issuance of additional shares;
•Provisions of our Certificate of Incorporation and Bylaws and under the General Corporation Law of the State of Delaware (the “DGCL”) may limit the liability of certain individuals, prevent or discourage a takeover, or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud;
•General risks of being an “emerging growth company” and whether this makes our stock less attractive to investors;
•The issuance of new tax legislation;
•Our stock price and trading volume could decline based on the content and basis of recommendations, research or reports from analysts; and

•Uncertainty related to the London Inter-bank Offered Rate (“LIBOR”) calculation process and potential phasing out of LIBOR after 2021.
Risks Related to Our Business and Industry
Downturns or volatility in general economic conditions, including as a result of the COVID-19 pandemic or any other outbreak of an infectious disease, could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Our net sales, gross margin, and profitability depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Weaknesses in the global economy and financial markets, including resulting from the ongoing COVID-19 pandemic, may in the future lead to lower demand for products that incorporate our solutions, particularly in the automotive and industrial markets. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to obtain credit and otherwise meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our net sales, financial condition and results of operations could be negatively affected by such actions.
Volatile and/or uncertain economic conditions can adversely impact sales, gross margin and profitability and make it difficult for us to accurately forecast and plan our future business activities. To the extent expected favorable economic conditions do not materialize or take longer to materialize than expected, we may face an oversupply of our products and have excess inventory, which could result in lower demand and charges for excess and obsolete inventory. Conversely, if we underestimate customer demand, we may fail to meet customer needs, which could impair our customer relationships.
In addition, any disruption in the credit markets, including as a result of the current COVID-19 pandemic, could impede our access to capital, which could be further adversely affected if we are unable to obtain or maintain favorable credit ratings. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials we need to manufacture our products. All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity. For a more detailed discussion of the COVID-19 pandemic and its recent and potential impact on our business, financial condition, results of operations and liquidity, see “—Our business, financial condition, results of operations, liquidity and prospects have been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the current COVID-19 pandemic.”
We face intense competition and may not be able to compete effectively, which could reduce our market share and decrease our net sales and profitability.
We are in an intensely competitive segment of the global semiconductor industry. Our competitive landscape includes rapid technological change in product design and manufacturing, continuous declines in ASPs, and customers who make purchase decisions based on a mix of factors of varying importance. The most important competitive factors that we face are time to market, system and application expertise and product quality and reliability. The relative importance placed on each of these factors varies from customer-to-customer and from market-to-market. Our ability to compete in this environment depends on many factors, including our ability to identify emerging markets and technology trends in an accurate and timely manner, introduce new and innovative products, implement new manufacturing technologies at a sustainable pace, maintain the performance and quality of our products, and manufacture our products in a cost-effective manner, as well as our competitors’ performance and general economic and industry market conditions. In addition, in an environment of constrained supply, such as that faced in connection with the significant increase in semiconductor IC demand as we come out of the initial COVID-19 pandemic downturn, if our competitors have a greater ability to meet customer demand, we could lose business we might otherwise gain.
Often, we compete against larger companies that possess substantial financial, technical, development, engineering, manufacturing and marketing resources. Varying combinations of these resources provide advantages to these competitors that enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. To the extent our profitability is negatively impacted by competitive pressures and reduced pricing, our business, financial condition, results of operations and growth prospects may be materially and adversely affected.

We rely on a limited number of third-party wafer fabrication facilities for the fabrication of semiconductor wafers and on a limited number of suppliers of other materials, and the failure of any of these suppliers or additional suppliers to supply wafers or other materials on a timely basis could harm our business and our financial results.
We currently rely on a limited number of third-party wafer fabrication facilities for the fabrication of semiconductor wafers used in the manufacture of our IC products and we purchase a number of key materials and components used in the manufacture of our products from single or limited sources. We depend on these foundries and other sources to meet our production needs. These foundries have limited production capacities with little ability to quickly expand capacity. From time to time, including during the significant worldwide increase in semiconductor IC demand as we come out of the initial COVID-19 pandemic downturn, we have encountered shortages and delays in obtaining wafers and other components and materials, and we may encounter additional shortages and delays in the future. If we cannot supply our products due to a lack of components, including semiconductor wafers, or are unable to source materials from other suppliers or to redesign products with other components in a timely manner, our business will be significantly harmed. We do not have long-term contracts with some of our suppliers and third-party manufacturers. As a result, any such supplier or third-party manufacturer can discontinue supplying components or materials to us at any time and without penalty. Moreover, we depend on the quality of the wafers and other components and materials that they supply to us, over which we have limited control. Any one or more of our other suppliers may become financially unstable as the result of global market conditions. Moreover, our suppliers’ abilities to meet our requirements could be impaired or interrupted by factors beyond their control, such as natural disasters or other disruptions. In the event that any one or more of our suppliers is unable or unwilling to deliver us products and we are unable to identify alternative sources of supply for such materials or components on a timely basis, our operations may be adversely affected. In addition, even if we identify any such alternative sources of supply, we could experience delays in testing, evaluating and validating materials or products of potential alternative suppliers or products we obtain through outsourcing. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components or materials to us. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Any of these problems or delays could damage our relationships with our customers, adversely affect our reputation and adversely affect our business, financial condition, results of operations and our ability to grow our business.
Failure to adjust our supply chain volume due to changing market conditions or failure to estimate our customers’ demand could adversely affect our net sales and could result in an inability to meet customer demand or additional charges for obsolete or excess inventories or non-cancellable purchase commitments.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on outsourced contract manufacturing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of the commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future requirements of our customers. On occasion, our customers may require rapid increases in production, which can challenge our resources. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry have in the past caused and may in the future cause our customers to significantly reduce the amount of products ordered from us. Because many of our sales, research and development, and manufacturing expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.
In addition, we base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated net sales trends which are highly unpredictable. Some of our purchase commitments are not cancelable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. For example, we have non-cancelable purchase commitments with vendors and “take-or-pay” agreements with certain of our third-party wafer fabrication partners, under which we are required to purchase a minimum number of wafers per year or face financial penalties. These types of commitments and agreements could reduce our ability to adjust our inventory to address declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges. If net sales in future periods fall substantially below our expectations, or if we fail to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventories or non-cancelable purchase commitments.
Moreover, during a market upturn, for example, the significant worldwide increase in semiconductor IC demand as we come out of the initial COVID-19 pandemic downturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could prevent us from taking advantage of opportunities and reduce our net sales. In addition, a supplier could discontinue a component necessary for our design, extend lead times, limit supply or increase prices due to capacity constraints or other factors. Our failure to adjust our supply chain volume, secure sufficient supply from our third-party vendors, including our semiconductor wafer suppliers, or estimate our customers’ demand could have a material adverse effect on our net sales, business, financial condition and results of operations.
Shifts in our product mix or customer mix may result in declines in gross margin.
Gross margins on individual products fluctuate over the product’s life cycle. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, customer mix, the introduction of new products, decreases in ASPs for older products and our ability to reduce product costs. In addition, in periods of high demand for some of our products, we may be required to source certain materials for a portion of such demand from higher-cost providers, which may decrease overall gross margin. These fluctuations are expected to continue in the future.
The cyclical nature of the semiconductor industry may limit our ability to maintain or improve our net sales and profitability.
The semiconductor industry, including the analog segment of the industry in which we compete, is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand, all of which can result in significant declines in analog semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future. For example, the industry experienced a significant downtown in connection with the most recent global recession in 2008, and further experienced a downturn in 2019, which may be prolonged as a result of the economic impact of the COVID-19 pandemic. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of average selling prices. Recently, downturns in the semiconductor industry have been attributed to a variety of factors, including the initial onset of the COVID-19 pandemic, ongoing trade disputes among the United States and China, weakness in demand and pricing for semiconductors across applications and excess inventory. Recent downturns have directly impacted our business, as has been the case with many other companies, suppliers, distributors and customers in the semiconductor industry and other industries around the world, and any prolonged or significant future downturns in the semiconductor industry could have a material adverse effect on our business, financial condition and results of operations. Conversely, significant upturns, such as, the significant increase in semiconductor IC demand as we come out of the initial COVID-19 pandemic downturn, can cause us to be unable to satisfy demand in a timely and cost-efficient manner and could result in increased competition for access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, including semiconductor wafers from our third-party wafer manufacturing partners, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing products or to the demand for new products requested by our customers, and our business, financial condition and results of operations could be materially and adversely affected.
Substantial portions of our sales are made to automotive industry suppliers. Any downturn in the automotive market could significantly harm our financial results.
Our customers that supply various systems and components to automotive OEMs accounted for 67.4% and 60.8% of our total net sales in fiscal years 2021 and 2020, respectively, and approximately 67.4% and 72.9% of our total net sales in such fiscal years after excluding net sales from our wafer foundry products and our distribution of Sanken products, which, in each case, we will not recognize in periods following fiscal year 2020 due to our consummation of the PSL Divestiture. This concentration of sales exposes us to the risks associated with the automotive market. For example, our anticipated future growth is highly dependent on the adoption of autonomous driving technologies and xEV powertrain vehicles, which are expected to have increased sensor and power product content. A downturn in the automotive market could delay automakers’ plans to introduce new vehicles with these features, which would negatively impact the demand for our products and our ability to grow our business.
The automotive industry is also undergoing consolidation and reorganization and, in some cases, suppliers to the automotive industry have entered bankruptcy. Although we have not experienced any lost business or material bad debt write-offs as a result of this, further such changes in the automotive market could have a material adverse effect on our business, financial condition and results of operations.

Moreover, as a result of the COVID-19 pandemic and the associated responses by governments of various countries to prevent its spread, the automotive industry, including manufacturers, dealers, distributors and third-party suppliers has been adversely impacted. For example, many automotive manufacturers were forced to suspend manufacturing operations and have only recently resumed production. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand in many global markets. While demand in the automotive industry is dependent on a number of factors, automotive manufacturers expect the impact of COVID-19 to be highly dependent on its duration and severity. The foregoing impacts and other adverse effects on the automotive industry could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to execute our growth strategy.
Decreases in average selling prices of our products and increases in input costs may reduce our gross margins.
The market for our products is generally characterized by declining ASPs resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining ASPs. We anticipate that ASPs may decrease in the future in response to the introduction of new products by us or our competitors, or due to other factors, including pricing pressures from our customers. We typically conduct annual pricing negotiations for our existing products with some of our largest customers. In order to sustain profitable operations, we must continually reduce costs for our existing products and also develop and introduce new products with enhanced features on a timely basis that can be sold initially at higher ASPs. Failure to do so could cause our net sales and gross margins to decline, which would negatively affect our financial condition and results of operations and could significantly harm our business. In addition, in connection with the significant increase in semiconductor IC demand as we come out of the initial COVID-19 pandemic downturn, the cost of certain materials used to manufacture our products, including for semiconductor wafers, has increased as demand has outpaced supply.
We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures the increased cost of certain materials, such as semiconductor wafers and other raw materials, and could adversely affect our gross margins. We maintain an infrastructure of facilities and human resources in several locations around the world and, as a result, have limited ability to reduce our operating costs. Accordingly, in order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We cannot assure you that we will be successful in redesigning our products and bringing redesigned products to the market in a timely manner, or that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or maintain or improve our gross margins. To the extent we are unable to reduce the prices of our products and remain competitive, our net sales will likely decline, resulting in further pressure on our gross margins, which could have a material adverse effect on our business, financial condition and results of operations and our ability to grow our business.
In the event of a disruption at one of our primary third-party wafer fabrication facilities, we may be required to transition our manufacturing capabilities to another facility, which could impact production efficiency and our ability to meet our customers’ needs.
Our reliance on a limited number of third-party wafer fabrication facilities, primarily UMC, PSL, and TSMC, for the fabrication of semiconductor wafers used in the manufacture of our IC products means that any disruption in their supply of wafers (including ceasing or suspending operations entirely), may require us to transfer manufacturing processes to a new location or facility. Significant disruptions in our third-party wafer fabrication facilities could occur as a result of a number of events, including, for example, the recent COVID-19 pandemic and certain natural disasters, such as earthquakes, which are commonplace in Taiwan (where both UMC and TSMC are located). Converting or transferring such fabrication processes from one of our primary facilities to an alternative or backup facility due to a disruption would likely be expensive and could take substantial time, given our highly complex manufacturing and fabrication processes, which incorporate our proprietary technologies. During such a transition, we may attempt to meet customer demand through our existing inventories, or may attempt to modify partially finished goods to meet the required fabrication specifications. Given the rapid obsolescence timeline to which our products are typically subject, however, we generally do not maintain significant levels of excess inventory and, as a result, it is unlikely that our existing inventory will be sufficient to meet customer demand during such a transition. In addition, any attempt to modify partially finished goods to meet the required fabrication specifications may not be successful and will require us to incur unanticipated costs. As a result, we may not be able to meet our customers’ needs during such a transition, which would negatively impact our net sales, potentially damage our customer relationships and our reputation and may have a material adverse effect on our business, financial condition and results of operations.

If we encounter sustained yield problems or other delays at our third-party wafer fabrication facilities or in the final assembly and test of our products, we may lose sales and damage our customer relationships.
The manufacture of our products, including the fabrication of semiconductor wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems achieving acceptable yields at our third-party wafer fabrication partners, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our products on a timely basis and harm our relationships with customers, which could materially and adversely affect our business, financial condition and results of operations.
We have in the past and may in the future implement initiatives designed to improve our competitiveness, growth and profitability. We may fail to realize the full benefits of, and could incur significant costs relating to, any such initiatives, which could materially and adversely affect our business, financial condition and results of operations.
Beginning in 2016, we began a multi-year strategic transition to extend our market leadership through targeted product portfolio expansion; to improve our operating model through a more nimble, fabless and asset-lite manufacturing strategy; to increase our IC design footprint and capacity; and to accelerate growth through enhanced sales operations. In connection with this transition, we have recently implemented a number of initiatives designed to improve our operating results. For example, subsequent to the end of fiscal year 2020, in order to further our strategy for developing a flexible and efficient manufacturing model that minimizes capital requirements, lowers operating costs, enhances reliability of supply and supports our growth going forward, we consummated the PSL Divestiture, transferred our Sanken products distribution business to PSL, and entered into certain other agreements and transactions with PSL, in each case, as more fully described above under “PSL Divestiture” in Item 1. In addition, on March 3, 2021, we entered into a definitive agreement to sell the AMTC Facility for approximately $30.0 million before fees and expenses, and we will consolidate our assembly and test facilities into a single site located at the AMPI Facility.
We continue to evaluate opportunities to reduce our manufacturing cost and may implement additional initiatives designed to improve our gross margin and operating results and may perform future restructurings. We cannot assure you that we will realize the cost savings and productivity improvements we expect as a result of these or any future restructuring and cost improvement initiatives. These efforts involve a significant investment of financial and human resources and significant changes to our operating processes. Future initiatives to transfer or consolidate manufacturing operations could also involve significant start-up or qualification costs for new or repurposed facilities. The failure to realize the full benefits of, or the incurrence of significant costs relating to, these or other restructuring initiatives could materially and adversely affect our business, financial condition and results of operations.
Our quarterly net sales and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.
We operate in a highly dynamic industry and our future operating results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly net sales and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, for example those in the automotive industry, provide us with forecasts of their future requirements for our products, a significant percentage of our net sales in each fiscal quarter is dependent on sales that are booked and shipped during that fiscal quarter, and are typically attributable to a large number of orders from diverse customers and markets. As a result, accurately forecasting our operating results in any fiscal quarter is difficult. If our operating results do not meet the expectations of securities analysts and investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:
•the rescheduling, increase, reduction or cancellation of significant customer orders;

•the timing of customer qualification of our products and commencement of volume sales by our customers of systems that include our products;
•the timing and amount of research and development and sales and marketing expenditures;
•the rate at which our present and future customers and end users adopt our technologies in our target end markets;
•the timing and success of the introduction of new products and technologies by us and our competitors, and the acceptance of our new products by our customers;
•our ability to anticipate changing customer product requirements;
•our gain or loss of one or more key customers;
•the availability, cost and quality of materials and components that we purchase from third-party vendors and any problems or delays in the fabrication, assembly, testing or delivery of our products;
•the availability of production capacity at our third-party wafer fabrication facilities or other third-party subcontractors and other interruptions in the supply chain, including as a result of materials shortages, bankruptcies or other causes;
•supply constraints for and changes in the cost of the other components incorporated into our customers’ products;
•the utilization of our internal manufacturing operations;
•our ability to reduce the manufacturing costs of our products;
•fluctuations in manufacturing yields;
•the changes in our product mix or customer mix;
•competitive pressures resulting in lower than expected ASPs;
•the timing of expenses related to the acquisition of technologies or businesses;
•product rates of return or price concessions in excess of those expected or forecasted;
•the emergence of new industry standards;
•product obsolescence;
•unexpected inventory write-downs or write-offs;
•costs associated with litigation over intellectual property rights and other litigation;
•the length and unpredictability of the purchasing and budgeting cycles of our customers;
•loss of key personnel or the inability to attract qualified engineers;
•the quality of our products and any remediation costs;
•adverse changes in economic conditions in various geographic areas where we or our customers do business;
•the general industry conditions and seasonal patterns in our target end markets, particularly the automotive market;
•other conditions affecting the timing of customer orders or our ability to fill orders of customers including customers subject to export control or U.S. economic sanctions; and
•geopolitical events, such as war, threat of war or terrorist actions, or the occurrence of pandemics, epidemics or other outbreaks of disease, including the current COVID-19 pandemic, or natural disasters, and the impact of these events on the factors set forth above.
We may experience a delay in generating or recognizing revenues for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected net sales for that quarter and are generally cancelable or reschedulable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our net sales objectives and failure to fulfill such orders by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. In addition, we maintain an infrastructure of facilities and human resources in several locations around the world and have a limited ability to reduce the expenses required to maintain such infrastructure. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted net sales or changes in levels of our customers’ forecasted demand could materially and adversely impact our business, financial condition and results of operations. Due to our limited ability to reduce expenses, in the event our revenues decline or our net sales do not meet our expectations, it is likely that in some future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. As a result of these factors, our operating results may vary significantly from quarter to quarter. Accordingly, we believe that period-to-period comparisons of our results of operations should not solely be relied upon as indications of future performance. Any shortfall in net sales or net income from a previous quarter or from levels expected by the investment community could cause a decline in the trading price of our stock.
Our dependence on our manufacturing operations in the Philippines exposes us to certain risks that may harm our business.
We rely heavily on the manufacturing operations of the AMPI Facility, which operates as our primary internal assembly and testing facility. We depend primarily on the AMPI Facility for our sensor and power products and, if this facility suspends operations, our ability to assemble and test our products could be materially impaired. Furthermore, any disruption in operations at the AMPI Facility could adversely affect our ability to meet customer demand in a timely manner, or at all, which would lead to a reduction in our net sales and may adversely affect our reputation and customer relationships, potentially resulting in longer-term harm to our business. In addition, an earthquake, fire, flood or other natural or man-made disaster, as well as a pandemic, epidemic or other outbreak of infectious disease, including the current COVID-19 pandemic, strikes, political or civil unrest, or any number of other factors beyond our control could also disable such facility, causing catastrophic losses. Although we supplement the assembly capabilities at the AMPI Facility with several other external or independent assembly subcontractors throughout Asia, if our manufacturing operations at the AMPI Facility are obstructed or hampered, it could take a considerable length of time, at an increased cost, for us to resume manufacturing at another location, which could materially harm our manufacturing efficiency and capacity, delay production and shipments and result in costly expenditures to repair or replace this facility.
To ensure continued product manufacturing (including assembly and testing of our products), we may be required to establish or invest in alternative manufacturing facilities. Any attempt to establish or invest in alternative manufacturing facilities, however, could increase our costs, negatively affect our profitability, and limit our ability to maintain competitive prices for our products, which would negatively impact our competitive position. While we rely on the AMPI Facility as our primary manufacturing facility for our select sensor and power products, we are aware that only a few alternative manufacturing facilities have the capability to assemble and test our most advanced and complex products and if we are forced to engage such alternative manufacturing facilities, we may encounter difficulties and incur additional costs.
Accordingly, we cannot guarantee that we will be able to manage the risks and challenges associated with our dependence on the AMPI Facility, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our net sales are generated through distributors, which subjects us to certain risks.
We sell our products worldwide through multiple sales channels, including through our direct sales force, distributors and independent sales representatives, which resell our products to numerous end customers. A significant portion of our net sales are made to distributors, accounting for approximately 37.3% and 25.2% of our net sales in fiscal years 2021 and 2020, respectively, excluding our distribution relationship with Sanken in Japan, which represented approximately 17.7% and 17.3% of our net sales in fiscal years 2021 and 2020, respectively. The impairment or termination of our relationships with our distributors, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations, could materially and adversely affect our ability to generate revenue and profits. Because our distributors control the relationships with end customers, if our relationship with any distributor ends, we could also lose our relationships with their customers. Furthermore, our success is partially dependent on the willingness and ability of the sales representatives and other employees of our distributors to diligently sell our products. However, we cannot guarantee that they will be successful in marketing our products. In addition, because our distributors do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with one of their other suppliers. Because we do not control the sales representatives and other employees of our distributors, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we may not have staff in one or more of the locations covered by our distributors, which makes it particularly difficult for us to monitor their performance. While we may take steps to mitigate the risks associated with noncompliance by our distributors, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by the sales representatives and other employees of our distributors that are beyond our control could result in flat or declining sales in a given geographic area, harm to the reputation of our company or our products, or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition to the risk of losing customers, the operation of local laws and our agreements with our distributors could make it difficult for us to replace a distributor we feel is underperforming. In addition, as discussed above, our distribution relationship with Sanken in Japan has historically accounted for a significant portion of our total net sales. Though we believe we would be able to establish relationships with new distributors or otherwise increase the business we do with our existing distributors if our distribution relationship with Sanken were to become impaired, we cannot guarantee we would be able to do so on a timely basis or at all, or that we would be able to realize a similar level of net sales as under our current arrangements.
Events beyond our control could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to make, transport and sell products in coordination with our suppliers, customers (including OEMs), distributors and third-party manufacturers or other subcontractors is critical to our success. Damage or disruption to our supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, disease, fire, explosion, cyber-attacks, terrorism, pandemics, epidemics or other outbreaks of infectious disease, strikes, civil unrest, repairs or enhancements at facilities manufacturing or distributing our products or other reasons could impair our ability to manufacture, sell, and deliver products on a timely basis or at all.
Similarly, disruptions in the operations of our key suppliers, third-party wafer fabrication partners or other contract manufacturers, and our compelled the transition to other suppliers or third-party manufacturers could lead to supply chain problems and otherwise impair or delay our ability to deliver products to our customers on a timely basis or at all.
Other companies in our industry may be affected differently by natural disasters or other disruptions depending on the location of their suppliers, operations and customers. In addition, many of our competitors are larger companies with more substantial financial and other resources and, as a result, may be better able to plan for, withstand or otherwise mitigate the effects of any such disruption. While we may take steps to plan for or address the occurrence of any such event, we cannot guarantee that we will be successful. If we fail to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a wafer or packaging component is sourced from a limited number of locations or suppliers, could adversely affect our business, financial condition, results of operations and cash flows and/or require additional resources to restore our supply chain.
Our business, financial condition, results of operations, liquidity and prospects have been, and may continue to be, adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, including the current COVID-19 pandemic.
Public health threats, such as COVID-19, influenza and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred in various parts of the world in which we operate could adversely impact our operations, as well as the operations of our customers, end users of our products, and our and their respective vendors, suppliers and other business partners. Any of these public health threats and related consequences could adversely affect our financial results.
COVID-19, a potentially deadly respiratory tract infection caused by the SARS-CoV-2 virus, has spread rapidly and enveloped most of the world, causing a global public health crisis. On March 11, 2020, the COVID-19 outbreak was declared a pandemic by the World Health Organization. The pandemic has resulted in national and local governments in affected countries around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines and other emergency public health measures and have implemented substantial lockdown measures, and additional countries and local governments may enact similar policies. In addition, the federal government and all of the states in the United States, have declared a state of emergency or similar disaster declaration, and many states and other jurisdictions where we have operations have implemented “shelter in place” and “stay-at-home” orders, workplace closures, business curtailments and other similar measures. The measures implemented by various authorities in response to the COVID-19 pandemic have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations and to attend trade shows, investor conferences and other events. These restrictions have had, and future prevention and mitigation measures are also likely to have, an adverse impact on global economic conditions, which could further affect our operations. The considerable uncertainty regarding the economic impact of the COVID-19 pandemic is likely to result in sustained market turmoil, which could also negatively impact our business, financial condition and cash flows.
These current and potential future measures that could restrict access to our facilities, limit manufacturing and support operations and place restrictions on our workforce, suppliers and other business partners have impacted and may further impact our workforce and operations, the operations of our customers and end users of our products, and those of our respective vendors, suppliers and other business partners. The disruptions to our operations caused by the COVID-19 pandemic may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer service efforts that we cannot fully mitigate through remote or other alternative work arrangements. In addition, the severe global economic disruption, including recession, depression or other sustained adverse market impact caused by the COVID-19 pandemic, may cause our customers and end-users of our products to suffer significant economic hardship and potentially even go out of business, which could result in decreased demand for our products and materially and adversely affect our business, results of operations, financial condition, including liquidity and prospects. To the extent that the COVID-19 pandemic adversely affects our business, financial condition, results of operations or liquidity, it may also heighten many of the other risks discussed in this Annual Report. For instance, if the business impacts of COVID-19 continue for an extended period, this could cause us to recognize impairments for goodwill and certain long-lived assets including amortizable intangible assets.
The impact of the COVID-19 pandemic continues to evolve and its duration and ultimate disruption to our business and the businesses of our customers and end-users, the overall demand for our products, our supply chain, and the related financial impact to us, as well as any similar disruptions that may result from any future pandemic, epidemic or other outbreak of infectious disease, will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the pandemic, its severity, the effectiveness of actions to contain the virus or treat its impact and how quickly and to what extent normal economic and operating conditions can resume, among others. The longer any such disruption continues, however, the more severe and adverse we would expect the effect to be on our business, financial condition, results of operations and liquidity. Even after the COVID-19 pandemic has lessened or subsided, we may continue to experience adverse impacts on our business, financial condition and results of operations as a result of its global economic impact. As new information regarding COVID-19 continues to emerge, it is difficult to predict the full extent to which the disease adversely impacts our financial performance. Additionally, weaker economic conditions generally could result in impairment in value of our tangible or intangible assets and our ability to raise additional capital, if needed.
If we fail in a timely and cost-effective manner to develop new product features or new products that address customer preferences and achieve market acceptance, our operating results could be adversely affected.
Our customers are constantly seeking new products with more features and functionality at a lower cost, and our success relies heavily on our ability to continue to develop and market to our customers new and innovative products and improvements of existing products. In order to respond to new and evolving customer demands, achieve strong market share and keep pace with new technological, processing and other developments, we must constantly introduce new and innovative products into the market. Although we strive to respond to customer preferences and industry expectations in the development of our products, we may not be successful in developing, introducing or commercializing any new or enhanced products on a timely basis or at all. Further, if initial sales volumes for new or enhanced products do not reach anticipated levels within the time periods we expect, we may be required to engage in additional marketing efforts to promote such products and the costs of developing and commercializing such products may be higher than we predict. Moreover, new and enhanced products may not perform as expected. We may also encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase our costs and disrupt our supply of such products.
A fundamental shift in technologies, the regulatory climate or demand patterns and preferences in our existing product markets or the product markets of our customers or end-users could make our current products obsolete, prevent or delay the introduction of new products or enhancements to our existing products or render our products irrelevant to our customers’ needs. If our new product development efforts fail to align with the needs of our customers, including due to circumstances outside of our control like a fundamental shift in the product markets of our customers and end users or regulatory changes, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.
To continue to grow, we must continue to expand our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support our future operations. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected. Our failure to adequately manage our growth, improve our operational, financial and management information systems, or effectively motivate and manage our new and future employees could adversely affect our business, financial condition and results of operations.
We depend on growth in the end markets that use our products. Any slowdown in the growth of these end markets could adversely affect our financial results.
Our continued success will depend in large part on general economic growth and growth within our target markets in the automotive and industrial sectors. Factors affecting these markets could seriously harm our customers and, as a result, harm us, including:
•reduced sales of our customers’ products;
•the effects of catastrophic and other disruptive events at our customers’ offices or facilities including, but not limited to, natural disasters, telecommunications failures, cyber-attacks, terrorist attacks, pandemics, epidemics or other outbreaks of infectious disease, including the current COVID-19 pandemic, breaches of security or loss of critical data;
•increased costs associated with potential disruptions to our customers’ supply chain and other manufacturing and production operations;
•the deterioration of our customers’ financial condition;
•delays and project cancellations as a result of design flaws in the products developed by our customers;
•the inability of customers to dedicate the resources necessary to promote and commercialize their products;
•the inability of our customers to adapt to changing technological demands resulting in their products becoming obsolete; and
•the failure of our customers’ products to achieve market success and gain broad market acceptance.
Any slowdown in the growth of these end markets could adversely affect our financial results. For example, a significant element of our growth strategy depends on the increasing adoption of mild hybrid, hybrid and electric vehicles, which are expected to have higher sensor and power product content. If anticipated demand in the end market for these vehicles does not materialize, it would adversely affect demand for our products from customers and impact our ability to execute our growth strategy.
The loss of one or more significant end customers could have a material adverse effect on our business and results of operations.
We believe no end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal year 2021. However, the loss of or a significant reduction in business with a significant end customer, particularly in the automotive market, could have a material adverse effect on our net sales and, in turn, on our overall business, financial condition and results of operations.
Our competitive position could be adversely affected if we are unable to meet customers’ quality requirements.
Semiconductor IC suppliers must meet increasingly stringent quality standards of certain OEMs and customers, particularly for automotive applications. While our quality performance to date has generally met these requirements, we may experience problems in achieving acceptable quality results in the manufacture of our products, particularly in connection with the production of new products or adoption of a new manufacturing process. Our failure to achieve acceptable quality levels could adversely affect our business results.

The nature of the design win process requires us to incur expenses without any guarantee that research and development efforts will generate net sales, which could adversely affect our financial results.
We focus on winning competitive bid selection processes, called “design wins,” to develop products for use in our customers’ products. These lengthy selection processes may require us to incur significant expenditures and dedicate valued engineering resources to the development of new products without any assurance that we will achieve design wins. If we incur such expenditures and fail to be selected in the bid selection process, our operating results may be adversely affected. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or an enhanced version of semiconductor products from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure an initial design win for any of our products to any particular customer, we may lose the opportunity to make future sales of those products to that customer for a significant period of time or at all and experience an associated decline in net sales relating to those products. This phenomenon is typical in the automotive market. Failure to achieve initial design wins may also weaken our position in future competitive selection processes because we may not be perceived as an industry leader.
Even if we succeed in securing design wins for our products, we may not generate timely or sufficient net sales or margins from those wins and our financial results could suffer.
After incurring significant design and development expenditures and dedicating engineering resources to achieve a single initial design win for a product, a substantial period of time generally elapses before we generate meaningful net sales relating to such product, if at all. The reasons for this delay include, among other things, the following:
•changing customer requirements, resulting in an extended development cycle for the product;
•delay in the ramp-up of volume production of the customer’s products into which our solutions are designed;
•delay or cancellation of the customer’s product development plans;
•competitive pressures to reduce our selling price for the product;
•the discovery of design flaws, defects, errors or bugs in the products;
•lower than expected customer acceptance of the solutions designed for the customer’s products;
•lower than expected acceptance of our customers’ products; and
•higher manufacturing costs than anticipated.
If we do not continue to achieve design wins in the short term, we may not be able to achieve expected net sales levels associated with these design wins. If we experience delays in achieving such sales levels, our operating results could be adversely affected. Moreover, even if a customer selects our product, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or our customer’s efforts to market and sell its product may not be successful.
Changes in government trade policies, including the imposition of tariffs and export restrictions, could limit our ability to sell products to certain customers or limit demand from certain customers, which may materially and adversely affect our sales and results of operations.
U.S. public officials have, from time to time, made public statements indicating possible significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade policy, including imposing new or increased tariffs on certain goods imported into the United States. Since we manufacture our products outside the United States, such changes, if adopted, could have a disproportionate impact on our business and make our products more expensive and less competitive in domestic markets. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers in place of non-Chinese suppliers like us, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, which could materially and adversely impact our business, financial condition and results of operations.

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries and/or to certain customers, particularly in China. For example, the United States and China have imposed a number of tariffs and other restrictions on items imported or exported between the United States and China, and have proposed to impose a number of additional tariffs. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The institution of trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for our business.
Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.
We face an inherent business risk of exposure to warranty and product liability claims if products fail to perform as expected or is alleged to result in bodily injury, death, and/or property damage. In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. Some OEMs expect suppliers to warrant their products for longer periods of time and are increasingly looking to them for contribution when faced with product liability claims or recalls. For example, some of our products are used in automotive safety systems, the failure of which could lead to injury or death. We carry various commercial liability policies, including umbrella/excess policies which provide some protection against product liability exposure. However, a successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, could have adverse effects on our business results. Further, in the future it is possible that we will not be able to obtain insurance coverage in the amounts and for the risks we seek at policy costs and terms we desire.
Additionally, in the event that our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially and adversely affect our business, results of operations and financial condition.
Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial and political risks that could adversely affect our financial results.
For fiscal years 2021 and 2020, approximately 86.1% and 81.7%, respectively, of our net sales were to customers outside of the United States. In addition, a substantial majority of our products are assembled and tested at facilities outside of the United States. Our principal assembly and test facility is located in the Philippines at our AMPI Facility. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, including public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
•changes in a specific country’s or region’s political, regulatory or economic conditions;
•a pandemic, epidemic or other outbreak of an infectious disease, including the current COVID-19 pandemic, which may cause us or our distributors, vendors and/or customers to temporarily suspend operations in the affected city or country;
•compliance with a wide variety of domestic and foreign laws and regulations (including those of municipalities or provinces where we have operations) and unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes, social insurance contributions and other payroll taxes and fees to governmental entities, tariffs, quotas, export controls, export licenses and other trade barriers;
•unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action, unfavorable foreign exchange controls and currency exchange rates;
•the risk of substantial penalties and litigation related to violations of a wide variety of laws, treaties and regulations, including labor regulations and anti-corruption regulations (including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act);
•difficulties and costs of staffing and managing international operations across different geographic areas and cultures;

•potential political, legal and economic instability, armed conflict, and civil unrest in the countries in which we and our customers, suppliers and contract manufacturers are located;
•difficulty and costs of maintaining effective data security;
•inadequate protection of intellectual property;
•transportation and other supply chain delays and disruptions;
•nationalization and expropriation;
•restrictions on the transfer of funds to and from foreign countries, including withholding taxes and other potentially negative tax consequences;
•unfavorable and/or changing foreign tax treaties and policies; and
•increased exposure to general market and economic conditions outside of the U.S.
These factors, individually or in combination, could impair our ability to effectively operate one or more of our foreign facilities or deliver our products, result in unexpected and material expenses, or cause an unexpected decline in the demand for our products in certain countries or regions. Our failure to manage the risks and challenges associated with our international business and operations could have a material adverse effect on our business.
End-user demand for certain HEVs, EVs and green energy products often depends on the availability of rebates, tax credits and other financial incentives. The reduction, modification, expiration or elimination of such government economic incentives could reduce end-user demand and thus affect our customers’ demand for our products.
The U.S. federal government, some state and local governments, as well as foreign governments provide certain incentives to end-users and purchasers of certain HEVs, EVs and green energy products in the form of rebates, tax credits and other financial incentives. End-users often rely on these governmental rebates, tax credits and other financial incentives to significantly lower the purchase price of these products. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. Any slowdown in end-user demand for our products as a result of such changes to these incentives could adversely affect our business, financial condition and results of operations.
We will lose sales if we are unable to obtain government authorization to export certain of our products, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
Exports of certain of our products and other products, including Voxtel products, are subject, or could be subject in the future, to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce and a small number of our products are subject to export controls imposed by the International Traffic in Arms Regulations (“ITAR”), administered by Department of State’s Directorate of Defense Trade Controls. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (“EAR”), administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the ITAR require a license. Certain of our products are subject to EAR and some products, including certain products developed with government funding, are subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
Failure to obtain export licenses for our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our net sales and materially and adversely affect our business, financial condition and results of operations.

Changing currency exchange rates may adversely affect our business, financial condition, results of operations and cash flows.
We have operations and assets in the U.S. as well as foreign jurisdictions and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, fluctuations in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business, financial condition, results of operations and cash flows may be negatively affected.
We have pursued and expect to continue to pursue acquisitions of and investments in new businesses, products or technologies, joint ventures and other strategic transactions that involve numerous risks and could disrupt our business and harm our financial condition and results of operations.
As part of our business strategy, we make acquisitions of and investments in new businesses, products and technologies and enter into joint ventures and other strategic relationships in the ordinary course. Our ability to grow our revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at acceptable prices, realize anticipated synergies and make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and the trading price of our common stock. Promising acquisitions and investments are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on a timely basis and on acceptable terms. In addition, competition for acquisitions and investment may result in higher purchase prices. Changes in accounting or regulatory requirements or instability in the credit markets could also adversely impact our ability to consummate acquisitions and investments on acceptable terms or at all.
In addition, even if we are able to consummate acquisitions and enter into joint ventures and other strategic relationships, these transactions and relationships present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs, negatively affect our growth rate and the trading price of our common stock, and may have a material adverse effect on our business, financial condition and results of operations. In addition, any acquisition, investment, joint venture or other strategic transaction we may enter into in the future, involve a number of additional financial, accounting, managerial, operational, legal, regulatory and other risks, which may include, among others:
•Any business, technology, service or product that we acquire or invest in could under-perform relative to our expectations and the price that we paid or not perform in accordance with our anticipated timetable, or we could fail to operate any such business profitably.
•We may incur or assume significant debt in connection with our acquisitions, joint ventures and other strategic relationships, which could also cause a deterioration of our credit ratings, result in increased borrowing costs and interest expense and diminish our future access to the capital markets. Alternatively, we may issue additional equity securities, which could dilute your ownership and voting power.
•Acquisitions, joint ventures and other strategic relationships could cause our financial results to differ from our historical results or the investment community’s expectations.
•Pre-closing and post-closing earnings charges could adversely impact operating results in any given period, and the impact may be substantially different from period to period.
•Acquisitions, joint ventures and other strategic relationships could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address.

•We could experience difficulty in integrating personnel, operations and financial and other controls and systems and retaining key employees and customers.
•We may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition, joint venture or other strategic relationship.
•We may assume unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s or investee’s activities and the realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position and/or cause us to fail to meet our public financial reporting obligations.
•In connection with acquisitions and joint ventures, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results.
•As a result of our acquisitions, we may record significant goodwill and other assets on our balance sheet and if we are not able to realize the value of these assets, or if the fair value of our investments declines, we may be required to incur impairment charges.
•We may have interests that diverge from those of our joint venture partners or other strategic partners and we may not be able to direct the management and operations of the joint venture or other strategic relationship in the manner we believe is most appropriate, exposing us to additional risk.
•Investing in or making loans to early-stage companies often entails a high degree of risk, and we may not achieve the strategic, technological, financial or commercial benefits we anticipate; we may lose our investment or fail to recoup our loan; or our investment may be illiquid for a greater-than-expected period of time.
Furthermore, potential acquisitions, investments, joint ventures and other strategic transactions, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. This, and any of the risks set forth above, could materially and adversely affect our business, financial condition, results of operations and profitability.
Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and the availability of borrowings under our credit facilities and other debt, equity or other applicable financing arrangements. We believe that our existing cash resources and our access to the capital markets, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
•market acceptance of our products;
•the need to adapt to changing technologies and technical requirements;
•the existence of opportunities for expansion; and
•access to and availability of sufficient management, technical, marketing and financial personnel.
If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations and our ability to incur additional debt or engage in other capital-raising activities. We have not made arrangements to obtain additional financing and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow and support our business and respond to business opportunities and challenges could be significantly limited.

Our indebtedness may limit our flexibility to operate our business and adversely affect our financial health and competitive position.
As of March 26, 2021, we had $25.0 million in aggregate principal amount of debt outstanding under our Term Loan Facility (as defined herein), no debt outstanding under our Revolving Credit Facility and $50.0 million of additional borrowings available thereunder. In order to service this indebtedness, and any additional indebtedness or other long-term obligations we may incur in the future, we need to generate sufficient levels of cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient levels of cash from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.
In addition, the agreements governing the Senior Secured Credit Facilities (as defined herein) contain, and any agreements evidencing or governing other future indebtedness may also contain, certain covenants that limit our and our restricted subsidiaries’ ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants limit our and our restricted subsidiaries’ ability to, among other things:
•incur additional indebtedness, or issue equity interests that have features similar to indebtedness;
•incur liens;
•make investments, including acquisitions and investments in joint ventures;
•merge, consolidate, amalgamate, divide, dissolve or liquidate;
•pay dividends or make other distributions to their equityholders, or redeem, repurchase or retire equity interests;
•prepay indebtedness that ranks junior in right of payment to the Senior Secured Credit Facilities;
•amend the documents governing such junior indebtedness;
•sell our assets outside the ordinary course of business;
•engage in transactions with affiliates;
•agree to negative pledge clauses that conflict with the obligation to secure the Senior Secured Credit Facilities, or agree to restrictions on the ability of subsidiaries make distributions to the loan parties;
•amend our organizational documents in a manner materially adverse to the interest of the lenders;
•change our line of business from that conducted as the date of such agreements; and
•change our fiscal year or method of determining fiscal quarters or fiscal months.
Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, our lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding, terminate any commitment to extend further credit and foreclose on any collateral granted to them to secure such indebtedness. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may be able to incur significant additional indebtedness in the future. While the agreements governing our Senior Secured Credit Facilities generally restrict our and our restricted subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to important and significant exceptions and limitations. Also, these agreements generally do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our indebtedness described above will increase.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and market our products could be harmed, which in turn could adversely affect our financial results.
Our success depends to a large extent upon the continued services of our executive officers, managers and skilled personnel, including our development engineers. In particular, we are highly dependent on the services of Ravi Vig, our Chief Executive Officer, who, after over 30 years of service with our company, has been critical in the development and growth of our business and strategic direction. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. Generally, our employees are not bound by obligations that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Moreover, our employees are generally not subject to non-competition agreements. Given these limitations, we may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. In addition, we recruit from a limited pool of engineers with expertise in analog mixed-signal semiconductor design and the competition for such personnel can be intense. The loss of one or more of our executive officers, particularly Ravi Vig, our Chief Executive Officer, or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to our product development efforts and could have a material adverse effect on our business, financial condition and results of operations. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services, any of which would adversely affect our business, financial condition and results of operations.
Risks Related to our Information Technology, Intellectual Property, and Data Security and Privacy
If we are unable to protect our proprietary technology and inventions through patents, our ability to compete successfully and our financial results could be adversely impacted.
We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of March 26, 2021, we owned 1,117 patents, including 596 active U.S. patents (with expiration dates between 2022 and 2039), with an additional 382 pending patent applications, including 157 U.S. patent applications. Maintenance of patent portfolios, particularly outside of the U.S., is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
Additionally, it is difficult and costly to monitor the use of our intellectual property. It may be the case that our intellectual property is already being infringed and infringement may occur in the future without our knowledge. The difficulty and failure to identify any violations of our intellectual property rights could materially and adversely affect our business, financial condition and result of operations and hurt our competitive advantage.
If we are unable to protect our proprietary technology and inventions through trade secrets, our competitive position and financial results could be adversely affected.
We seek to protect our proprietary technology and inventions, particularly those relating to our manufacturing processes, as trade secrets. In the United States, trade secrets are protected under the federal Economic Espionage Act of 1996 and the Defend Trade Secrets Act of 2016 (the “Defend Trade Secrets Act”), and under state law, with many states having adopted the Uniform Trade Secrets Act (the “UTSA”) and several of which that have not. In addition to these federal and state laws inside the United States, under the World Trade Organization’s Trade Related-Aspects of Intellectual Property Rights Agreement, trade secrets are to be protected by World Trade Organization member states as “confidential information.” Under the UTSA and other trade secret laws, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. In addition, the full benefit of the remedies available under the Defend Trade Secrets Act requires specific language and notice requirements present in the relevant agreements, which may not be present in all of our agreements. While we require our officers, employees, consultants, distributors, and existing and prospective customers and collaborators to sign confidentiality agreements and take various security measures to protect unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. The semiconductor industry is generally subject to high turnover of employees, so the risk of trade secret misappropriation may be amplified. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.
Our ability to compete successfully depends in part on our ability to commercialize our products without infringing the patent, trade secret or other intellectual property rights of others.
To the same extent that we seek to protect our technology and inventions with patents and trade secrets, our competitors and other third parties do the same for their technology and inventions. We have no means of knowing the content of patent applications filed by third parties until they are published. It is also difficult and costly to continuously monitor the intellectual property portfolios of our competitors to ensure our technologies do not violate the intellectual property rights of any third parties.
The semiconductor industry is ripe with patent assertion entities and is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights. As a public company with an increased profile and visibility, we may receive similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third-party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following:
•discontinue selling, importing or using certain technologies that contain the allegedly infringing intellectual property which could cause us to stop manufacturing certain products;
•seek to develop non-infringing technologies, which may not be feasible;
•incur significant legal expenses;
•pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or
•seek licenses for the infringed technology that may not be available on commercially reasonable terms, if at all.
If a third party causes us to discontinue the use of any of our technologies, we could be required to design around those technologies. This could be costly and time consuming and could have an adverse effect on our financial results. Any significant impairments of our intellectual property rights from any litigation we face could materially and adversely impact our business, financial condition, results of operations and our ability to compete in our industry.
We may be subject to disruptions or breaches of our information technology systems that could irreparably damage our reputation and our business, expose us to liability and materially and adversely affect our results of operations.
We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.
In conducting our business, we routinely collect and store sensitive data, including proprietary technology and information about our business and our customers, suppliers and business partners, including proprietary technology and information owned by our customers. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We may be subject to disruptions or breaches of our secured network caused by computer viruses, illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism or employee error. Our security measures, those of our third-party service providers, or our customers may not detect or prevent such security breaches. The costs to us to reduce the risk of or alleviate cyber security breaches and vulnerabilities could be significant. Any type of security breach, attack or misuse of data, whether experienced by us or an associated third party, could harm our reputation or deter existing or prospective customers from using our products and applications, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations, divert management focus away from other priorities, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by payment networks and adversely affect our continued payment network registration and financial institution sponsorship. Moreover, any such compromise of our information security could result in the misappropriation or unauthorized publication of our confidential business or proprietary information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liabilities for customer claims. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.
In the United States and other jurisdictions in which we operate, we are subject to various consumer protection laws and related regulations. If we are found to have breached any consumer protection laws or regulations in any such jurisdiction, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
As part of our business, we collect information about individuals, also referred to as personal data, and other potentially sensitive and/or regulated data from our customers. Laws and regulations in the United States and around the world restrict how personal information is collected, processed, stored, used and disclosed, set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information.
In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act that requires, among other things, new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information.
Several foreign jurisdictions, including the EU, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EU General Data Protection Regulation (“GDPR”) implemented stringent operational requirements for the use of personal data. The European regulatory regime also includes laws which, among other things, require EU member states to regulate marketing by electronic means and the use of web cookies. Each EU member state has transposed the requirements of these laws into its own national data privacy regime, and therefore the laws may differ between jurisdictions.
The GDPR introduced more stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years) and require organizations to erase an individual’s information upon request, implement mandatory data breach notification requirements and additional new obligations on data processors. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices. For example, under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher). We may also be subject to other liabilities, as well as negative publicity and a potential loss of business.
Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, limit our ability to develop new products and features and subject us to increased compliance obligations and regulatory scrutiny.

Risks Related to Regulatory Compliance
Our failure to comply with the large body of laws and regulations to which we are subject could have a material adverse effect on our business and operations.
We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These laws and regulations (and the government agency responsible for their enforcement in the United States) cover: radio frequency emission regulatory activities (Federal Communications Commission); anti-trust regulatory activities (Federal Trade Commission and Department of Justice); consumer protection laws (Federal Trade Commission); import/export regulatory activities (Department of Commerce); product safety regulatory activities (Consumer Products Safety Commission); worker health and safety (Occupational Safety and Health Administration and similar state and local agencies); environmental protection (Environmental Protection Agency and similar state and local agencies); employment matters (Equal Employment Opportunity Commission); and tax and other regulations by a variety of regulatory authorities in each of the areas in which we conduct business. In certain jurisdictions, regulatory requirements in one or more of these areas may be more stringent than in the United States.
In the area of employment matters, we are subject to a variety of federal, state and foreign employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the WARN Act and other regulations related to working conditions, wage and hour pay, overtime pay, employee benefits, anti-discrimination, and termination of employment. Noncompliance with any of these applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. In certain instances, former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay damages, attorneys’ fees and costs. These enforcement actions could harm our reputation, business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.
Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.
We have extensive international operations and a substantial portion of our business, particular with respect to our manufacturing processes, is conducted outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control.
Though we maintain policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with U.S. trade control laws, our employees or agents may nevertheless engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption or trade controls laws, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, cause significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our reputation, our net sales or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or perceived violations of anti-corruption, anti-bribery or trade control laws and regulations.

In order to comply with environmental and occupational health and safety laws and regulations, we may need to modify our activities or incur substantial costs, and such laws and regulations, including any failure to comply with such laws and regulations, could subject us to substantial costs, liabilities, obligations and fines, or require us to have our suppliers alter their processes.
The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing pollution, environmental protection and occupational health and safety, including those relating to the release, storage, use, discharge, handling, generation, transportation, disposal, and labeling of, and human exposure to, hazardous and toxic materials, product composition, and the investigation and cleanup of contaminated sites, including sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. In addition, we may be strictly liable for joint and several costs associated with investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws and regulations. Failure to comply with such laws and regulations could subject us to civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In the event of an incident involving hazardous materials, we could be liable for damages and such liability could exceed the amount of any liability insurance coverage and the resources of our business. In addition, in the event of the discovery of contaminants or the imposition of clean up obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies impose requirements for the elimination and/or labeling of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), in electronic equipment, as well as requirements related to the take-back of products discarded by customers. For example, the EU adopted its RoHS which prohibits, with specified exceptions, the sale in the EU market of electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials and China has enacted similar regulations. Environmental and occupational health and safety laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.
Risks Related to Ownership of Our Common Stock
Our principal stockholders Sanken and OEP will continue to have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and otherwise affect the prevailing market price of our common stock.
Our principal stockholders Sanken and OEP beneficially own, in the aggregate, approximately 68.4% of our outstanding common stock. In addition, Sanken currently intends to maintain its majority ownership interest in us. The Stockholders’ Agreement gives each of Sanken and OEP SKNA, L.P., a fund affiliated with OEP (the “OEP Investor”) (in each case, for so long such party beneficially owns at least 5% of our common stock) certain rights with respect to the composition of our board of directors, including certain rights to designate members of our board of directors. As a result, these stockholders and their affiliates will have significant influence over the management and affairs of our company, as well as the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our other stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to any director or stockholder who is not employed by us or our subsidiaries.
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors and other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our Certificate of Incorporation provides that the doctrine of “corporate opportunity” does not apply with respect to the OEP Investor or its affiliates (other than us and our subsidiaries), including any of its or their respective principals, members, directors, partners, stockholders, officers, employees or other representatives (other than any such person who is also an employee of ours or our subsidiaries) or to any director or stockholder who is not employed by us or our subsidiaries (collectively, “Exempted Persons”). The Exempted Persons therefore have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any other director or stockholder who is not employed by us or our subsidiaries.
As a result, the Exempted Persons are generally not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with any one or more of these parties, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. To the extent we find ourselves in competition with Exempted Persons, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business, financial condition, results of operations or prospects.
Our stock price may be volatile, and investors in our common stock may not be able to resell shares of our common stock at or above the price paid, or at all.
If you purchase shares of our common stock, you may not be able to resell those shares at or above the purchase price, or at all. Since our initial public offering (“IPO”), the trading price of our common stock has fluctuated, from as low as $16.78 per share to as high as $34.66 per share through March 26, 2021. The trading price of our common stock is likely to continue to fluctuate in the future in response to various factors, many of which are beyond our control, including, but not limited to:
•variations in our actual or anticipated annual or quarterly operating results or those of others in our industry;
•results of operations that otherwise fail to meet the expectations of securities analysts and investors;
•changes in earnings estimates or recommendations by securities analysts, or other changes in investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;
•market conditions in the semiconductor industry;
•publications, reports or other media exposure of our products or those of others in our industry, or of our industry generally;
•announcements by us or others in our industry, or by our or their respective suppliers, distributors or other business partners, regarding, among other things, significant contracts, price reductions, capital commitments or other business developments, the entry into or termination of strategic transactions or relationships, securities offerings or other financing initiatives, and public reaction thereto;
•additions or departures of key management personnel;
•regulatory actions involving us or others in our industry, or actual or anticipated changes in applicable government regulations or enforcement thereof;
•the development and sustainability of an active trading market for our common stock;
•sales, or anticipated sales, of large blocks of our common stock;
•technical factors in the public trading market for our common stock that may produce price movements that may or may not comport with macro, industry or company-specific fundamentals, including, without limitation, the sentiment of retail investors (including as may be expressed on financial trading and other social media sites), the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging or other technical trading factors;
•general economic conditions; and other factors discussed in this “Risk Factors” section and elsewhere in this Annual Report.

Furthermore, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. These and other factors may cause the market price and demand for our common stock to fluctuate significantly, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our core business operations.
Future sales of shares by our stockholders could cause the market price of our common stock to drop significantly, even if our business is doing well.
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that such sales may occur, could reduce the market price of our common stock. We have outstanding 189,588,161 shares of common stock as of March 26, 2021. We have also filed a registration statement on Form S-8 to register shares of common stock issuable under the 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of those shares sell them or are perceived by the market as intending to sell them. These declines in our stock price could occur even if our business is otherwise doing well.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of existing stockholders.
As of March 26, 2021, we have 810,411,839 shares of common stock authorized but unissued. In addition, our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
We do not expect to declare or pay any dividends on our common stock for the foreseeable future.
We do not intend to pay cash dividends on our common stock for the foreseeable future. Consequently, investors must rely on sales of their shares of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking dividends should not purchase shares of our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and subject to, among other things, our compliance with applicable law, and depending on, among other things, our business prospects, financial condition, results of operations, cash requirements and availability, debt repayment obligations, capital expenditure needs, the terms of any preferred equity securities we may issue in the future, covenants in the agreements governing our current and future indebtedness, other contractual restrictions, industry trends, the provisions of the DGCL affecting the payment of dividends and distributions to stockholders and any other factors or considerations our board of directors may regard as relevant. Furthermore, because we are a holding company, our ability to pay dividends on our common stock will depend on our receipt of cash distributions and dividends from our direct and indirect wholly owned subsidiaries, which may be similarly impacted by, among other things, the terms of any preferred equity securities these subsidiaries may issue in the future, debt agreements, other contractual restrictions and provisions of applicable law.

Provisions in our Certificate of Incorporation and Bylaws and under the DGCL contain anti-takeover provisions that could prevent or discourage a takeover.
Provisions in our Certificate of Incorporation and our Bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:
•a classified board of directors with three-year staggered terms, which may have the effect of deferring, delaying or discouraging hostile takeovers, or changes in control of us or our management;
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by, among other things, the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;
•the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the ability of our board of directors to alter our bylaws without obtaining stockholder approval;
•the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to amend or repeal our bylaws or amend the provisions of our Certificate of Incorporation regarding the election and removal of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•the requirement that a special meeting of stockholders may be called only by a majority of our board of directors, which may delay the ability of our stockholders to force consideration of a proposal or for stockholders controlling a majority of our capital stock to take action, including the removal of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at an annual meeting or special meeting of stockholders, which may discourage or delay a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us until the next stockholder meeting or at all.
In addition, we have opted out of Section 203 of the DGCL but our Certificate of Incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock (subject to certain exceptions, including OEP and its affiliates)) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) will be the exclusive forum for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or stockholders to us or our stockholders; (3) any action asserting a claim against us, any director or our officers and employees arising pursuant to any provision of the DGCL, our Certificate of Incorporation or our Bylaws, or as to which the DGCL confers exclusive jurisdiction on the Delaware Court of Chancery; or (4) any action asserting a claim against us, any director or our officers or employees that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, the rules and regulations thereunder or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Delaware Court of Chancery dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our Certificate of Incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our Certificate of Incorporation described above.
We believe these provisions benefits us by providing increased consistency in the application of the DGCL by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or agents, which may discourage such lawsuits against us and our directors, officers and other employees and agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Failure to comply with requirements to design, implement and maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation and testing. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, pursuant to Section 404, once we are no longer an emerging growth company, provided we then qualify as an “accelerated filer” as defined in Rule 12b-2 under the Exchange Act, we will be required to include in the annual reports that we file with the SEC an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm. When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the costs and burdens of complying with Section 404 will significantly increase.
General Risks
We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and we could remain an emerging growth company until the last day of our fiscal year following the fifth anniversary of the closing of the IPO. For as long as we continue to be an emerging growth company, we may choose to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to:
•not being required to engage an auditor to report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;
•not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•not being required to submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden-parachutes”; and
•not being required to disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.
In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data (in addition to any required interim financial statements and selected financial data) in this Annual Report, and to present correspondingly reduced disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
We have elected to take advantage of this reduced disclosure obligation and certain of the other exemptions described above which are a part of this Annual Report and we may elect to take advantage of these and other reduced reporting requirements in the future. As a result, the information that we provide to our stockholders may be different than the information you might receive from other public reporting companies in which you hold equity interests. In addition, the JOBS Act permits emerging growth companies to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements and the reported results of operations contained therein may not be directly comparable to those of other public companies. We cannot predict whether investors will find our common stock less attractive because of our reliance on these exemptions. If some investors do find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.
We will remain an emerging growth company, and will be able to take advantage of the foregoing exemptions, until the last day of our fiscal year following the fifth anniversary of the closing of our IPO or such earlier time that we otherwise cease to be an emerging growth company, which will occur upon the earliest of (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which will occur as of the end of any fiscal year in which (x) the market value of our common equity held by non-affiliates is $700 million or more as of the last business day of our most recently completed second fiscal quarter, (y) we have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months and (z) have filed at least one annual report pursuant to the Exchange Act.
We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could adversely affect our results of operations or financial condition.
As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could, significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate.
Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. For example, we recently settled a tax audit relating to fiscal years 2016, 2017 and 2018. We exercise significant judgment in determining our worldwide provision for taxes and, in the ordinary course of our business, there may be transactions and calculations where the proper tax treatment is uncertain. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further changes in the tax laws of foreign jurisdictions could arise, in particular, as a result of the base erosion and profit shifting project that was undertaken by the Organization for Economic Co-operation and Development (the “OECD”). The OECD, which represents a coalition of member countries, recommended changes to numerous long-standing tax principles. These changes, if adopted, could increase tax uncertainty and may adversely affect our provision for income taxes and increase our tax liabilities.
If equity research analysts or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or equity research analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, financial performance, stock price or otherwise, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations.
LIBOR and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, there may be adverse impacts on the financial markets generally and interest rates on borrowings under our Senior Secured Credit Facilities may be adversely affected.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Manufacturing, Operations and Facilities
Our operations are primarily conducted at the locations shown below. Our subsidiary, Allegro MicroSystems Philippines Inc., in Manila, Philippines, operates our primary internal assembly and testing facility. Our corporate headquarters is located in Manchester, New Hampshire.

Facility	Facility Functions	Facility Size	Status
Manila, Philippines	Manufacturing –Assembly, Test, Finish	Approximately 370,000 square feet	Facility-Owned, Land (Subject to 9 coordinated leases, the longest of which has a 50-year term (and a 25-year renewal option))
Saraburi, Thailand	Manufacturing – Assembly, Test, Finish	Approximately 210,000 square feet	Owned (closed January 2021, sale planned for fiscal 2022)
Manchester, NH	Corporate Headquarters, Research and Development, Administrative	Approximately 120,000 square feet	Owned
Marlborough, MA	Research and Development, Administrative	Approximately 50,000 square feet	Leased (10-year lease expires in 2028)
We also lease design and applications support centers in the Americas, Asia and Europe. Our decision to open and maintain additional design centers is based on several factors, including the ability to employ talented engineers at efficient costs and to better serve our local customer base.
Our manufacturing strategy consists of a combined internal and external sourcing strategy. This strategy enhances security of supply by providing both internal and external capacity at each stage of the manufacturing process, and has enabled us to reduce our capital requirements, reduce our fixed costs, obtain additional capacity to meet customer needs in periods of high demand and establish wafer process technology collaborations.
Following our completion of the PSL Divestiture in March 2020, we have transitioned to a fabless business model, which we believe will provide us with enhanced security of supply and manufacturing flexibility. In connection with this transaction, we entered into an amendment to our Wafer Foundry Agreement with PSL to provide for a minimum wafer purchase obligation by us from PSL during the initial three-year term of the Wafer Foundry Agreement. Our other fab partners currently include UMC and TSMC. Other than the Wafer Foundry Agreement, we do not have long-term supply agreements in place with our third-party wafer fabrication partners or other suppliers, and we purchase products on a purchase order basis.
The AMPI Facility is our primary internal assembly and testing facility for our sensor and power products, with packaging capabilities and quality standards that meet stringent automotive safety and reliability specification requirements. We also supplement the assembly capabilities of the AMPI Facility with subcontractors throughout Asia, and approximately 52% and 54% of our assembly was outsourced in fiscal 2021 and 2020, respectively.
While our principal test operations are performed at the AMPI Facility, additional test capabilities are available at our Manchester, New Hampshire facility.
We are committed to manufacturing products of the highest quality and performance. We strive to have a “zero-defect” quality culture focused on meeting or exceeding demanding high-temperature automotive quality standards. We strive to comply with industry standards such as IATF 16949:2016 (the automotive sector-specific quality management system standard) and ISO 14001 (a voluntary standard for environmental management published by the International Standards Organization), and we also strive to comply with ISO 26262 ASIL product development standards, RoHS (an EU standard relating to use of certain hazardous substances in products) and similar environmental product requirements. Leading global automotive, industrial, and consumer manufacturers regularly audit our facilities for compliance with these standards as well as with their own customer-specific standards. We are also members of the Responsible Business Alliance, the world’s largest industry coalition dedicated to corporate social responsibility in global supply chains and, in conjunction with our sustainability efforts, we participate in the Carbon Disclosure Project, a global environmental disclosure system designed to enable companies and governments to disclose and manage their carbon emissions.
Item 3. Legal Proceedings.
We are currently not a party to any material legal proceedings. We may from time to time become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “ALGM”. As of May 10, 2021 there were 189,593,243 shares of our common stock held by approximately 40 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Dividends
In October 2020, we paid a cash dividend in the aggregate amount of $400.0 million to holders of our Class A common stock (see Note 17, “Common Stock and Stock-Based Compensation” to the consolidated financial statements). We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and the repayment of outstanding debt. Therefore, we do not anticipate declaring or paying any additional cash dividends on our common stock in the foreseeable future.
Price Range of Common Stock
The following reflects the high and low sales prices of our common stock for fiscal 2021 since our initial public offering as reported by the Nasdaq Global Select Market:

	Common Stock Price
	High	Low
Third Quarter ended December 25, 2020 (from October 29, 2020)	$29.48	$16.78
Fourth Quarter ended March 26, 2021	$34.66	$23.39
Stock Performance Graph
The following Stock Price Performance Graph and related information includes comparisons required by the SEC. The Graph does not constitute “soliciting material” and should not be deemed “filed” or incorporated by reference into any other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference into such filing.
The following line graph compares for the period beginning October 29 ,2020, the initial trading date of our common stock on the Nasdaq Global Select Market, and ending on March 26, 2021, the last day of our fiscal year, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index and assumes reinvestment of any dividends. The stockholder return in the graph below is not necessarily indicative of, nor it is intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns, We selected these comparative groups due to industry similarities and the fact that they contain several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
$90.00
$142.77
$136.02
$117.46
$100.00
10/29/2020
3/26/2021
Allegro MicroSystems, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	Base Period
	October, 29, 2020	3/26/2021
Allegro MicroSystems, Inc.	$100.00	$142.77
Nasdaq Composite Index	$100.00	$117.46
Philadelphia Semiconductor Index	$100.00	$136.02
Recent Sales of Unregistered Securities and Use of Proceeds
During the period May 19, 2020 through July 31, 2020, the Company granted an aggregate of 17,203 shares of Class L Common Stock to employees. These transactions were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Rule 701 under the Securities Act. Upon the completion of the Company’s initial public offering these shares were converted into approximately 223,807 shares of common stock.
Use of Proceeds from Registered Securities
On October 28, 2020, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-249348), as amended, filed in connection with our IPO (the “IPO Registration Statement”). Pursuant to the IPO Registration Statement, we registered the offer and sale of 25,000,000 shares of our common stock with an aggregate offering price of $350.0 million. Barclays Capital Inc., Credit Suisse Securities (USA) LLC, Wells Fargo Securities, LLC, Jefferies LLC, Mizuho Securities USA LLC, Needham & Company, LLC and SMBC Nikko Securities America, Inc. served as underwriters for the offering. On November 2, 2020, we issued and sold 25,000,000 shares of our common stock, at a price to the public of $14.00 per share. Upon completion of the IPO on November 2, 2020, we received net proceeds of approximately $321.4 million, after deducting the underwriting discount of $20.1 million and offering expenses of $8.5 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
    The offering terminated after the sale of all securities registered pursuant to the IPO Registration Statement. We used $300.0 million of the net proceeds of approximately $321.4 million from our IPO to repay borrowings under our Term Loan Facility, and the remainder of the net proceeds were invested in short-term, investment-grade instruments. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus relating to our IPO Registration Statement, filed with the SEC on October 30, 2020 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report on Form 10-K (the “Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to “2021,” “fiscal year 2021” or similar references relate to the 52-week period ended March 26, 2021. All references to “2020,” “fiscal year 2020” or similar references relate to the 52-week period ended March 27, 2020..

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
We are headquartered in Manchester, New Hampshire and have a global footprint with 16 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During fiscal years 2021 and 2020, we generated $591.2 million and $650.1 million in total net sales, respectively, with $18.1 million and $37.1 million in net income and $144.8 million and $132.2 million in Adjusted EBITDA in such fiscal years, respectively.
On November 2, 2020, we completed our IPO of 28,750,000 shares of our common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by us and 3,750,000 shares were sold by selling stockholders, resulting in net proceeds to us of approximately $321.4 million, after deducting $20.1 million of underwriting discounts and $8.5 million of offering costs. Our common stock is now listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.”
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
•Emphasize the automotive “first” philosophy to align our product development with the most rigorous applications and safety standards. We have been intentional about incorporating support for the stringent automotive operating voltages, temperature ranges and safety and reliability standards into every part of our operations, from design to manufacturing. We believe our focus on meeting or exceeding industry standards as the baseline for product development increases our opportunity in the automotive market as customers look for trusted suppliers to deliver highly reliable solutions for rapidly growing emerging markets, and that our philosophy of designing for automotive safety and reliability gives us a meaningful lead over new entrants attempting to enter the automotive market. For example, we will apply this philosophy of innovation, quality and reliability to our new photonics portfolio which supplies components into safety-critical LiDAR applications. We also believe we can use our expertise in designing for the automotive market and our expanding product portfolio to capitalize on increasing demand among industrial customers for ruggedized solutions that meet the highest quality and reliability standards. Additionally, in our experience, demand for solutions that meet or exceed stringent safety and reliability specifications supports higher ASPs and lower ASP declines over time than are typical for our industry.
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
•Pursue selective acquisitions and other strategic transactions. We evaluate and pursue selective acquisitions and other transactions to facilitate our entrance into new applications, add to our intellectual property portfolio and design resources, and accelerate our growth. From time to time, we acquire companies, technologies or assets and participate in joint ventures when we believe they will cost effectively and rapidly improve our product development or manufacturing capabilities or complement our existing product offerings. For example, our August 2020 acquisition of Voxtel and its affiliate, LadarSystems, Inc., brings together Voxtel’s laser and imaging expertise and our automotive leadership and scale to enable what we believe will be the next generation of ADAS.
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
On August 28, 2020, we acquired Voxtel, a privately-held technology company located in Beaverton, Oregon that specializes in components for eye-safe LiDAR used in ADAS, fully autonomous vehicles, and industrial automation. The total preliminary purchase price of the acquisition was $35.0 million, including certain earnouts that have a potential payout of $15.0 million. The fair value of these earn-outs at acquisition date was $7.3 million. In addition to the laser technology, Voxtel’s capabilities include its Indium Gallium Arsenide (“InGaAs”) Avalanche Photodiode (“APDs”) and APD photoreceivers—highly sensitive in the important eye-safe region around 1550 nanometers (“nm”). This technology enables images to be obtained over a wide range of weather conditions and over a long-distance or a wide field of view using a laser that doesn’t pose an ocular hazard. The combination of these highly-sensitive detectors and high-peak-power eye-safe lasers, combined with Voxtel’s custom integrated circuits and electro-optical packaging expertise, allows for cost-effective, compact laser-ranging and 3D-image sensing. In addition, Voxtel holds more than 38 US patents, representing a comprehensive laser detection and ranging (“LADAR”)/LiDAR photonic technology suite.
Through the end of fiscal year 2020, we held a 100% ownership interest in PSL, a semiconductor wafer fabricator engaged in the manufacturing and testing of foundry wafers. Prior to the divestiture transaction of PSL, PSL accounted for 11.1% of our net sales and supplied 44.2% of our wafer requirements in fiscal year 2020, respectively. In addition, through end of fiscal year 2020, we acted as a distributor of Sanken products in North America, South America and Europe on a low-margin, buy-resale basis pursuant to the Sanken Products Distribution Agreement and Sanken. Our net sales from the distribution of Sanken products in fiscal year 2020 were $35.4 million. On March 28, 2020, in order to further our strategy for developing a flexible and efficient manufacturing model that minimizes capital requirements, lowers operating costs, enhances reliability of supply and supports our growth going forward:

•We divested a majority of our ownership interest in PSL to Sanken in the PSL Divestiture, in connection with which:
•Our equity interests in PSL were recapitalized in exchange for (i) the contribution by us to PSL of $15.0 million of intercompany debt, representing a portion of the aggregate principal amount of debt owed by PSL to us under the Existing Allegro Loans, (ii) the assumption by us of $42.7 million in aggregate principal amount of debt owed by PSL to Sanken under the PSL-Sanken Loans, that was subsequently forgiven in exchange for our transfer to Sanken of 70% of the issued and outstanding equity interests in PSL, and (iii) the termination of the Existing Allegro Loans and the issuance, pursuant to the Consolidated Loan Agreement, of a note payable to us in an aggregate principal amount of $51.4 million (representing the aggregate principal amount of debt outstanding under the Existing Allegro Loans prior to their termination); and
•In exchange for the extinguishment of all outstanding indebtedness owed by us to Sanken under the PSL-Sanken Loans, we (i) divested 70% of the issued and outstanding equity interests in PSL to Sanken, as a result of which Sanken holds a 70% majority share in PSL and we hold a 30% interest, and (ii) amended and restated the existing limited liability company agreement of PSL to admit Sanken as a member, reflect the recapitalization of our equity interests and otherwise reflect the rights and obligations of us and Sanken thereunder;
•AML entered into a letter agreement with Sanken providing for, among other things, the termination of AML’s services under the Sanken Products Distribution Agreement, and Sanken and PSL entered into a new distribution agreement providing for PSL to serve as a distributor of Sanken products in North America, South America and Europe; and
•We entered into certain other agreements and transactions with Sanken and PSL as more fully described under “PSL Divestiture” Item 1.
As a result of the PSL Divestiture and the transfer of the Sanken products distribution business to PSL, we were able to materially improve gross profit, operating income and net income, as well as reduce capital expenditures and increase cash flow from operations. Strategically, we believe these changes better enable us to focus solely on our core business in sensor and power applications for the automotive and industrial end markets.
•PSL foundry revenue is no longer consolidated in our results in fiscal year 2021, however, PSL did supply 36.1% of our wafer requirements in fiscal year 2021.
•Net sales from the distribution of Sanken products are also no longer consolidated in our results in fiscal year 2021.
In February 2020, we announced that we would consolidate our assembly and test facilities into a single site, located at the AMPI Facility. We completed this transition and closed the AMTC Facility as of March 2021. We expect to realize a significant reduction in cost of goods sold in subsequent periods.
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
We continue to monitor the rapidly evolving conditions and circumstances as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit manufacturing and support operations and place restrictions on our workforce and suppliers. The measures implemented by various authorities related to the COVID-19 pandemic have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events.

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
The COVID-19 pandemic may also heighten other risks, including if the business impacts of COVID-19 carry on for an extended period, we may be required to recognize impairments for goodwill and certain long-lived assets including amortizable intangible assets. We have taken actions to mitigate our financial risk given the uncertainty in global markets caused by the COVID-19 pandemic. In March 2020, we borrowed $43.0 million under our credit facilities (including $10.0 million borrowed by PSL under its revolving credit facility (the “PSL Revolver”), the proceeds of which were retained by PSL and are no longer available for use by us following the consummation of the PSL Divestiture). The borrowing was made as part of our ongoing efforts to preserve financial flexibility considering the current uncertainty in the global markets and related effects on our business resulting from the COVID-19 pandemic. While we do not currently expect to use the remaining proceeds from these borrowings following the consummation of the PSL Divestiture for any near-term liquidity needs, we may use the proceeds for working capital and other general corporate purposes.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains numerous tax provisions including a correction to the applicable depreciation rates available in the original Tax Cuts and Jobs Act (“TCJA”) for Qualified Improvement Property (“QIP”), temporarily establishes a five-year carryback period for current net operating losses (“NOL”), and contains a provision for deferred payment of 2020 employer payroll taxes. The Company currently estimates cash tax benefits of the NOL to be $9.1 million. The QIP change is estimated to result in an incremental cash tax benefit of $1.7 million. Additionally, the Company plans to defer payment of $2.8 million of payroll taxes, with $1.4 million to be paid back in the third quarter of fiscal year 2022 and the remainder in the third quarter of fiscal year 2023. Additional income tax provisions of the CARES Act are currently being evaluated and not expected to have material impacts.
Other Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our significant OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate revenue can be lengthy, typically between two and four years. As a result, our future revenue is highly dependent on our continued success at winning design mandates from our customers. Further, because we expect the ASPs of our products to decline over time, we consider design wins to be critical to our future success and anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and acceptance of our customers’ end products, which may be affected by several factors beyond our control.
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
Our total net sales are derived from product sales to direct customers and distributors. We sell products globally through our direct sales force, third-party and related party distributors and independent sales representatives. Sales are derived from products for different applications. Our core applications are focused on the automotive, industrial and other industries. Additionally, until the consummation of the PSL Divestiture following the end of fiscal year 2020, we also manufactured products for other applications such as wafer foundry products and acted as a distributor of Sanken products in North America, South America and Europe.
We sell magnetic sensor ICs, power ICs and photonics, and until the consummation of the PSL Divestiture following the end of fiscal year 2020, we also sold wafer foundry products and acted as a distributor for Sanken products in North America, South America and Europe. Revenue is generally recognized when control of the products is transferred to the customer, which typically occurs at a point in time upon shipment or delivery, depending on the terms of the contract. When we transact with a distributor, our contractual arrangement is with the distributor and not with the end customer. Whether we transact business with and receive the order from a distributor or directly from an end customer through our direct sales force and independent sales representatives, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same. We recognize revenue net of sales returns, price protection adjustments, stock rotation rights and any other discounts or credits offered to our customers.

Stock-based compensation
In addition to the ratable vesting of our stock-based compensation, upon completion of our IPO, we recognized one-time stock-based compensation charges of $40.4 million in connection with the vesting of all outstanding shares of Class A common stock, $1.6 million in connection with the automatic acceleration of 25% of the standard vesting term of shares of Class L common stock and $1.0 million through the LTCIP/TRIP Award RSU Conversion Program (the “RSU Conversion Program”). In fiscal 2021, these one-time stock-based compensation charges were allocated to cost of goods sold, research and development expenses and selling, general and administrative expenses in the amounts of $4.4 million, $2.3 million and $36.3 million, respectively.
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
Impairment of long-lived assets
Impairment of long-lived assets reflects a $7.1 million expense in the fiscal year ended March 26, 2021, representing impairment charges on the sale of the AMTC Facility. No impairment expense was recorded for the fiscal year ended March 27, 2020.
Change in fair value of contingent consideration
The change in fair value of contingent consideration represents the gain recorded in the fiscal year ended March 26, 2021 resulting from the write-down in contingent consideration related to the Voxtel acquisition. There were no amounts recorded for the fiscal year ended March 27, 2020.
Loss on debt extinguishment
Loss on debt extinguishment represents the loss associated with the partial repayment of our Term Loan Facility on November 25, 2020. There were no amounts recorded for the fiscal year ended March 27, 2020.
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
Income in earnings of equity investment

Income in earnings of equity investment represents our equity investment in connection with the PSL Divestiture. There were no amounts recorded for the fiscal year ended March 27, 2020.
Other, net
Other, net primarily consists of miscellaneous income and expense items unrelated to our core operations.
Income tax provision (benefit)
Our provision for income taxes is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
We are subject to tax in the U.S. and various foreign jurisdictions. Our effective income tax rate (“ETR”) fluctuates primarily because of: the change in the mix of our U.S. and foreign income; the impact of discrete transactions and law changes; and the difference between the amount of tax benefits generated by the foreign derived intangible income deduction (“FDII”) offset by the additional tax costs associated with global intangible low-tax income (“GILTI”) and the base erosion tax (“BEAT”).

We regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the IRS, and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our provision for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations.
Results of Operations
Fiscal Year 2021 Compared to Fiscal Year 2020
The following table summarizes our results of operations for the fiscal years ended March 26, 2021 and March 27, 2020.

	Fiscal Year Ended		Change		Change Attributable to Divestiture	Operational Change after Divestiture
	March 26, 2021	March 27, 2020	$	%		$	%
	(Dollars in thousands)
Total net sales	$591,207	$650,089	$(58,882)	(9.1)%	$107,792	$48,910	7.5%
Cost of goods sold	312,305	388,813	(76,508)	(19.7)%	101,458	24,950	6.4%
Gross profit	278,902	261,276	17,626	6.7%	6,334	23,960	9.2%
Operating expenses:
Research and development	108,649	102,052	6,597	6.5%	3,279	9,876	9.7%
Selling, general and administrative	153,476	106,396	47,080	44.2%	7,136	54,216	51.0%
Impairment of long-lived assets	7,119	—	7,119	—%	—	7,119	—%
Change in fair value of contingent consideration	(2,500)	—	(2,500)	—%	—	(2,500)	—%
Total operating expenses	266,744	208,448	58,296	28.0%	10,415	68,711	33.0%
Operating income	12,158	52,828	(40,670)	(77.0)%	(4,081)	(44,751)	(84.7%)
Other (expense) income, net:
Loss on debt extinguishment	(9,055)	—	(9,055)	—%	—	(9,055)	—%
Interest expense, net	(2,603)	(110)	(2,493)	2266.4%	(3,342)	(5,835)	5304.5%
Foreign currency transaction (loss) gain	(2,889)	1,391	(4,280)	(307.7)%	2	(4,278)	(307.5%)
Income in earnings of equity investment	1,413	—	1,413	—%	—	1,413	—%
Other expense, net	(475)	(831)	356	(42.8)%	(279)	77	(9.3%)
Total other (expense) income, net	(13,609)	450	(14,059)	(3124.2)%	(3,619)	(17,678)	(3928.4%)
(Loss) income before income taxes	(1,451)	53,278	(54,729)	(102.7)%	(7,700)	(62,429)	(117.2%)
(Benefit) provision for income taxes	(19,552)	16,173	(35,725)	(220.9)%	540	(35,185)	(217.6%)
Net income	18,101	37,105	(19,004)	(51.2)%	(8,240)	(27,244)	(73.4%)
Net income attributable to non-controlling interests	148	134	14	10.4%	—	14	10.4%
Net income attributable to Allegro MicroSystems, Inc.	$17,953	$36,971	$(19,018)	(51.4)%	$(8,240)	$(27,258)	(73.7%)
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. Our total net sales for the fiscal year ended March 27, 2020 also include related party net sales related to the sale of wafer foundry products to Sanken by PSL and net sales related to our distribution of Sanken products in North America, South America and Europe which, in each case, we did not recognize during the fiscal year ended March 26, 2021 and will not recognize in any future period due to our consummation of the PSL Divestiture. See our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Total net sales	100.0%	100.0%
Cost of goods sold	52.8%	59.8%
Gross profit	47.2%	40.2%
Operating expenses:
Research and development	18.4%	15.7%
Selling, general and administrative	26.0%	16.4%
Impairment of long-lived assets	1.2%	—%
Change in fair value of contingent consideration	(0.4)%	—%
Total operating expenses	45.2%	32.1%
Operating income	2.0%	8.1%
Other income (expense), net:
Loss on debt extinguishment	(1.5)%	—%
Interest expense, net	(0.4)%	—%
Foreign currency transaction (loss) gain	(0.5)%	0.2%
Income in earnings of equity investment	0.2%	—%
Other expense, net	(0.1)%	(0.1)%
Total other income (expense), net	(2.3)%	0.1%
Income before provision for income taxes	(0.3)%	8.2%
Provision for income taxes	(2.8)%	2.5%
Net income	2.5%	5.7%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	2.5%	5.7%
Total net sales
Total net sales decreased by $58.9 million, or 9.1%, to $591.2 million in the fiscal year ended March 26, 2021 from $650.1 million in the fiscal year ended March 27, 2020. Of this decrease, $107.8 million was attributable to the PSL Divestiture, which was partially offset by increased net sales to our core end markets of $48.9 million, due primarily to increased demand in industrial automation applications and data center applications and a COVID-related increase in demand for printers and other peripherals.
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

	Fiscal Year Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(Dollars in thousands)
Core end markets:
Automotive	$398,298	$395,277	$3,021	0.8%
Industrial	94,872	78,399	16,473	21.0%
Other	98,037	68,622	29,415	42.9%
Total core end markets	591,207	542,298	48,909	9.0%
Other applications:
Wafer foundry products	—	72,370	(72,370)	(100.0)%
Distribution of Sanken products	—	35,421	(35,421)	(100.0)%
Total net sales	$591,207	$650,089	$(58,882)	(9.1)%
Net sales to our core end markets increased by $48.9 million, or 9.0%, to $591.2 million in the fiscal year ended March 26, 2021 from $542.3 million in the fiscal year ended March 27, 2020, driven by an increase in automotive of $3.0 million, or 0.8%, an increase in industrial of $16.5 million, or 21.0%, and other of $29.4 million, or 42.9%.
Automotive net sales increased in the fiscal year ended March 26, 2021 compared to the fiscal year ended March 27, 2020 primarily due to our customers’ increased vehicle production in Greater China, partially offset by slowed vehicle production in the rest of the world reflecting factory closures and demand uncertainty related to the COVID-19 pandemic. Content in xEV continued to increase compared to a weaker ICE.
Industrial and other net sales improved in the fiscal year ended March 26, 2021 compared to the fiscal year ended March 27, 2020 due primarily to the continued demand in data center applications, grid infrastructure that includes renewable energy and EV charging, as well as a COVID-related increase in demand for printers and other peripherals.
Sales Trends by Product
The following table summarizes net sales by product:

	Fiscal Year Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$203,600	$165,911	$37,689	22.7%
Magnetic sensors integrated circuits (“MS”)	386,372	376,387	9,985	2.7%
Photonics	1,235	—	1,235	100.0%
Wafer foundry products	—	72,370	(72,370)	(100.0)%
Distribution of Sanken products	—	35,421	(35,421)	(100.0)%
Total net sales	$591,207	$650,089	$(58,882)	(9.1)%
The decrease in net sales by product in fiscal year 2021 was driven by decreases of $72.4 million and $35.4 million in net sales related to wafer foundry products and Sanken distribution products, respectively, as a result of the PSL Divestiture. These decreases were partially offset by an increase of $37.7 million in power IC product sales driven primarily by growth in data center and grid infrastructure demand, a $10.0 million increase in magnetic sensor IC product sales consistent with the demand increase in automotive production in Greater China compared to the weakness in automotive production related to the COVID-19 pandemic in the rest of the world, and a $1.2 million increase in Photonics product sales resulting from the Voxtel acquisition during the period.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Fiscal Year Ended		Change
	March 26, 2021	March 27, 2020	Amount	%
	(Dollars in thousands)
Americas:
United States	$82,165	$119,139	$(36,974)	(31.0)%
Other Americas	16,558	20,883	(4,325)	(20.7)%
EMEA:
Europe	103,128	110,126	(6,998)	(6.4)%
Asia:
Japan	104,661	184,557	(79,896)	(43.3)%
Greater China	157,546	121,807	35,739	29.3%
South Korea	62,075	54,707	7,368	13.5%
Other Asia	65,074	38,870	26,204	67.4%
Total net sales	$591,207	$650,089	$(58,882)	(9.1)%
The decrease in net sales across geographic locations in the fiscal year ended March 26, 2021 compared to the fiscal year ended March 27, 2020 was due primarily to wafer foundry and distribution sales totaling $107.8 million that were divested and are unrelated to and no longer a part of our core business, partially offset by automotive recovery in Asia and increased data center and other customer and peripherals revenue growth globally.
Net sales in Americas declined $41.3 million, or 29.5%, to $98.7 million in the fiscal year ended March 26, 2021, compared to $140.0 million in the fiscal year ended March 27, 2020. Excluding the net sales associated with the PSL Divestiture of $35.8 million, net sales declined $5.5 million, or 3.9%, in the United States and Other Americas, primarily driven by a decrease in demand for our core application products sold in the automotive end market resulting from the factory shutdowns and demand weakness related to the COVID-19 pandemic. The predominant country comprising Other Americas is Mexico.
The decrease in net sales of $7.0 million, or 6.4%, in Europe was primarily driven by a decrease in demand for our core application products sold in the automotive end market and some weakness in traditional industrial markets. The predominant countries comprising Europe are Germany and France.
Net sales in Asia declined $10.6 million, or 2.6%, to $389.4 million in the fiscal year ended March 26, 2021, compared to $399.9 million in the fiscal year ended March 27, 2020. Excluding net sales associated with the PSL Divestiture of $72.0 million in Japan, net sales increased $61.4 million, or 15.4%, primarily driven by increases in Greater China for automotive and other products and Other Asia for automotive and industrial products, partially offset by a decrease in Japan related to automotive demand weakness.
Cost of goods sold, gross profit and gross margin
Cost of goods sold decreased by $76.5 million, or 19.7%, to $312.3 million in the fiscal year ended March 26, 2021 from $388.8 million in the fiscal year ended March 27, 2020. The decrease in cost of goods sold was primarily due to a $101.5 million decrease in cost of goods sold attributable to the PSL Divestiture and a combined $2.5 million of decreases related to returns and quality, amortization of manufacturing cost absorptions, manufacturing efficiencies, currency and other costs. These increases were partially offset by $21.7 million of increased standard costs, a $4.8 million increase in stock-based compensation expense and an increase associated with $1.0 million of Voxtel acquisition operating impacts, mostly attributable to the Photonics net sales and amortization of acquired intangible assets during the period.
Gross profit increased by $17.6 million, or 6.7%, to $278.9 million in the fiscal year ended March 26, 2021 from $261.3 million in the fiscal year ended March 27, 2020. The increase was partially due to the impacts in cost of goods sold discussed above, including the $24.0 million increase in gross profit which was driven by a $48.9 million operational increase in net sales to core end markets, partially offset by $6.3 million attributable to the PSL Divestiture.
R&D expenses
R&D expenses increased by approximately $6.5 million, or 6.5%, to $108.6 million in the fiscal year ended March 26, 2021 from $102.1 million in the fiscal year ended March 27, 2020. This increase was primarily due to a $3.0 million increase in stock-based compensation expense, of which $2.3 million related to the IPO and accelerated vesting of the Class A and L common stock and RSU Conversion Program, $1.9 million of increases in inventory and supplies, and an impact of $4.3 million related to the Voxtel acquisition, mostly related to an increase in total employee salaries of $5.5 million. These increases were partially offset by a $1.0 million decrease in office and business expenses and a reduction of $3.3 million of expenses related to the PSL Divestiture.
R&D expenses represented 18.4% of our total net sales for the fiscal year ended March 26, 2021, an increased from 15.7% of our total net sales for the fiscal year ended March 27, 2020. This percentage increase was primarily due to a reduction in our total net sales.
SG&A expenses
SG&A expenses increased by $47.1 million, or 44.2%, to $153.5 million in the fiscal year ended March 26, 2021 from $106.4 million in the fiscal year ended March 27, 2020. This increase was primarily due to a $39.0 million increase in stock-based compensation expense, of which $36.3 million related to the IPO and accelerated vesting of the Class A and L common stock and RSU Conversion Program, an increase of $9.4 million in employee salaries, an increase of $4.5 million of professional fees, and increased expenses of $12.0 million consisting of increased D&O insurance as a result becoming a publicly traded company, office supplies, corporate allocations, and other expenses. These are partially offset by a reduction of $7.1 million of expenses related to the PSL Divestiture, a reduction of $6.8 million in severance and a combined reduction of $4.9 million related to travel and outside service costs.
SG&A expenses represented 26.0% of our total net sales for the fiscal year ended March 26, 2021 and increased from 16.4% of our total net sales for the fiscal year ended March 27, 2020. This percentage increase was primarily due to stock-based compensation expenses recorded and the other items noted above for the fiscal year ended March 26, 2021.
Impairment of long-lived assets
Impairment of long-lived assets reflected a $7.1 million expense in the fiscal year ended March 26, 2021, representing impairment charges on the held for sale AMTC Facility.
Change in fair value of contingent consideration
The change in fair value of contingent consideration reflected a $2.5 million gain in the fiscal year ended March 26, 2021, resulting from the write-down in contingent consideration related to the Voxtel acquisition.
Loss on debt extinguishment
Loss on debt extinguishment reflected a $9.1 million loss in the fiscal year ended March 26, 2021, representing the write-off of unamortized balances of previously deferred financing costs as a result of the $300.0 million Term Loan Facility principal balance repayment on November 25, 2020.
Interest expense, net
Interest expense, net increased by $2.5 million to interest expense, net of $2.6 million in the fiscal year ended March 26, 2021 from interest expense, net of $0.1 million in the fiscal year ended March 27, 2020. The increase in interest expense was primarily due to mandatory interest payments on the Term Loan Facility in the fiscal year ended March 26, 2021.
Foreign currency transaction (loss) gain
We recorded a foreign currency transaction loss of $2.9 million in the fiscal year ended March 26, 2021 compared to a gain of $1.4 million in the fiscal year ended March 27, 2020. The foreign currency transaction loss recorded in the fiscal year ended March 26, 2021 was primarily due to $3.5 million of realized and unrealized losses from our UK location, partially offset by $1.3 million of realized and unrealized gains from our Thailand location. The currency gain recorded in the fiscal year ended March 27, 2020 was primarily attributable to $2.4 million of realized and unrealized gains from our UK location, partially offset by $1.0 million realized and unrealized losses from our Thailand location.
Income in earnings of equity investment
Income in earnings of equity investment reflected a $1.4 million gain in the fiscal year ended March 26, 2021, representing the earnings on our 30% investment in PSL during fiscal year 2021.
Other expense, net
Other expense, net decreased by approximately $0.4 million to $0.5 million of loss in the fiscal year ended March 26, 2021 from $0.8 million of loss in the fiscal year ended March 27, 2020. The loss in the fiscal year ended March 26, 2021 was primarily due to disposals of equipment from various facilities. The loss in the fiscal year ended March 27, 2020 was primarily due to expenses incurred associated with a settlement to terminate a relationship with a distributor and disposal of equipment from the prior Worcester Facility that sold during the first three-month period in fiscal year 2020.
Income tax (benefit) provision
The provision for income taxes was a benefit of $19.6 million for the fiscal year ended March 26, 2021 as compared to a $16.2 million expense for the fiscal year ended March 27, 2020.
The decrease in income tax expense was primarily attributable to excess tax over financial reporting deductions related to the following IPO transaction: the $40.4 million stock-based compensation charge (and the related incremental tax deductions), the $16.0 million one-time dividend treated as compensation expense for tax purposes, and the tax loss on the divestiture of PSL. The tax impacts of these transaction and other discrete transactions caused an overall U.S. NOL that will be carried back five years.
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
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future;
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We calculate non-GAAP Gross Profit and non-GAAP Gross Margin excluding the items below from cost of goods sold in applicable periods, and we calculate non-GAAP Gross Margin as non-GAAP Gross Profit divided by total net sales.
•PSL and Sanken Distribution Agreement—Represents the elimination of inventory cost amortization and foundry service payment related to one-time costs incurred in connection with the disposition of Polar Semiconductor, LLC (“PSL”) during the fiscal year ended March 26, 2021 (the “PSL Divestiture”).
•Stock-based compensation—Represents non-cash expenses arising from the grant of stock-based awards.
•AMTC Facility consolidation one-time costs—Represents one-time costs incurred in connection with closing of our manufacturing facility in Thailand (the “AMTC Facility”) and transitioning of test and assembly functions to our manufacturing facility in the Philippines (the “AMPI Facility”) announced in fiscal year 2020, consisting of: moving equipment between facilities, contract terminations and other non-recurring charges. The closure and transition of the AMTC Facility was substantially completed as of the end of March 2021. These costs are in addition to, and not duplicative of, the adjustments noted in note (*) below.
•Amortization of acquisition-related intangible assets—Represents non-cash expenses associated with the amortization of intangible assets in connection with the acquisition of Voxtel, which closed in August 2020.
•COVID-19 related expenses—Represents expenses attributable to the COVID-19 pandemic primarily related to increased purchases of masks, gloves and other protective materials, and overtime premium compensation paid for maintaining 24-hour service at the AMPI Facility.
(*) Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin in this release do not include adjustments consisting of:
•Additional AMTC-related costs—Represents costs relating to the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility in the Philippines announced in fiscal year 2020 consisting of the net savings expected to result from the movement of work to the AMPI Facility, which facility had duplicative capacity based on the buildouts of the AMPI Facility in fiscal years 2019 and 2018. The elimination of these costs did not reduce our production capacity and therefore did not have direct effects on our ability to generate revenue. The closure and transition of the AMTC Facility was substantially completed as of the end of March 2021.
•Out of period adjustment for depreciation expense of giant magnetoresistance assets (“GMR assets”)—Represents a one-time depreciation expense related to the correction of an immaterial error, related to 2017, for certain manufacturing assets that have reached the end of their useful lives.
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
•Transaction fees—Represents transaction-related legal and consulting fees incurred primarily in connection with (i) the unsuccessful acquisition of a competitor in fiscal year 2019, (ii) the acquisition of Voxtel in fiscal year 2020, (iii) the PSL Divestiture and the transfer of the Sanken products distribution business to PSL in fiscal year 2020, and (iv) one-time transaction-related legal and consulting fees in fiscal 2021.
•Severance—Represents severance costs associated with (i) labor savings initiatives to manage overall compensation expense as a result of the declining sales volume during the applicable period, including a voluntary separation incentive payment plan for employees near retirement and a reduction in force, and (ii) the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility announced and initiated in fiscal year 2020.
•Impairment of long-lived assets—Represents impairment charge incurred in connection with the planned sale of the AMTC Facility.
•Change in fair value of contingent consideration – Represents the change in fair value of contingent consideration payable in connection with the acquisition of Voxtel.
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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA Margin
We calculate EBITDA as net income minus interest income (expense), tax provision (benefit), and depreciation and amortization expenses. We calculate Adjusted EBITDA as EBITDA excluding the same items excluded above and also excluding the items below in applicable periods. We calculate Adjusted EBITDA Margin as Adjusted EBITDA divided by total net sales.
•Non-core loss (gain) on sale of equipment—Represents non-core miscellaneous losses and gains on the sale of equipment.
•Miscellaneous legal judgment charge—Represents a one-time charge associated with the final payment of the previously accrued amount payable with respect to a VAT dispute related to the construction of the AMPI Facility.
•Loss on debt extinguishment – Represents one-time costs representing deferred financing costs associated with the $300.0 million of our term loan facility repaid during the year ended March 26, 2021.
•Foreign currency translation loss (gain)—Represents losses and gains resulting from the remeasurement and settlement of intercompany debt and operational transactions, as well as transactions with external customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.
•Income in earnings of equity investment—Represents our equity method investment in PSL.
•Inventory cost amortization—Represents intercompany inventory transactions incurred from purchases made from PSL in fiscal year 2020. Such costs are one-time incurred expenses impacting our operating results during fiscal year

2021 following the PSL Divestiture. Such costs are not expected to have a continuing impact on our operating results after our second fiscal quarter of fiscal year 2021.
•Foundry service payment—Represents foundry service payments incurred under our Price Support Agreement with PSL in respect to the guaranteed capacity at PSL to support our production forecast and are one-time costs incurred impacting our operating results during fiscal year 2021 following the PSL Divestiture. Such costs are not expected to have a continuing impact on our operating results after fiscal year 2021.
Non-GAAP Profit before Tax and Non-GAAP Net Income
We calculate non-GAAP Profit before Tax as Profit before Tax excluding the same items excluded above and also excluding the item below in applicable periods. We calculate non-GAAP Net Income as Net Income excluding the same items excluded above and also excluding the item below in applicable periods.
•Interest on repaid portion of term loan facility—Represents interest expense associated with the $300.0 million of our term loan facility repaid during the period.
Non-GAAP Provision for Income Tax
In calculating non-GAAP Provision for Income Tax, we have added back the following to GAAP Provision for Income Taxes:
•Tax effect of adjustments to GAAP results—Represents the estimated income tax effect of the adjustments to non-GAAP Profit Before Tax described above and elimination of discrete tax adjustments.

	Three-Month Period Ended			Fiscal Year Ended
	March 26, 2021	December 25, 2020	March 27, 2020	March 26, 2021	March 27, 2020
	(Dollars in thousands)
Reconciliation of Gross Profit

GAAP Gross Profit	$87,006	$74,425	$71,758	$278,902	$261,276

PSL and Sanken distribution agreement	930	1,500	—	8,628	—
Stock-based compensation	314	4,694	46	5,158	183
AMTC facility consolidation one-time costs	625	607	—	2,184	—
Amortization of acquisition-related intangible assets	273	273	—	651	—
COVID-19 related expenses	64	65	—	202	—
Total Non-GAAP Adjustments	2,206	7,139	46	16,823	183

Non-GAAP gross profit*	89,212	81,564	71,804	295,725	261,459
Non-GAAP gross margin	50.9%	49.6%	41.1%	50.0%	40.2%
*Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $1,198, and $2,290 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and (ii) additional AMTC related costs of $6,553 and $9,361 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, and out-of-period adjustment for depreciation expense of GMR assets of $768 and $— for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 26, 2021	December 25, 2020	March 27, 2020	March 26, 2021	March 27, 2020
	(Dollars in thousands)
Reconciliation of Operating Expenses

GAAP Operating Expenses	$67,558	$98,649	$52,853	$266,744	$208,448

Research and Development Expenses
GAAP Research and Development Expenses	28,140	30,999	24,487	108,649	102,052
Stock-based compensation	536	2,984	22	3,573	87
AMTC Facility consolidation one-time costs	—	1	—	2	—
COVID-19 related expenses	8	32	—	100	—
Transaction fees	—	—	—	18	—
Non-GAAP Research and Development Expenses	27,596	27,982	24,465	104,956	101,965

Selling, General and Administrative Expenses
GAAP Selling, General and Administrative Expenses	34,799	67,650	28,366	153,476	106,396
Stock-based compensation	2,119	38,198	316	41,139	1,165
AMTC Facility consolidation one-time costs	1,488	1,620	—	5,626	—
Amortization of acquisition-related intangible assets	37	71	—	117	—
COVID-19 related expenses	250	338	581	4,926	581
Transaction fees	3,727	1,729	2,553	7,426	6,335
Severance	—	(181)	3,263	156	6,415
Non-GAAP Selling, General and Administrative Expenses	27,178	25,875	21,653	94,086	91,900

Impairment of long-lived assets	7,119	—	—	7,119	—
Change in fair value of contingent consideration	(2,500)	—	—	(2,500)	—

Total Non-GAAP Adjustments	12,784	44,792	6,735	67,702	14,583

Non-GAAP operating expenses *	$54,774	$53,857	$46,118	$199,042	$193,865
*Non-GAAP Operating Expenses do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $19, and $2,621 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and labor savings costs of $—, $109, and $289 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and (ii) additional AMTC related costs of $723 and $11,224 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, and labor savings costs of $218 and $6,173 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 26, 2021	December 25, 2020	March 27, 2020	March 26, 2021	March 27, 2020
	(Dollars in thousands)
Reconciliation of Operating Income

GAAP Operating Income (Loss)	$19,448	$(24,224)	$18,905	$12,158	$52,828

PSL and Sanken distribution agreement	930	1,500	—	8,628	—
Stock-based compensation	2,969	45,876	384	49,870	1,435
AMTC facility consolidation one-time costs	2,113	2,228	—	7,812	—
Amortization of acquisition-related intangible assets	310	344	—	768	—
COVID-19 related expenses	322	435	581	5,228	581
Impairment of long-lived assets	7,119	—	—	7,119	—
Change in fair value of contingent consideration	(2,500)	—	—	(2,500)	—
Transaction fees	3,727	1,729	2,553	7,444	6,335
Severance	—	(181)	3,263	156	6,415
Total Non-GAAP Adjustments	$14,990	$51,931	$6,781	$84,525	$14,766

Non-GAAP Operating Income*	$34,438	$27,707	$25,686	$96,683	$67,594
% of net sales	19.7%	16.8%	14.7%	16.4%	10.4%
*Non-GAAP Operating Income and the corresponding calculation of non-GAAP Operating Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $1,217, and $4,911 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and labor savings costs of $—, $109, and $289 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and (ii) additional AMTC related costs of $7,276 and $11,224 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, labor savings costs of $218 and $6,173 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, and out-of-period adjustment for depreciation expense of GMR assets of $768 and $— for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 26, 2021	December 25, 2020	March 27, 2020	March 26, 2021	March 27, 2020
Reconciliation of EBITDA and Adjusted EBITDA	(Dollars in thousands)

GAAP Net Income (Loss)	$8,689	$(5,060)	$13,329	$18,101	$37,105

Interest expense, net	668	2,598	50	2,603	110
Income tax provision (benefit)	8,361	(30,523)	4,463	(19,552)	16,173
Depreciation & amortization	12,082	12,199	16,440	48,307	64,048
EBITDA	$29,800	$(20,786)	$34,282	$49,459	$117,436

Non-core loss (gain) on sale of equipment	156	(7)	193	442	1,284
Miscellaneous legal judgement charge	—	574	—	574	—
Loss on debt extinguishment	—	9,055	—	9,055	—
Foreign currency translation loss (gain)	1,558	145	1,409	2,889	(1,391)
Income in earnings of equity method investment	(6)	(949)	—	(1,413)	—
Stock-based compensation	2,969	45,876	384	49,870	1,435
AMTC facility consolidation one-time costs	2,113	2,228	106	7,812	106
COVID-19 related costs	322	435	581	5,228	581
Impairment of long-lived assets	7,119	—	—	7,119	—
Change in fair value of contingent consideration	(2,500)	—	—	(2,500)	—
Transaction fees	3,727	1,729	2,553	7,444	6,335
Severance	—	(181)	3,263	156	6,415
PSL and Sanken distribution agreement	930	1,500	—	8,628	—
Adjusted EBITDA	$46,188	$39,619	$42,771	$144,763	$132,201
% of sales	26.4%	24.1%	24.5%	24.5%	20.3%
*Adjusted EBITDA and the corresponding calculation of Adjusted EBITDA Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $1,217, and $4,911 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and labor savings costs of $—, $109, and $289 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and (ii) AMTC additional costs of $7,276 and $11,224 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, and labor savings costs of $218 and $6,173 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 26, 2021	December 25, 2020	March 27, 2020	March 26, 2021	March 27, 2020
	(Dollars in thousands)
Reconciliation of Profit (Loss) before Tax

GAAP Profit (Loss) before Tax	$17,050	$(35,583)	$17,792	$(1,451)	$53,278

Non-core loss (gain) on sale of equipment	156	(7)	193	442	1,284
Miscellaneous legal judgment charge	—	574	—	574	—
Loss on debt extinguishment	—	9,055	—	9,055	—
Foreign currency translation loss (gain)	1,558	145	1,409	2,889	(1,391)
Income in earnings of equity investment	(6)	(949)	—	(1,413)	—
PSL and Sanken distribution agreement	930	1,500	—	8,628	—
Stock-based compensation	2,969	45,876	384	49,870	1,435
Interest on repaid portion of Term Loan Facility	—	2,163	—	2,163	—
AMTC facility consolidation one-time costs	2,113	2,228	106	7,812	106
Amortization of acquisition-related intangible assets	310	344	—	768	—
COVID-19 related expenses	322	435	581	5,228	581
Impairment of long-lived assets	7,119	—	—	7,119	—
Change in fair value of contingent consideration	(2,500)	—	—	(2,500)	—
Transaction fees	3,727	1,729	2,553	7,444	6,335
Severance	—	(181)	3,263	156	6,415
Total Non-GAAP Adjustments	$16,698	$62,912	$8,489	$98,235	$14,765

Non-GAAP Profit before tax*	$33,748	$27,329	$26,281	$96,784	$68,043
*Non-GAAP Profit before Tax does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $1,217, and $4,911 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and labor savings costs of $—, $109, and $289 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and (ii) additional AMTC related costs of $7,276 and $11,224 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, labor savings costs of $218 and $6,173 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, and out-of-period adjustment for depreciation expense of GMR assets of $768 and $— for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 26, 2021	December 25, 2020	March 27, 2020	March 26, 2021	March 27, 2020
	(Dollars in thousands)
Reconciliation of Provision for Income Taxes

GAAP Provision (Benefit) for Income Taxes	$8,361	$(30,523)	$4,463	$(19,552)	$16,173
GAAP effective tax rate	49.0%	85.8%	25.1%	1347.5%	30.4%

Tax effect of adjustments to GAAP results	(3,053)	34,872	1,896	34,486	(2,601)

Non-GAAP Provision for Income Taxes	$5,308	$4,349	$6,359	$14,934	$13,572
Non-GAAP effective tax rate	15.7%	15.9%	24.2%	15.4%	20.0%
*Non-GAAP Provision for Income Taxes does not include tax adjustments for the following components of our net income: additional AMTC related costs, labor savings costs, and out-of-period adjustment for depreciation expense of GMR assets. The related tax effect of those adjustments to GAAP results were $—, $297 and $652 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and $1,851 and $3,897 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 26, 2021	December 25, 2020	March 27, 2020	March 26, 2021	March 27, 2020
	(Dollars in thousands)
Reconciliation of Net Income

GAAP Net Income (Loss)	$8,689	$(5,060)	$13,329	$18,101	$37,105

Non-core loss (gain) on sale of equipment	156	(7)	193	442	1,284
Miscellaneous legal judgement charge	—	574	—	574	—
Loss on debt extinguishment	—	9,055	—	9,055	—
Foreign currency translation loss	1,558	145	2,800	2,889	—
Income in earnings of equity investment	(6)	(949)	(1,391)	(1,413)	(1,391)
PSL and Sanken distribution agreement	930	1,500	—	8,628	—
Stock-based compensation	2,969	45,876	384	49,870	1,435
Interest on repaid portion of term loan facility	—	2,163	—	2,163	—
AMTC Facility consolidation one-time costs	2,113	2,228	106	7,812	106
Amortization of acquisition-related intangible assets	310	344	—	768	—
COVID-19 related expenses	322	435	581	5,228	581
Impairment of long-lived assets	7,119	—	—	7,119	—
Change in fair value of contingent consideration	(2,500)	—	—	(2,500)	—
Transaction fees	3,727	1,729	2,553	7,444	6,335
Severance	—	(181)	3,263	156	6,415
Tax effect of adjustments to GAAP results	3,053	(34,872)	(1,896)	(34,486)	2,601

Non-GAAP Net Income	$28,440	$22,980	$19,922	$81,850	$54,471
Basic weighted average common shares	189,429,893	124,363,078	10,000,000	83,448,055	10,000,000
Diluted weighted average common shares	190,860,556	181,916,360	10,000,000	176,416,645	10,000,000
Non-GAAP Basic Earnings per Share	$0.15	$0.18	$1.99	$0.98	$5.45
Non-GAAP Diluted Earnings per Share	$0.15	$0.13	$1.99	$0.46	$5.45
*Non-GAAP Net Income does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $1,217, and $4,911 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and labor savings costs of $—, $109, and $289 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, (ii) additional AMTC related costs of $7,276 and $11,224 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, labor savings costs of $218 and $6,173 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, and out-of-period adjustment for depreciation expense of GMR assets of $768 and $— for the fiscal years ended March 26, 2021 and March 27, 2020, respectively, and (iii) the related tax effect of adjustments to GAAP results of $—, $297 and $652 for the three months ended March 26, 2021, December 25, 2020, and March 27, 2020, respectively, and $1,851 and $3,897 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.
Liquidity and Capital Resources
As of March 26, 2021, we had $197.2 million of cash and cash equivalents and $313.9 million of working capital compared to $214.5 million of cash and cash equivalents and $298.1 million of working capital as of March 27, 2020. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2022 is to utilize excess cash on hand to support our growth initiatives into select markets and planned capital expenditures. As of March 26, 2021, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 15, “Commitments and Contingencies” to the audited consolidated financial statements. Additionally, refer to Note 14, “Retirement Plans” for more information related to the Company’s pension and defined contribution plans.
In March 2020, we borrowed an aggregate of $43.0 million under our revolving credit facilities (including $10.0 million that was borrowed by PSL under the PSL Revolver, representing substantially all of our available capacity, in order to increase our cash position and help maintain financial flexibility in light of the continued uncertainty surrounding the COVID-19 pandemic. Of this $43.0 million, the $10.0 million of debt borrowed under the PSL Revolver is the obligation of PSL and is no longer included on our consolidated balance sheet as of March 26, 2021. In addition, the proceeds from such borrowings were retained by PSL and are no longer available for use by us following the consummation of the PSL Divestiture.
On September 30, 2020, we (i) entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility due in fiscal 2028 (the “Term Loan Facility”), (ii) entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), and (iii) used cash on hand to repay all amounts outstanding under AML’s revolving credit agreement with Mizuho Bank, Ltd. (the “AML Revolver”) and AML’s line of credit with Bank of Mitsubishi UFJ (the “AML Line of Credit”) and terminated all commitments thereunder. On November 25, 2020, we repaid $300.0 million of the outstanding $325.0 million Term Loan Facility using proceeds from our recently completed IPO. Refer to the “Debt Obligations” section below for additional information regarding our credit facilities. We are obligated to pay interest on the outstanding debt balances, and the principal outstanding is due in fiscal year 2028.
We anticipate a significant increase in accounting, legal and professional fees and other costs associated with being a public company. We believe that our existing cash resources, together with the proceeds from our IPO and our access to the capital markets, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.”

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the fiscal years ended 2021 and 2020:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
	(dollars in thousands)
Net cash provided by operating activities	$120,570	$81,419
Net cash used in investing activities	(68,245)	(41,679)
Net cash (used in) provided by financing activities	(72,186)	82,500
Effect of exchange rate changes on cash and cash equivalents	3,860	(5,621)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(16,001)	$116,619
Operating Activities
Net cash provided by operating activities was $120.6 million in fiscal year 2021, resulting primarily from our net income of $18.1 million and non-cash charges of $98.4 million, partially offset by a net increase in operating assets and liabilities of $4.0 million. Net changes in operating assets and liabilities consisted of a $15.1 million increase in trade accounts payable, a $14.8 million increase in accrued expenses and other current and long-term liabilities, a $7.6 million decrease in inventories, and a $4.9 million decrease in due from/to related parties, partially offset by increases of $29.0 million and $9.3 million in prepaid expenses and other assets and trade accounts receivable, net, respectively. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year. The increase in trade accounts payable and the increase in accrued expenses and other current and long-term liabilities was primarily the result of the deposits related to the sale of our AMTC facility, higher operating purchases, including unpaid capital expenditures of $3.2 million, and the timing of payments of purchases, partially offset by lower severance costs, income taxes and professional fees. The decrease in inventories was primarily a result of the drawdown after building inventory up to support anticipated sales growth in 2020. The decrease in due from/to related parties and the decrease in accounts receivable-other was primarily due to variations in the timing of such payments in the ordinary course of business. The increases in prepaid expenses and other assets and trade accounts receivable, net were primarily due to higher prepayments of taxes, including VAT receivables, insurance and contract costs, as well as the timing of receipts of trade accounts receivable.
Net cash provided by operating activities was $81.4 million in fiscal year 2020, resulting primarily from our net income of $37.1 million and noncash charges of $65.2 million, partially offset by net changes in operating assets and liabilities of $20.8 million. Net changes in operating assets and liabilities consisted of a $13.5 million decrease in accrued expenses and other current and long-term liabilities, a $3.1 million decrease in trade accounts payable and a $23.9 million increase in due from/to related parties, partially offset by a $16.4 million decrease in trade accounts receivable, net and a $2.6 million decrease in prepaid expenses and other assets. The increases in accrued expenses and other current and long-term liabilities, trade accounts payable and due from/to related parties were primarily due to variations in the timing of such payments in the ordinary course of business. The decrease in trade accounts receivable, net is primarily due to the decrease in net sales. The decrease in prepaid expenses and other assets is primarily due to refunds obtained from value added taxes paid at one of our foreign locations.
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
Net cash used in investing activities was $68.2 million in fiscal year 2021, consisting of $40.7 million of purchases of property, plant and equipment, $11.6 million of cash expended for the acquisition of Voxtel and $16.3 million of cash removed as a result of the PSL Divestiture, partially offset by $0.3 million of proceeds from sales of property, plant and equipment.
Net cash used in investing activities was $41.7 million in fiscal year 2020, consisting of $45.6 million of purchases of property, plant and equipment, partially offset by $3.9 million of proceeds obtained from the sale of property, plant and equipment. The $3.9 million of proceeds from sales of property, plant and equipment during fiscal year 2020 were mainly attributable to the sale of our Worcester Facility.
Financing Activities
Net cash used in financing activities was $72.2 million in fiscal year 2021, consisting of $400.0 million of dividends paid prior to our IPO, $300.0 million for repayment of senior secured debt, $27.7 million of payments for taxes related to net share settlement of equity awards, and $33.0 million for repayment of unsecured credit facilities, partially offset by $315.7 million of borrowing of senior secured debt, net of deferred financing costs, $321.4 million of proceeds from our IPO, net of underwriting discounts and other offering costs, and a $51.4 million related party note receivable repayment.
Net cash provided by financing activities was $82.5 million in fiscal year 2020, consisting of the repayment of a $30.0 million short-term loan issued to Sanken in fiscal year 2019, $43.0 million in borrowings under our credit facilities, and a $9.5 million capital contribution from Sanken to offset a one-time tax settlement from prior year IRS tax audits.
Debt Obligations
As of March 26, 2021, we had $25.0 million in aggregate principal amount of debt outstanding under our Senior Secured Credit Facilities. We entered into the Senior Secured Credit Facilities on September 30, 2020 consisting of a $325.0 million Term Loan Facility due in 2027 and a revolving facility credit agreement providing for a $50.0 million Revolving Credit Facility expiring in 2023. On November 25, 2020, we repaid $300.0 million of the outstanding Term Loan Facility principal balance.
Description of Credit Facilities
Term Loan Facility
The Term Loan Facility bears interest at a rate per year of, at our option, either (i) the Base Rate (as defined in the credit agreement) plus an applicable margin from 2.75% to 3.00% depending on our net leverage ratio, or (ii) the Eurodollar Rate (as defined in the credit agreement) plus an applicable margin from 3.75% to 4.00% depending on our net leverage ratio. The Eurodollar Rate is subject to a floor of 0.50%. At March 26, 2021 all term loan borrowings were designated as Eurodollar loans and bore interest of 4.25%.
We incurred deferred financing costs of $9.4 million in connection with the Term Loan Facility, the total of which was amortized into interest expense or recognized as loss on debt extinguishment as of March 26, 2021.
The Term Loan Facility contains certain covenants that may, among other things and subject to certain exceptions, restrict the ability of us to:
•create, incur, assume or suffer to exist any lien upon any of our property, assets, or revenue;
•create, incur, or assume indebtedness;
•merge, consolidate or amalgamate with or into any other entity;
•purchase or otherwise acquire all or substantially all of the assets, liabilities or properties of any other entity;
•sell, lease, transfer or otherwise dispose of all or substantially all of our assets or properties;
•enter into transactions with affiliates;
•pay dividends or make other distributions; or
•change the nature of our business activities, our fiscal year, or our governing documents.
Borrowings under the Term Loan Facility are secured by 100% of the stock of our domestic subsidiaries, portions of the stock of certain of our foreign subsidiaries, and substantially all of our and our subsidiaries’ other property and assets, in each case subject to various exceptions.
We may be required to make mandatory prepayments of the Term Loan Facility if we have Excess Cash Flow (as defined in the credit agreement) if we make certain sales of assets outside the ordinary course of business, or if we suffer certain property loss events. We may make optional prepayments from time to time without premium or penalty.

Revolving Credit Facility
The Revolving Credit Facility bears interest at a rate per year of, at our option, the Base Rate plus 1.5%, the Cost of Funds Rate (as defined in the credit agreement) plus 2.5%, or the Eurodollar Rate plus 2.5%. In addition, commencing on the last business day of December 2020, we are required to pay, on a quarterly basis, a non-refundable commitment fee of 0.50% per year on the average daily unused commitments under the Revolving Credit Facility.
We incurred financing costs of $0.3 million in connection with the Revolving Credit Facility, which we classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on our consolidated balance sheet, and are amortizing these costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $0.2 million at March 26, 2021.
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
AML Revolver
On January 22, 2019, AML entered into a revolving credit agreement with Mizuho Bank, Ltd., as lender, that provided for a revolving credit facility with a maximum borrowing capacity of $25.0 million (the “AML Revolver”). On January 22, 2020, AML and the lender amended the AML Revolver to extend the termination date for commitments thereunder from January 22, 2020 to January 22, 2021 (the “Commitment Termination Date”). On September 30, 2020, we repaid in full and terminated the AML Revolver.
Borrowings under the AML Revolver bore interest at a rate per year equal to, at AML’s option, either (i) LIBOR, or (ii) the Cost of Funds Rate, plus, in each case, a spread of 0.4%. In addition, AML was required to pay, on a quarterly basis in arrears, a non-refundable commitment fee of 0.2% per year on the average daily unused commitments under the AML Revolver during such quarterly period. AML was also required to pay, on the closing date of the AML Revolver, a non-refundable up-front fee of $25 thousand.
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
Recent Accounting Pronouncements
Refer to Note 2 of the audited consolidated financial statements included elsewhere in this Annual Report for information regarding recent accounting pronouncements.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to useful lives of intangible assets, goodwill, stock-based compensation, and sales allowances. Such estimates could also relate to the net realizable value of inventory, accrued liabilities, and deferred tax valuation allowances. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to our financial statements. We believe that the accounting policies described below require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding these and our other significant accounting policies.
Revenue Recognition
Revenue is recognized when transfer of control to the customer occurs in an amount reflecting the consideration that we expect to be entitled.
Sales Allowances
Sales allowances include sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes limited price protection provisions provided to distributors. We estimate potential future sales allowances based on historical data from prior sales adjustments. See Note 6 to the consolidated financial statements for information regarding the change in sales allowances.
Contingent Consideration
In connection with the Voxtel acquisition, the Company was required to make contingent payments, subject to the entity achieving certain sales and revenue thresholds. The fair value of the liabilities for the contingent payments recognized as part of the purchase accounting opening balance sheet totaled $7.3 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures.
During the fourth quarter, the Company determined that certain sales and revenue thresholds were less likely to be met for Voxtel as a result of its remeasurement exercise and updated associated forecasted data. A fair value adjustment of $2.5 million was recorded during the year ended March 26, 2021, which reduced the amount of contingent payments still expected to be paid. Refer to Note 3 to the consolidated financial statements included elsewhere in this Annual Report for more information on the acquisition of Voxtel and the contingent consideration.
Stock-based Compensation
We recognize compensation cost relating to share-based payment transactions in the financial statements based on the estimated grant date fair value of the equity instrument issued. Critical is the fair value of the performance-based stock units (“PSUs”), which are based on the fair value of the underlying shares on the date of grant under the provisions of ASC Topic 718, Compensation — Stock Compensation (“ASC 718”). Additionally, the fair value of the portion of the PSUs that relate to a relative TSR (“rTSR”) performance objective was determined using a Monte Carlo simulation analysis to estimate the total shareholder return ranking of the Company among the Philadelphia Semiconductor Sector Index over the remaining performance periods. It also incorporates weighted-average assumptions such as volatility, risk free rate, dividend yield, and correlation coefficient. In addition to the rTSR, we have two internal metrics to track on such performances. If factors change causing different assumptions to be made in future periods, estimated compensation expense may differ significantly from that recorded in the current period. See Note 2 and Note 17 to the consolidated financial statements included elsewhere in this Annual Report for more information regarding the assumptions used in estimating the fair value of our awards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risk in the ordinary course of business, which consists primarily of interest rates risk associated with our cash and cash equivalents and our debt, foreign currency risk and impact of inflation. We do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.
Interest Rate Risk
Our investments have limited exposure to market risk. At March 26, 2021, we maintained a portfolio of cash and cash equivalents, consisting primarily of money market funds. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our Term Loan Facility and borrowings on our bank credit facilities. Although our Term Loan Facility and credit facilities have variable rates, as of March 26, 2021, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Foreign Currency Risk
Due to our international operations, a significant portion of our cost of sales and operating expenses is denominated in currencies other than the U.S. Dollar, principally the Euro, the Philippine Peso and the Thai Baht. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro, the Philippine Peso and the Thai Baht. We reflected a loss of $2.9 million and a gain of $1.4 million for fiscal years 2021 and 2020, respectively. Based on fiscal 2021 performance, a hypothetical appreciation (decline) in the value of the Euro in relation to the U.S. dollar of 10% would favorably (negatively) impact operating income by approximately $0.4 million ($0.4 million). A hypothetical 10% appreciation (decline) in the value of the Philippine peso in relation to the U.S. dollar would unfavorably impact operating income by approximately $0.1 million ($0.1 million). A hypothetical 10% increase (decrease) in the value of the Thai baht in relation to the U.S. dollar would unfavorably (favorably) impact operating income by approximately $0.1 million ($0.1 million). The individual impacts to our operating income of hypothetical currency fluctuations have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. Dollar as changes in the value of their functional currency relative to the U.S. Dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. Dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 26, 2021. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements, together with the report of our independent registered public accounting firms, appear at pages F-1 through F-46 of this Annual Report on Form 10-K for the year ended March 26, 2021.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2021. Based on the evaluation of our disclosure controls and procedures as of March 26, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
    This Annual Report does not include a report of management’s assessment regarding our internal control over financial reporting or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 of Sarbanes-Oxley Act of 2002 until we are no longer an “emerging growth company” as defined in the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 26, 2021. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
Our board of directors has adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). A copy of the Code is posted on our website, www.allegromicro.com/en. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 26, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 26, 2021, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.
Equity Compensation Plan Information
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of March 26, 2021:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding RSUs, PSUs and Restricted Common Stock (a)[2]	Weighted-Average Exercise Price of Outstanding RSUs, PSUs and Restricted Common Stock[3] (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders[1]	1,875,834	—	4,624,279
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	1,875,834		4,624,279
1 As of March 26, 2021, there were 3,791,879 shares available for future issuance under the 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”), 832,400 under the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).
2 As of March 26, 2021, there were 650,302 PSUs issued at target and 1,225,532 RSUs included in this amount.
3 No exercise price has been derived as a result of all derivatives issued being PSUs and RSUs.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 26, 2021.
Item 14. Principal Accounting Fees and Services.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 26, 2021.
PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. See Index to Financial Statements on page F-1.
2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.
3. Exhibits.

Exhibit No.	Description of Exhibit

2.1
Master Transaction Agreement, dated as of March 25, 2020, by and among Polar Semiconductor, LLC, Allegro MicroSystems, Inc., Allegro MicroSystems, LLC and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

3.1	Third Amended and Restated Certificate of Incorporation of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

3.2	Amended and Restated Bylaws of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

4.2
Stockholders Agreement, dated as of September 30, 2020, by and among Allegro MicroSystems, Inc., Sanken Electric Co., Ltd. and OEP SKNA, L.P. (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

4.3
Amended and Restated Registration Rights Agreement, by and among the Company, Sanken Electric Co. and OEP SKNA, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

4.4	Description of securities

10.1
Consolidated and Restructured Loan Agreement, dated as of March 28, 2020, by and between Polar Semiconductor, LLC and Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 2.1 (Exhibit A) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.2
Amended and Restated Limited Liability Company Agreement of Polar Semiconductor, LLC, dated as of March 28, 2020, by and among Polar Semiconductor, LLC, Allegro MicroSystems, Inc. and Sanken Electric Co. Ltd. (incorporated by reference from Exhibit 2.1 (Exhibit B) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.3
Wafer Foundry Agreement, dated as of April 12, 2013, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.4
Amendment No. 1 to Wafer Foundry Agreement, dated as of March 28, 2020, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit C) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.5
Letter Agreement regarding FY21 Price Support, dated as of March 28, 2020, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit D) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.6
Transition Services Agreement, dated as of March 28, 2020, by and among Polar Semiconductor, LLC, Sanken Electric Co., Ltd. and Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 2.1 (Exhibit E) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.7
IC Technology Development Agreement, dated as of May 28, 2009, by and among Sanken Electric Co., Ltd., Polar Semiconductor, LLC and Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.8
SG8 Collaboration Agreement, dated as of July 5, 2014, by and between Sanken Electric Co., Ltd., Polar Semiconductor, LLC and Allegro MicroSystems, LLC (incorporated by reference from Exhibit 10.10 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.9
Discrete Technology Development Agreement, dated as of April 1, 2015, by and among Polar Semiconductor, LLC, Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.10
Amendment No. 1 to Discrete Technology Development Agreement, dated as of June 15, 2018, by and among Polar Semiconductor, LLC, Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.11
Letter Agreement regarding Consolidation of Technology Agreements, by and among Allegro MicroSystems, LLC, Sanken Electric Co., Ltd. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit F) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.12
Letter Agreement regarding Termination of Distribution Agreement, dated as of March 28, 2020, by and between Allegro MicroSystems, LLC and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 2.1 (Exhibit H) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.13
Distribution Agreement, dated as of July 5, 2007, by and between Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.14
Amended and Restated Transfer Pricing Agreement, dated as of March 28, 2020, by and among Sanken Electric Co., Ltd., Allegro MicroSystems, Inc., Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit I) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.15
Sales Representative Agreement, dated as of July 5, 2007, by and between Sanken Electric Co., Ltd. and Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.16
Royalty Sharing Agreement, dated as of September 3, 2013, by and between Sanken Electric Co., Ltd. and Allegro MicroSystems, LLC (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.17
Sublease Agreement, by and between Allegro MicroSystems Business Development, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S- filed on October 6, 2020)

10.18
Contract of Lease, dated as of April 1, 2004, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.19
Contract of Lease, dated as of May 23, 2008, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.20
Contract of Lease, dated as of February 10, 2010, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.21
Contract of Lease, dated as of December 29, 2017, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.22
Board Executive Advisor Agreement, dated as of September 28, 2017, by and between Allegro MicroSystems, Inc. and Reza Kazerounian (incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.23
Amendment to Board Executive Advisor Agreement, dated as of June 28, 2018, by and between Allegro MicroSystems, Inc. and Reza Kazerounian (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.24
Director Offer Letter, dated as of June 28, 2018, by and between Allegro MicroSystems, Inc. and Reza Kazerounian (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.25	Form of Class A Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.26	Form of Amendment to Class A Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.27	Form of Class L Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.28
Amended and Restated Allegro MicroSystems, LLC Executive Deferred Compensation Plan, dated as of September 15, 2015 (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.29	Allegro MicroSystems, Inc. Long-Term Cash Incentive Plan (incorporated by reference from Exhibit 10.31 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.30	Form of Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)

10.31	Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Employees)

10.32
Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Board of Directors) (incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.33	Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan

10.34	Form of Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)

10.35
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Ravi Vig (incorporated by reference from Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.36
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Paul V. Walsh, Jr. (incorporated by reference from Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.37
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Michael C. Doogue (incorporated by reference from Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.38
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Max R. Glover (incorporated by reference from Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.39
Offer Letter, dated as of June 21, 2019, by and between Allegro MicroSystems, Inc. and Max R. Glover (incorporated by reference from Exhibit 10.41 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.40	Allegro MicroSystems, Inc. Non-Employee Director Compensation Program (incorporated by reference from Exhibit 10.42 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.41
Form of Indemnification Agreement between Allegro MicroSystems, Inc. and its directors and officers (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.42
Term Loan Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (incorporated by reference from Exhibit 10.44 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.43
Term Loan Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference from Exhibit 10.45 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.44
Revolving Facility Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (incorporated by reference from Exhibit 10.46 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.45
Revolving Facility Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Mizuho Bank, Ltd., as collateral agent (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.46	Form of Class A Share Repurchase Agreement (incorporated by reference from Exhibit 10.48 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.47	Form of Class L Share Repurchase Agreement (incorporated by reference from Exhibit 10.49 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

21.1	Subsidiaries of Allegro MicroSystems, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 19, 2021.

ALLEGRO MICROSYSTEMS, INC.

	By:	/s/ Ravi Vig
Ravi Vig
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated.
Signature		Title	Date

/s/ Ravi Vig		President, Chief Executive Officer (Principal	May 19, 2021
Ravi Vig		Executive Officer) and Director

/s/ Paul V. Walsh, Jr.		Chief Financial Officer (Principal Financial and	May 19, 2021
Paul V. Walsh, Jr.		Accounting Officer)

/s/ Yoshihiro (Zen) Suzuki		Chairman of the Board of Directors	May 19, 2021
Yoshihiro (Zen) Suzuki

/s/ Andrew Dunn		Director	May 19, 2021
Andrew Dunn

/s/ Noriharu Fujita		Director	May 19, 2021
Noriharu Fujita

/s/ Reza Kazerounian		Director	May 19, 2021
Reza Kazerounian

/s/ Christine King		Director	May 19, 2021
Christine King

/s/ Richard Lury		Director	May 19, 2021
Richard Lury

/s/ Joseph Martin		Director	May 19, 2021
Joseph Martin

/s/ Paul Carl (Chip) Schorr IV		Director	May 19, 2021
Paul Carl (Chip) Schorr IV

/s/ Hideo Takani		Director	May 19, 2021
Hideo Takani

Report of Independent Public Accounting Firm
Board of Directors and Stockholders
Allegro MicroSystems, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Allegro MicroSystems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 26, 2021 and March 27, 2020, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the fiscal period ended March 26, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 26, 2021 and March 27, 2020, and the results of its operations and its cash flows for each of the two years in the fiscal period ended March 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Boston, Massachusetts
May 19, 2021

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 26, 2021	March 27, 2020
Assets
Current assets:
Cash and cash equivalents	$197,214	$214,491
Restricted cash	6,661	5,385
Trade accounts receivable, net of allowances for doubtful accounts of $138 and $288 at March 26, 2021 and March 27, 2020, respectively	69,500	59,457
Trade and other accounts receivable due from related party	23,832	30,851
Accounts receivable - other	1,516	1,796
Inventories	87,498	127,227
Prepaid expenses and other current assets	18,374	9,014
Assets held for sale	25,969	—
Total current assets	430,564	448,221
Property, plant and equipment, net	192,393	332,330
Deferred income tax assets	26,972	7,217
Goodwill	20,106	1,285
Intangible assets, net	36,366	19,958
Equity investment in related party	26,664	—
Other assets, net	14,613	8,810
Total assets	$747,678	$817,821
Liabilities, Non-Controlling Interest and Stockholders' Equity
Current liabilities:
Trade accounts payable	$35,389	$20,762
Amounts due to related party	2,353	4,494
Accrued expenses and other current liabilities	78,932	56,855
Current portion of related party debt	—	25,000
Bank lines-of-credit	—	43,000
Total current liabilities	116,674	150,111
Obligations due under Senior Secured Credit Facilities	25,000	—
Related party notes payable, less current portion	—	17,700
Other long-term liabilities	19,133	15,878
Total liabilities	160,807	183,689
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at March 26, 2021 and March 27, 2020	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 189,588,161 shares issued and outstanding at March 26, 2021; no shares authorized, issued or outstanding at March 27, 2020	1,896	—
Class A, $0.01 par value; No shares authorized, issued or outstanding at March 26, 2021; 12,500,000 shares authorized; 10,000,000 shares issued and outstanding at March 27, 2020	—	100
Class L, $0.01 par value; No shares authorized, issued or outstanding at March 26, 2021; 1,000,000 shares authorized; 622,470 shares issued and outstanding at March 27, 2020	—	6
Additional paid-in capital	592,170	458,697
Retained earnings	3,551	194,355
Accumulated other comprehensive loss	(11,865)	(19,976)
Equity attributable to Allegro MicroSystems, Inc.	585,752	633,182
Non-controlling interests	1,119	950
Total stockholders' equity	586,871	634,132
Total liabilities, non-controlling interest and stockholders' equity	$747,678	$817,821
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Net sales	$486,546	$465,532
Net sales to related party	104,661	184,557
Total net sales	591,207	650,089
Cost of goods sold	312,305	388,813
Gross profit	278,902	261,276
Operating expenses:
Research and development	108,649	102,052
Selling, general and administrative	153,476	106,396
Impairment of long-lived assets	7,119	—
Change in fair value of contingent consideration	(2,500)	—
Total operating expenses	266,744	208,448
Operating income	12,158	52,828
Other (expense) income:
Loss on debt extinguishment	(9,055)	—
Interest expense, net	(2,603)	(110)
Foreign currency transaction (loss) gain	(2,889)	1,391
Income in earnings of equity investment	1,413	—
Other, net	(475)	(831)
(Loss) income before income taxes	(1,451)	53,278
Income tax (benefit) provision	(19,552)	16,173
Net income	18,101	37,105
Net income attributable to non-controlling interests	148	134
Net income attributable to Allegro MicroSystems, Inc.	$17,953	$36,971
Net income attributable to Allegro MicroSystems, Inc. per share (Note 16):
Basic	$0.22	$3.70
Diluted	$0.10	$3.70
Weighted average shares outstanding:
Basic	83,448,055	10,000,000
Diluted	176,416,645	10,000,000
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Net income	$18,101	$37,105
Net income attributable to non-controlling interest	148	134
Net income attributable to Allegro MicroSystems, Inc.	17,953	36,971
Other comprehensive income (loss):
Foreign currency translation adjustment	9,304	(3,153)
Net actuarial loss amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax of $391 and $233 in 2021 and 2020, respectively	(1,172)	(543)
Total other comprehensive income (loss)	8,132	(3,696)
Comprehensive income	26,085	33,275
Comprehensive income attributable to non-controlling interest	(21)	(2)
Comprehensive income attributable to Allegro MicroSystems, Inc.	$26,064	$33,273
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity
(in thousands, except share amounts)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 29, 2019	10,000,000	$100	607,620	$6	—	$—	—	$—	$447,762	$157,384	$(16,278)	$814	$589,788
Net income	—	—	—	—	—	—	—	—	—	36,971	—	134	37,105
Issuance of Class L shares, net of forfeitures	—	—	14,850	—	—	—	—	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—	—	—	9,500	—	—	—	9,500
Stock-based compensation	—	—	—	—	—	—	—	—	1,435	—	—	—	1,435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,155)	2	(3,153)
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	(543)	—	(543)
Balance at March 27, 2020	10,000,000	$100	622,470	$6	—	$—	—	$—	$458,697	$194,355	$(19,976)	$950	$634,132
Net income	—	—	—	—	—	—	—	—	—	17,953	—	148	18,101
Issuance of Class L shares, net of forfeitures	—	—	15,828	—	—	—	—	—	—	—	—	—	—
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	—	—	—	—	(19,165)	—	—	—	(19,165)
Stock-based compensation	—	—	—	—	—	—	156,435	2	49,870	—	—	—	49,872
Issuance of common stock in connection with IPO, net of underwriting discounts and other offering costs	—	—	—	—	—	—	25,000,000	250	321,175	—	—	—	321,425
Conversion of Class A and Class L common stock into common stock in connection with the IPO	(10,000,000)	(100)	(636,301)	(6)	—	—	166,500,000	1,665	(1,559)	—	—	—	—
Repurchase of Class A and Class L common stock to cover related taxes	—	—	(1,997)	—	—	—	(2,068,274)	(21)	(27,686)	—	—	—	(27,707)
Conversion of LTCIP/TRIP awards into restricted stock units in connection with the IPO	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Cash dividend paid to holders of Class A common stock	—	—	—	—	—	—	—	—	(191,243)	(208,757)	—	—	(400,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	9,283	21	9,304
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	(1,172)	—	(1,172)
Balance at March 26, 2021	—	$—	—	$—	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,101	$37,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,307	64,048
Amortization of debt issuance costs	226	—
Deferred income taxes	(18,931)	(4,909)
Stock-based compensation	49,870	1,435
Loss on disposal of assets	269	698
Loss on debt extinguishment	9,055	—
Change in fair value of contingent consideration	(2,500)	—
Impairment of long-lived assets	7,119	—
Provisions for inventory and bad debt	5,019	3,891
Changes in operating assets and liabilities:
Trade accounts receivable	(9,303)	16,441
Accounts receivable - other	(28)	346
Inventories	7,641	346
Prepaid expenses and other assets	(29,047)	2,629
Trade accounts payable	15,099	(3,122)
Due to/from related parties	4,878	(23,946)
Accrued expenses and other current and long-term liabilities	14,795	(13,543)
Net cash provided by operating activities	120,570	81,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40,673)	(45,615)
Acquisition of business, net of cash acquired	(11,555)	—
Proceeds from sales of property, plant and equipment	318	3,936
Contribution of cash balances due to divestiture of subsidiary	(16,335)	—
Net cash used in investing activities	(68,245)	(41,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party note receivable	51,377	30,000
Proceeds from initial public offering, net of underwriting discounts and other offering costs	321,425	—
Payments for taxes related to net share settlement of equity awards	(27,707)	—
Dividends paid	(400,000)	—
Borrowings of senior secured debt, net of deferred financing costs	315,719	43,000
Repayment of senior secured debt	(300,000)	—
Repayment of unsecured credit facilities	(33,000)	—
Capital contribution	—	9,500
Net cash (used in) provided by financing activities	(72,186)	82,500
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	3,860	(5,621)
Net (decrease) increase in Cash and cash equivalents and Restricted cash	(16,001)	116,619
Cash and cash equivalents and Restricted cash at beginning of period	219,876	103,257
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$203,875	$219,876
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$214,491	$99,743
Restricted cash at beginning of period	5,385	3,514
Cash and cash equivalents and Restricted cash at beginning of period	$219,876	$103,257
Cash and cash equivalents at end of period	197,214	214,491
Restricted cash at end of period	6,661	5,385
Cash and cash equivalents and Restricted cash at end of period	$203,875	$219,876

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows (cont.)
(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$2,746	$2,448
Cash paid for income taxes	$8,908	$15,873
Non-cash transactions:
Changes in Trade accounts payable related to Property, plant and equipment, net	$(3,226)	$(1,542)
Assets held for sale transferred from property, plant and equipment, net	$25,969	$—
Loans to cover purchase of common stock under employee stock plan	$171	$232
Deconsolidation related to the PSL Divestiture (Note 1)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
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
On November 2, 2020, the Company completed its Initial Public Offering (“IPO”) of 28,750,000 shares of its common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by the Company and 3,750,000 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $321,425 after deducting $20,125 of underwriting discounts and $8,450 of offering costs. The Company’s common stock is now listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.”
On March 28, 2020, the Company entered into an agreement to divest a majority of its ownership interest in Polar Semiconductor, Inc. (“PSL”) to Sanken, in order to better align with its fabless, asset-lite scalable manufacturing strategy (the “PSL Divestiture”). In order to affect this in-kind, non-cash transaction, Sanken contributed the forgiveness of the fair value of the entire related party notes payable of $42,700 owed to Sanken and the Company contributed the forgiveness of the fair value of $15,000 out of the $66,377 total debt owed by PSL to the Company, which was previously eliminated in consolidation. The entire net receivable balance of $51,377 plus accrued interest of $762 was repaid on October 14, 2020. Following the divestiture, Sanken held a 70% majority share in PSL with the Company retaining a 30% minority shareholder interest. The investment was recorded for the 30%, totaling $25,250 at the divestiture date. Beginning with reporting periods on and after March 28, 2020, the investment is included on the Company’s balance sheet as an equity investment in a related party, including $1,413 of income earned during the year ended March 26, 2021.
In addition, the difference between the fair value contributed by both parties at the consummation of this transaction and the book value was treated as an adjustment of capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries within additional paid-in capital of $19,165 at March 26, 2021. This amount includes an estimated tax effect of $1,552 for the year ended March 26, 2021.
On March 28, 2020, in connection with the divestiture described above, the Company also formally terminated its distribution agreement with Sanken to distribute Sanken’s products and entered into a transitional services agreement with PSL, which contracted with Sanken as its new channel for fulfillment of Sanken product sales in North America and Europe. Sanken will continue to provide distribution support for the Company’s products in Japan. See Note 19, “Related Party Transactions,” for further discussion.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
In accordance with the divestiture transactions noted above, the following non-cash assets and liabilities and related equity impacts attributable to the statement of cash flows are summarized below:

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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The COVID-19 pandemic may also heighten other risks. For example, if the business impacts of COVID-19 are prolonged, this could cause the Company to recognize impairments for goodwill and certain long-lived assets including amortizable intangible assets.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) was signed into law. The CARES Act contains numerous tax provisions including a correction to the applicable depreciation rates available in the original Tax Cuts and Jobs Act of 2017 (“TCJA”) for Qualified Improvement Property (“QIP”), temporarily establishes a five-year carryback period for current net operating losses (“NOL”), and contains a provision for deferred payment of 2020 employer payroll taxes. The Company currently estimates cash tax benefits of the NOL to be $9,069. The QIP change is estimated to result in an incremental cash tax benefit of $1,680. Additionally, the Company plans to defer payment of $2,766 of payroll taxes, with $1,383 to be paid back in the third quarter of fiscal year 2022 and the remainder in the third quarter of fiscal year 2023. Additional income tax provisions of the CARES Act are currently being evaluated and not expected to have material impacts.
Financial Periods
The Company’s fiscal year is the 52-week or 53-week period ending on the Friday closest to the last day in March. The Company’s 2021 fiscal year ended March 26, 2021 (“fiscal year 2021”) and 2020 fiscal year ended March 27, 2020 (“fiscal year 2020”) were 52-week periods.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates relate to useful lives of fixed and intangible assets, allowances for doubtful accounts and customer returns and sales allowances. Such estimates could also relate to the net realizable value of inventory, accrued liabilities, the valuation of stock-based awards, deferred tax valuation allowances, and other reserves. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications. The carrying value of assets held for sale related to the planned disposition of the Company’s AMTC Facility were reclassified from Property, plant and equipment, net to Assets held for sale in fiscal year 2021. Impairment of long-lived assets related to the Company’s Thailand-based facility (the “AMTC Facility”). The AMTC facility was reported separately in the consolidated financial statements during fiscal year 2021.
Business Segment Information
The Company operates in one segment which involves the design, development, production and distribution of various integrated circuits in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief operating decision maker, who is the Company’s chief executive officer, measures financial performance as a single enterprise and not on legal entity or end market basis. Throughout the year, the chief operating decision maker allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to legal entity or end market basis. The

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.
Foreign Currency Translation and Transactions
The Company’s reporting currency is the U.S. Dollar. The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for net sales and expenses. The functional currency for the Company’s international subsidiaries is considered to be the local currency for each entity and, accordingly, translation adjustments for these entities are included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets.
Non-Controlling Interest
The Company, through one of its wholly owned subsidiaries, established an affiliated entity in Philippines for the primary purpose of purchasing, selling, leasing, developing and otherwise managing real estate acquired by the Company in the Philippines. The Company owns 40% of the equity interest in this entity and the remaining 60% is held in a trust for the benefit of its employee retirement fund. The portion of the results of operations of this entity is shown as net income attributable to the non-controlling interest in the Company’s consolidated statements of operations for fiscal 2021 and 2020. Additionally, the cumulative portion of the results of operations of this entity along with the interest in the net assets is shown as a component of non-controlling interest in the Company’s consolidated balance sheets.
Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with original maturities of three months or less at the time of acquisition to be cash equivalents. At March 26, 2021 and March 27, 2020, the Company maintained investments in an interest-bearing cash account. Because of the investment’s short term to maturity and the investment’s relative price insensitivity to changes in market interest rates, the Company notes that cost approximates fair value for this investment. As a result, there were no realized or unrealized gains or losses for the fiscal years ended March 26, 2021 and March 27, 2020. The Company has restricted cash, the use of which is restricted to the benefit of employees through a deferred compensation program.
Fair Value of Financial Instruments
Certain assets and liabilities are carried at fair value under GAAP. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value, which are provided below:
Level 1    — Quoted prices in active markets for identical assets or liabilities.
Level 2    — Observable inputs (other than Level 1 prices) such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3    — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or examination.
The categorization of a financial instrument within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The Company’s cash equivalents and restricted cash are carried at fair values as determined according to the fair value hierarchy described above (see Note 5, “Fair Value Measurements”). The carrying value of accounts receivable, assets held for sale, notes receivables, accounts payable and accrued expenses approximate their respective fair value due to the short-term nature of these assets and liabilities. The carrying value of outstanding borrowings under the line of credit agreements approximates fair value as it bears interest at a rate approximating a market interest rate.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Related party note receivable was classified as held-for-investment based on management’s intent and ability to hold the loan for the foreseeable future or to maturity. Loans held-for investment are carried at amortized cost and reduced by a valuation allowance for estimated credit losses, as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, loan fees paid and received, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the term of the related loans.
A detailed description of fair value measurement of the assets of the non-U.S. defined benefit plan is included in Note 14, “Retirement Plans”.
Trade accounts receivable, net
A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). Accounts receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible.
The Company manages the collectability of accounts receivable primarily through its review of the accounts receivable aging. When facts and circumstances dictate the collection of a specific invoice amount or the balance relating to a customer is in doubt, the Company assesses the impact on amounts recorded for doubtful accounts and, if necessary, records a charge in the fiscal period that such assessment is determined. Adjustments to the allowance for doubtful accounts are recorded as selling, general and administrative expenses in the consolidated statements of operations. Account balances are written off after all means of collection are exhausted and the potential for non-recovery is determined to be probable.
Inventories
Inventories are stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. The Company records inventory provisions when conditions exist that suggest that inventory may be in excess of anticipated demand, is obsolete based upon expected future demand for products and market conditions, or quality related rejections. These provisions are reported as a reduction to raw materials and supplies, work in process and finished goods. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales or usage, and product end of life dates. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. Although the Company performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and reported operating results.
Assets Held for Sale
The Company classifies assets as held for sale when all of the following are met: (i) management has committed to a plan to sell the assets; (ii) the assets are available for immediate sale in their present condition; (iii) an active program to locate a buyer has been initiated; (iv) it is probable that a sale will occur within one year; (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value; and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. If all held for sale criteria are met, the assets are reclassified and presented separately in the consolidated balance sheets as assets held for sale at the lower of the carrying value or the fair value, less cost to sell, and no longer depreciated or amortized.
During the fourth quarter of fiscal year 2021, the Company entered into an agreement to sell the AMTC Facility in connection with its previously announced back-end facility consolidation plan. The AMTC Facility met the criteria to be classified as held for sale, and the Company was required to record these assets at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sales price. The sale of the AMTC Facility is expected to close within the calendar year, subject to government approvals in Thailand and customary closing conditions.
Deferred Offering Costs
The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of the additional paid-in capital generated as a result of the offering. As of March 26, 2021 and March 27, 2020, the Company had no deferred offering costs.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Property, Plant and Equipment, Net
Property, plant and equipment, net, including improvements that significantly add to productive capacity or extend useful life, are stated at historical cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company capitalizes interest on certain projects with long-term construction periods. Maintenance and repairs expenditures are charged to expense as incurred. Estimated useful lives of the respective property, plant and equipment assets are as follows:

Asset	Useful Life
Buildings	31 years
Building improvements	Economic life of the building improvements
Leasehold improvements	The shorter of the remaining term of the lease or estimated useful life
Machinery and equipment	3-10 years
Office equipment	3 years
Intangible assets, net
Intangible assets, net primarily consist of capitalized costs to acquire and defend patent and trademark related awards. In addition, the Company holds technology, customer relationships, and non-compete agreements. The Company’s intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years.
Impairment of Long-Lived Assets
Long-lived assets consist of property, plant and equipment, finite-lived intangibles, such as patents and customer relationships and indefinite-lived intangible assets such as process technology and trademarks.
Property, plant and equipment and finite-lived assets are tested for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life.
Indefinite-lived intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company has elected the first business day of the fourth quarter of its fiscal year as the annual impairment testing date. The results of the annual impairment test did not indicate any impairments of indefinite-lived intangible assets for fiscal years 2021 and 2020.
The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and concluded that there was a triggering event during the fourth quarter of fiscal year 2020. As a result, management performed an impairment evaluation of its long-lived asset balances as of March 27, 2020. This did not lead to the Company recording an impairment charge at that time. The full extent to which COVID-19 will impact the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the virus and the actions to contain or treat its impact.
In the fourth quarter of fiscal year 2020, the Company initiated a process to conclude its operations at the AMTC facility with the intention of selling the AMTC Facility. On March 3, 2021, the Company entered into a definitive agreement to sell its AMTC facility for approximately $30,000 before fees and expenses. As a result of the execution of the definitive agreement, the Company reclassified the AMTC assets within its “Property, plant and equipment, net” to “Assets held for sale” and incurred an impairment charge to the book value of those assets of $7,119 in its fiscal fourth quarter ended March 26, 2021.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Goodwill
Goodwill represents the excess purchase price over the estimated fair value of net assets acquired as of the acquisition date. The Company tests goodwill for impairment on an annual basis on the first business day of the fourth quarter or more frequently if there are indicators of impairment. Events that could indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate, operational performance of the business or key personnel, and an adverse action or assessment by a regulator. The Company has determined that there is one reporting unit for purposes of testing goodwill for impairment.
In testing goodwill for impairment, the Company has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include industry and market considerations, economic conditions, entity-specific financial performance and other events, such as changes in management, strategy and primary customer base. If based on the Company’s qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The results of the Company’s qualitative goodwill impairment test performed on the first business day of fourth quarter for fiscal year 2021 and fiscal year 2020 did not indicate any impairments.
Product Warranties
The Company provides warranties on its products to its customers, generally for one year from the date of shipment and in limited cases for longer periods. In the event of a failure of a product covered by these warranties, the Company must repair or replace the product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. In limited cases, the Company warrants its products to include significant liability beyond the cost of repairing or replacing the product or refunding the sales price of the product. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. If there is a material increase in the rate of customer claims, or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may need to record a charge against future cost of goods sold. There were minimal costs accrued in the fiscal years ended March 26, 2021 and March 27, 2020.
Deferred Rent
The Company records rent expense on a straight-line basis using a constant periodic rate over the term of its lease agreements. The excess of the cumulative rent expense incurred over the cumulative amounts due under the lease agreements is deferred and recognized over the term of the leases. Leasehold improvement reimbursements from landlords are recorded as deferred rent and amortized as reductions to lease expense over the lease term.
Revenue Recognition
Effective March 30, 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or “ASC 606”) using the modified retrospective method. ASC 606 superseded the guidance of Revenue Recognition (Topic 605) formerly followed by the Company. The adoption of ASC 606 had no impact on the Company’s consolidated financial statements. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the new standard to be immaterial to net income on an ongoing basis.
Under the guidance of ASC 606, revenue is recognized when transfer of control to the customer occurs in an amount reflecting the consideration that the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five step approach:
(1) Identify the contract with a customer—The Company considers customer purchase orders, which in some cases are governed by master agreements, to be customer contracts. A contract exists when it is approved by both parties, each party’s rights and obligations are identified, payment terms are known, customer has the ability and intent to pay and the contract has commercial substance. The Company uses judgement in determining the customer’s ability and intent to pay, which is based on factors such as the customer’s historical payment experience or, for new customers, credit and financial information pertaining to the customers.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
(2) Identify the performance obligations in the contract—Performance obligations are identified as products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract. Substantially, all of the Company’s contracts with customers contain single performance obligation, such as the sale of mixed-signal integrated circuit products or the sale of wafer fabricators.
(3) Determine the transaction price—The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.
(4) Allocate the transaction price to the performance obligations in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligations based on a relative standalone selling price (“SSP”).
(5) Recognize revenue when a performance obligation is satisfied—Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs point in time at shipment.
Sales channels
The Company sells products globally through its direct sales force, third party distributors, independent sales representatives and consignment. The Company records revenue based on the amount of any discounted arrangement fee. When the Company transacts with a distributor, its contractual arrangement is with the distributor and not with the end customer. Whether the Company transacts business with and receives the order from a distributor or directly from an end customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are the same.
The Company also uses independent sales representatives to assist in the sales process with certain customers. Sales representatives are not distributors. If a sales representative is engaged in the sales process, the Company receives the order directly from and sells the products directly to the end customer. The Company pays a commission to the sales representative, calculated as a percentage of the related customer payment. Sales representatives commissions are recorded as expenses when incurred and are classified as sales and marketing expenses in the Company’s consolidated statements of operations.
For the consignment arrangements with distributors, delivery occurs and revenue is recognized when the distributor pulls product from consignment inventory that it is stored at designated distributor locations. Recognition is not contingent upon resale of the products to the distributors’ customers. Until the products are pulled for use or sale by the distributor, the Company retains control over the products’ disposition, including the right to pull back or relocate the products.
Variable consideration
Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes limited price protection provisions provided to distributors, sales under agreements that allow rights of return, referred to as stock rotation, provided to distributors, discounts and credits provided to distributors and returns provisions offered to direct customers. The Company estimates potential future returns, credits and sales allowances based on historical data from prior sales returns and credits issued and changes in product sales to customers.
Practical expedients elected
The Company elected certain practical expedients with the adoption of the new revenue recognition standard. Revenue recognized is adjusted based on allowances, which are prepared on a portfolio basis using a most likely amount methodology. The length of time between revenue recognition and payment is not significant under any of the Company’s payment terms. However, if the period between revenue recognition and when the customer pays is one year or less, the Company elected not to account for the significant financing component.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Other Revenue Recognition Policies
Prior to the end of fiscal year 2020, the Company acted as a distributor of Sanken products in North America, South America and Europe. The Company evaluated whether it is acting as the principal (i.e., report net sales on a gross basis) or agent (i.e. report net sales on a net basis) in these transactions. In doing so, the Company evaluated whether it controls the good or service before it is transferred to the customer. If the Company controls the good or service before it is transferred to the customer, it is acting as principal in the transaction. Generally, the Company controls the promised products before transferring the products to the customer and act as the principal to the transaction, therefore the Company recognizes net sales gross.
Shipping and handling activities are not considered a contract performance obligation. The Company records shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of sale.
Contract Assets and Contract Liabilities
Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period. Contract assets typically result from contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets at March 26, 2021 and March 27, 2020.
Contract Liabilities (Deferred Revenue)—Deferred revenue typically results from billings in excess of revenues recognized and relate to products shipped near the end of the reporting period for which the required revenue recognition criteria were not met. The Company had no contract liabilities at March 26, 2021 and March 27, 2020.
Contract costs
Following the Company’s adoption of ASC 606, certain costs, such as cost to obtain a contract or cost to fulfill a contract are required to be capitalized. The Company has immaterial contract costs, as such, no amounts were capitalized at March 26, 2021 and March 27, 2020.
Stock-Based Compensation
The Company recognizes compensation costs for all stock-based compensation awards made to employees based upon the awards’ grant-date fair value. The Company estimates the fair value of stock-based compensation awards granted using a discounted cash flow model to determine the fair value of the awards. Stock-based compensation expense is recognized evenly over the vesting period. The Company accounts for forfeitures as they occur. Determining the fair value of the stock-based compensation awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying market-based and projected future cash flow assumptions. Any changes to those estimates that the Company makes from time to time may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operations.
Pension Obligations
The Company, through its subsidiaries, has various foreign defined benefit plans as well as U.S. defined contribution plans. Accredited independent actuaries calculate related plan assets, liabilities and expenses. The Company is required to make certain assumptions to assign value to the plan assets and liabilities. These assumptions are reviewed annually, based on current plan information and consultations with independent investment advisors and actuaries. The selection of assumptions requires a high degree of judgment and may materially change from period to period. The Company does not offer other defined benefits associated with postretirement benefit plans other than pensions.
The Company recognizes the funded status of a benefit plan on its consolidated balance sheets and recognizes gains, losses and prior service cost or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive income, net of tax. In addition, the Company measures defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets and discloses in the notes to the consolidated financial statements the gains or losses, prior service costs or credits and transition asset or obligation.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of assets and liabilities, as measured by enacted tax rates anticipated to be in effect when these differences are expected to reverse. This method also requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized, a valuation allowance is established.
The Company recognizes a liability for potential payments of taxes to various tax authorities related to uncertain tax positions and other tax matters. The recorded liability is based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is “more likely than not” to be realized. The amount of the benefit that may be recognized in the consolidated financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company establishes a liability, which is included in other long-term liabilities in the consolidated balance sheets, for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These liabilities are established when the Company believes that certain positions might be challenged despite the Company’s belief that the tax return positions are fully supportable. The recorded liability is adjusted considering changes in the facts and circumstances. The provision for income taxes includes the impact of the recorded liability and changes thereto.
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax provision in the consolidated statements of operations. Accrued interest and penalties are included in accrued income taxes in the consolidated balance sheets.
Except for our AMTC Facility, all undistributed earnings of our foreign subsidiaries are permanently reinvested. Accordingly, the Company does not provide for U.S. income taxes on such undistributed earnings.
Advertising Costs

Advertising costs are expensed, as incurred, as a component of sales expense. Advertising expense was $331 and $273 in fiscal years 2021 and 2020, respectively.
Net Income Per Share
The Company computes net income per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic net income per share is computed by dividing net income attributable to shareholders of the Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Information about potentially dilutive and antidilutive shares for the reporting period is provided in Note 16, “Net Income per Share.”
As the Company maintained two classes of Common stock (Class A and Class L) in fiscal year 2020, earnings per basic and diluted shares were calculated under the two-class method. The two-class method includes an earnings allocation formula that determines earnings per share for each participating security according to dividends declared on undistributed earnings for the period. Earnings per diluted share is computed on the basis of the weighted-average number of common shares outstanding during the period plus the dilutive effect of any potential common shares outstanding during the period using the more dilutive of the two-class method or another dilutive method. For the fiscal years ended March 27, 2020, the Company did not allocate income to the Class L shares in accordance with ASC 260, because such classes of shares would not have shared in the distribution had all of the income for the periods been distributed. Accordingly, earnings per share calculations were provided only for the class A shares.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Company evaluates its creditworthiness of its customers and maintains allowances, to the extend necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any significant credit losses to date.
As of March 26, 2021 and March 27, 2020, Sanken accounted for 22.7% and 33.8% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net as of such dates.
For the fiscal years ended March 26, 2021 and March 27, 2020, Sanken accounted for 17.7% and 28.4% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for any of these periods.
During the fiscal year ended March 26, 2021, sales from customers located outside of the United States in the aggregate accounted for 86.1% of the Company’s total net sales, with Japan accounting for 17.7%, Greater China accounting for 26.6% and South Korea accounting for 10.5%. No other countries accounted for greater than 10.0% of total net sales for the fiscal year ended March 26, 2021.
During the fiscal year ended March 27, 2020, sales from customers located outside of the United States accounted in the aggregate for 81.7% of the Company’s total net sales, with Japan accounting for 28.4% and Greater China accounting for 18.7%. No other countries accounted for greater than 10.0% of total net sales for the fiscal year ended March 27, 2020.
Recently Adopted Accounting Standards
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
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, “Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, regarding transfers between levels of financial instruments, amounts of unrealized gains and losses included in other comprehensive (loss) income for Level 3 fair value measurements and the information used to determine the fair value of Level 3 fair value measurements. The Company adopted the disclosure requirements of this standard update on December 26, 2020 and determined that there was no material impact to its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans” (“ASU 2018-14”), which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. The Company adopted ASU 2018-14 retrospectively on December 26, 2020 and determined that the disclosure requirements had no material impact to its consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions for intraperiod tax allocations and deferred tax liabilities for equity method investments and adds guidance on whether a step-up in tax basis of goodwill relates to a business combination or a separate transaction. The Company adopted this standard update on December 26, 2020 and determined that there was no material impact to its consolidated financial statements and related disclosures.
In January 2020, the FASB issued ASU No. 2020-01, “Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)” (“ASU 2020-01”), which addresses accounting for the transition into and out of the equity method and provides clarification of the interaction of rules for equity securities, the equity method of accounting, and forward contracts and purchase options on certain types of securities. The Company adopted this standard update on December 26, 2020 and determined that there was no material impact to its consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”) to provide temporary optional expedients and exceptions to the contract modifications, hedge relationships, and other transactions affected by reference rate reform if

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
certain criteria are met. This ASU, which was effective for all entities upon issuance on March 12, 2020 and may be applied through December 31, 2022, is applicable to all contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or any other reference rate expected to be discontinued. The Company has assessed the potential impact of ASU 2020-04 and determined that the standard update would have no material impact to its consolidated financial statements due to the Company’s option to use an alternative rate other than LIBOR on its senior secured credit facilities. The utilization of another allowable interest rate would be commensurate with LIBOR and would not preclude the need to modify or cancel its current financing arrangements.
Recently Issued Accounting Standards Not Yet Adopted
In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Topic 842 and all subsequent amendments requires lessees to recognize the following for all leases, with the exception of short-term leases if an accounting policy election is made, at the lease commencement date: a lease liability, which is the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lease expense is recognized in the income statement in a manner similar to current U.S. GAAP. Lessees will no longer be provided with a source of off-balance sheet financing. The new lease standard also requires entities to disclose key quantitative and qualitative information about its leasing arrangements.
The Company will adopt the new lease standard on March 27, 2021 using the optional transition method to the modified retrospective approach. Under this transition provision, the Company will not apply the new lease standard to comparative periods presented or provide the incremental disclosure requirements for periods before the Company’s adoption of Topic 842. The Company has identified and evaluated its lease population, including leases embedded within service arrangement, and is currently finalizing business processes and controls to support the ongoing recognition and disclosure requirements after adoption. The Company has also implemented a new software to manage the lease portfolio and perform the accounting required under Topic 842. The Company does not expect the adoption of the new lease standard to have a significant impact on its consolidated statements of operations and cash flows. However, the Company expects that the adoption of the new lease standard will result in the recognition of right-of-use lease assets and lease liabilities between $16.6 million and $20.6 million as of March 27, 2021.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which adds an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-03, along with its subsequent clarifications, was effective for public companies beginning after December 15, 2019. The Company is evaluating the new guidance and the expected effect on its consolidated financial statements and related disclosures. In November 2019, the FASB issued ASU No. 2019-10 delaying the effective date for all entities. For public entities, this guidance was effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years.
3. Acquisition
On August 28, 2020, the Company closed on its purchase of Voxtel, Inc. (“Voxtel”), a privately-held technology company located in Beaverton, Oregon that develops, manufactures and supplies photonic and advanced 3D imaging technologies (the “Acquisition”). The total preliminary purchase price was $34,980, including certain earn-outs that have a potential payout of $15,000. The fair value of these earn-outs at acquisition date was $7,300.
The Acquisition has been accounted for as a business combination and, in accordance with ASC 805, Business Combinations, the Company has recorded the assets acquired and liabilities assumed at their respective fair values as of the date of the Acquisition. The allocation of purchase consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are the determination of the tax basis of certain assets and liabilities, the determination of certain tax carry forwards, and residual goodwill. The preliminary fair values of the assets acquired and liabilities assumed by major class of the acquisition of Voxtel were recognized as follows:

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

Estimated fair value of consideration:
Base purchase price	$27,680
Contingent consideration	7,300
Total estimated fair value of consideration	$34,980
Estimated fair value of assets acquired and liabilities assumed:
Net working capital	$4,064
Property and equipment	57
Finite-life intangible assets	13,600
Indefinite-life intangible assets	2,400
Deferred tax liability	(3,843)
Goodwill	18,702
Allocated purchase price	$34,980
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
Amortization of completed technology is included within cost of goods sold, and amortization of customer relationships and trademarks is included within selling, general and administrative expense. To value the completed technology and the in-process research and development assets, the Company utilized the income approach, specifically a discounted cash flow method known as the multi-period excess earnings method. Customer relationships represent the underlying relationships with certain customers to provide ongoing services for products sold. The Company utilized the income approach, specifically the distribution method, a subset of the excess-earnings method, to value the customer relationships and trademarks.
The following table presents the estimated fair values and useful lives of the identifiable finite-life intangible assets acquired:

	Useful Life	Fair value
Completed technology	12 years	$13,100
Customer relationships	6 years	300
Trademarks	5 years	200
		$13,600
Goodwill was recognized as the excess purchase price over the fair value of the net assets acquired. The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. Goodwill from the Acquisition is included within the Company’s one reporting unit and is included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the Acquisition is not deductible for tax purposes.
The revenues were $1,235 and loss of $4,998 before income taxes from the Acquisition to the Company’s consolidated results for the year ended March 26, 2021. The Company has not presented pro forma results of operations for the Acquisition because it is not material to the Company's consolidated results of operations, financial position, or cash flows.
4. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”), application-specific analog power semiconductors, wafer foundry products and from the sale of Sanken related products. The following tables summarize net sales disaggregated by core end market and application, by product and by geography for the fiscal years ended March 26, 2021 and March 27, 2020. The categorization of net sales by core end market and application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location the products are being shipped to.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales by core end market and application:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Core end market:
Automotive	$398,298	$395,277
Industrial	94,872	78,399
Other	98,037	68,622
Other applications:
Wafer foundry products	—	72,370
Distribution of Sanken products	—	35,421
Total net sales	$591,207	$650,089
Net sales by product:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Power integrated circuits (“PIC”)	$203,600	$165,911
Magnetic sensors (“MS”)	386,372	376,387
Photonics	1,235	—
Wafer foundry products	—	72,370
Distribution of Sanken products	—	35,421
Total net sales	$591,207	$650,089
Net sales by geography:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Americas:
United States	$82,165	$119,139
Other Americas	16,558	20,883
EMEA:
Europe	103,128	110,126
Asia:
Japan	104,661	184,557
Greater China	157,546	121,807
South Korea	62,075	54,707
Other Asia	65,074	38,870
Total net sales	$591,207	$650,089
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. At March 26, 2021 and March 27, 2020, these adjustments were $15,412 and $17,473, respectively, and were netted against trade accounts receivable in the consolidated balance sheets. These amounts represent activity of income and charges of $2,061 and $423, respectively, for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.
Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of March 26, 2021 and March 27, 2020 measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at March 26, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,327	$—	$—	$16,327
Restricted cash:
Money market fund deposits	6,661	—	—	6,661
Total assets	$22,988	$—	$—	$22,988
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$4,800	$4,800
Total liabilities	$—	$—	$4,800	$4,800

	Fair Value Measurement at March 27, 2020 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$46,337	$—	$—	$46,337
Restricted cash:
Money market fund deposits	5,385	—	—	5,385
Total assets	$51,722	$—	$—	$51,722
The following table shows the change in fair value of Level 3 contingent consideration:

Level 3 Contingent Consideration
Balance at March 27, 2020	$—
Purchase price contingent consideration (Note 3)	7,300
Change in fair value of contingent consideration	(2,500)
Balance at March 26, 2021	$4,800
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments which are the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 14, “Retirement Plans.”
In connection with the Acquisition discussed in Note 3, “Acquisition,” the Company is required to make contingent payments, subject to the entity achieving certain sales and revenue thresholds. The contingent consideration payments are up to $15,000. The fair value of the liabilities for the contingent payments recognized upon the Acquisition as part of the purchase accounting opening balance sheet totaled $7,300 and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for the Acquisition is included in change in fair value of contingent consideration in the consolidated statements of operations.
During the fourth quarter, the Company determined that certain sales and revenue thresholds were less likely to be met for Voxtel as a result of its remeasurement exercise and updated associated forecasted data. The fair value adjustment of

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
$2,500 is recorded within operating cash flows as it represents the change in the fair value of the consideration liability that is less than the amount of the contingent consideration liability recognized at the acquisition date.
During the fiscal years ended March 26, 2021 and March 27, 2020, there were no transfers between Level 1, Level 2 and Level 3.
6. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	March 26, 2021	March 27, 2020
Trade accounts receivable	$108,546	$107,223
Less:
Allowance for doubtful accounts	(138)	(288)
Returns and sales allowances	(15,274)	(17,185)
Related party trade accounts receivable	(23,634)	(30,293)
Total	$69,500	$59,457
Changes in the Company’s allowance for doubtful accounts and returns and sales allowances were as follows:

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 29, 2019	$412	$17,607	$18,019
Charged to costs and expenses or revenue	262	118,719	118,981
Write-offs, net of recoveries	(386)	(119,141)	(119,527)
Balance at March 27, 2020	288	17,185	17,473
Charged to costs and expenses or revenue	(150)	147,026	146,876
Write-offs, net of recoveries	—	(148,937)	(148,937)
Balance at March 26, 2021	$138	$15,274	$15,412
7. Inventories
Inventories include material, labor and overhead and consisted of the following:

	March 26, 2021	March 27, 2020
Raw materials and supplies	$9,629	$12,411
Work in process	50,095	87,606
Finished goods	27,774	24,659
Finished goods – consigned	—	2,551
Total	$87,498	$127,227
In connection with the Acquisition, the Company acquired inventory with a stepped-up basis of $3,120, for which $1,083 was on-hand at March 26, 2021. The Company recorded inventory provisions totaling $4,464 and $3,345 for the years ended March 26, 2021 and March 27, 2020, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
8. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	March 26, 2021	March 27, 2020
Land	$16,602	$27,898
Buildings, building improvements and leasehold improvements	56,911	150,402
Machinery and equipment	491,025	694,215
Office equipment	6,281	7,517
Construction in progress	29,201	27,919
Total	600,020	907,951
Less accumulated depreciation	(407,627)	(575,621)
Total	$192,393	$332,330
The Company retired $63 and $9,418 of fully depreciated assets during the fiscal years ended March 26, 2021 and March 27, 2020, respectively. Total depreciation expense amounted to $44,845 and $62,118 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of March 26, 2021 and March 27, 2020 are as follows:

	March 26, 2021	March 27, 2020
United States	$36,529	$152,536
Philippines	148,374	106,618
Thailand	1,698	62,380
Other	7,190	12,112
Total	$193,791	$333,646
Amortization of prepaid tooling costs amounted to $130 and $125 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.
9. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 29, 2019	$1,336
Currency translation	(51)
Balance at March 27, 2020	$1,285
Goodwill arising from acquisition	18,702
Currency translation	119
Balance at March 26, 2021	$20,106

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Intangible assets, net is as follows:

	March 26, 2021
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$32,751	$12,307	$20,444	10 years
Customer relationships	6,193	5,865	328	9 years
Process technology	13,100	651	12,449	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	24	176	5 years
Legacy trademarks	627	58	569
Other	32	32	—
Total	$56,953	$20,587	$36,366

	March 27, 2020
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$29,115	$9,834	$19,281	10 years
Customer relationships	5,462	5,335	127	9 years
Process technology	1,650	1,650	—
Legacy trademarks	608	58	550
Other	32	32	—
Total	$36,867	$16,909	$19,958
As summarized in Note 3, “Acquisition,” the Company completed the Acquisition during the fiscal year ended March 26, 2021. The Company paid an amount of $34,980 to acquire Voxtel, which represents its fair value on that date. Any excess of the Acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which amounted to $18,702. As a result of the Acquisition, the Company recorded finite-life intangible assets of $13,600, the types and lives of which are detailed in the above-referenced financial note. In addition, as a result of the Acquisition, the Company recorded indefinite-life intangible assets of $2,400.
Intangible assets amortization expense was $3,332 and $1,805 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively. The majority of the Company’s intangible assets are related to patents as noted above. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When the Company capitalizes patent defense costs it amortizes these costs over the remaining estimated useful life of the patent, which is generally ten years. There were no such costs capitalized during either of the fiscal years 2021 or 2020.
As of March 26, 2021, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

2022	$3,423
2023	3,271
2024	3,153
2025	2,956
2026	2,741
Thereafter	20,822
Total	$36,366

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
10. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	March 26, 2021	March 27, 2020
Accrued management incentive (LTCIP)	$58	$11,488
Accrued management incentive (non-LTCIP)	21,480	6,273
Accrued salaries and wages	15,060	12,069
Base acquisition purchase price due	14,588	—
Deposits on AMTC facility	14,531	—
Accrued vacation	5,739	7,146
Accrued severance	572	6,065
Accrued professional fees	2,029	4,036
Accrued income taxes	514	3,408
Accrued utilities	623	1,114
Other current liabilities	3,738	5,256
Total	$78,932	$56,855
11. Management Long-Term Cash Incentive Plan
On August 28, 2015 the Company’s Board of Directors approved a Long-Term Cash Incentive Plan (“LTCIP”) for certain employees. Under the LTCIP, employees receive cash payments upon achievement of certain performance metrics determined based on a three-year rolling performance period. The Company had executed individual agreements with employees to pay certain incentives upon achievement of the plan conditions at the end of each three-year performance period.
In connection with its IPO, the Company offered certain employees (excluding its named executive officers) who were eligible to receive cash bonuses under the Company’s LTCIP and/or Talent Retention Incentive Program (as amended, the “TRIP”) the opportunity to elect to receive restricted stock units (“RSUs”) under its 2020 Omnibus Incentive Compensation Plan in lieu of cash payouts under the LTCIP and/or TRIP, through the LTCIP/TRIP Award RSU Conversion Program (the “RSU Conversion Program”). The expense related to the LTCIP and TRIP awards elected to be exchanged in the RSU Conversion Program amounted to $607 and $421, respectively. The number of RSUs granted to employees that elected to participate in the RSU Conversion Program is determined as a percentage of the employee’s target bonus under the LTCIP or TRIP, and amounted to 602,490 and 348,911 RSUs on behalf of the LTCIP and TRIP conversion, respectively, at a grant date fair value of $14.00. If an employee elected not to to participate in the RSU Conversion Program, the LTCIP or TRIP award will continue under its existing terms and conditions.
The accrual activity, payments, removal due to divestitures and balances related to the LTCIP are as follows:

Description	Current Liabilities	Long-Term Liabilities
Balance at March 29, 2019	$17,115	$11,104
Reclassification	9,707	(9,706)
Payments	(17,836)	—
Accruals	2,502	6,759
Balance at March 27, 2020	11,488	2,439
Reclassification	1,004	(1,004)
Payments	(11,267)	(111)
RSU conversion	(640)	—
Removal due to divestiture	(378)	(398)
Accruals	(149)	(668)
Balance at March 26, 2021	$58	$258

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The current and long-term portion of the liabilities associated with the LTCIP is included within accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets, respectively.
12. Debt and Other Borrowings
Components of Debt
The following is a summary of obligations under the Company’s Senior Secured Credit Facilities and other borrowings at March 26, 2021 and March 27, 2020:

	March 26, 2021	March 27, 2020
Senior Secured Term Loan	$25,000	$—
Unsecured Revolving Credit Facilities	—	43,000
Total Debt	25,000	43,000
Less debt payable within one year	—	43,000
Debt payable after one year	$25,000	$—
As of March 26, 2021, the principal maturities of debt obligations outstanding of $25,000 are due for repayment in fiscal year 2028.
Senior Secured Credit Facilities:
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in fiscal year 2028 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Revolving Credit Facility is secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the Term Loan Facility is calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. The Company’s outstanding borrowings bore an interest rate of 4.25% at March 26, 2021. The Company had no outstanding borrowings on the Revolving Credit Facility at March 26, 2021.
In connection with entering into the Revolving Credit Facility, the Company used cash on hand to repay all prior amounts outstanding under AML’s $25,000 and $8,000 line-of-credit agreements and terminated all commitments thereunder.
Included in the Term Loan Facility were deferred financing costs of $9,374, which the Company has deducted from the carrying amount presented on its consolidated balance sheet and amortized into interest expense or recognized as loss on debt extinguishment. Included in the Revolving Credit Facility were deferred financing costs of $300, which the Company classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on its consolidated balance sheet and is amortizing those costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $249 at March 26, 2021.
On November 25, 2020, the Company repaid $300,000 of the outstanding $325,000 Term Loan Facility using proceeds from the Company’s recently completed IPO. The repayment was accounted for as a debt extinguishment in accordance with provisions of ASC Topic 470-50, Debt Modifications and Extinguishments. The Company recognized a loss on partial debt extinguishment of $9,055 which was included within “Other (expense) income” in the consolidated statements of operations for the year ended March 26, 2021. The loss on debt extinguishment consisted of the unamortized balances of previously deferred original issue discount (“OID”) and debt issuance costs which the Company wrote off.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Unsecured Revolving Credit Facilities:
On January 22, 2019, the Company, through its subsidiaries, entered into a revolving line-of-credit agreement, with a financial institution, that provided for a maximum borrowing capacity of $25,000. The revolving line-of-credit bore interest at LIBOR on the day of the advance plus a 0.4% spread payable upon maturity of the draws, and expires on January 22, 2021. During fiscal year 2021, the Company borrowed $25,000 under the revolving line-of-credit. As of March 27, 2020, the Company had a $25,000 outstanding balance under the revolving line-of-credit agreement with an original repayment date of June 19, 2020 at an interest rate of 1.7%. In the first quarter of fiscal 2021, repayment of the $25,000 borrowings under the revolving line-of-credit was extended to December 18, 2020. The revolving line of credit was secured, for a one-year period, by a non-refundable fee of $25 that was paid to the financial institution. In connection with entering into a new revolving credit facility on September 30, 2020, the Company used cash on hand to repay all amounts outstanding under the line-of-credit and terminated all commitments thereunder.
On March 27, 2006, the Company, through its PSL subsidiary, entered into a revolving line-of-credit agreement, with a financial institution, that provides for a maximum borrowing capacity of $10,000. The revolving line-of-credit bore interest at LIBOR on the day of the advance plus 1.0% spread payable upon maturity of the draws and was guaranteed by Sanken. Under the terms of the revolving line-of-credit agreement, the principal was due at various times during fiscal year 2021. During fiscal year 2020, the Company borrowed $10,000 under the revolving line of credit. As of March 27, 2020, the Company had a $10,000 outstanding balance under the revolving line-of-credit agreement maturing on September 16, 2020, at an interest rate of 2.5%. On March 28, 2020, in conjunction with the PSL Divestiture, the debt was deconsolidated.
On December 5, 2001, the Company, through its subsidiaries, entered into a line-of-credit agreement with a financial institution that provides for a maximum borrowing capacity of $8,000. On March 18, 2020, the Company borrowed $8,000 under the line-of-credit. As of March 27, 2020, the Company had an $8,000 outstanding balance under the line-of-credit agreement maturing on June 18, 2020 at an interest rate of 1.9%. In the first quarter of fiscal 2021, repayment of the $8,000 borrowings under the line-of-credit was extended to December 21, 2020. In connection with entering into a new revolving credit facility on September 30, 2020, the Company used cash on hand to repay all amounts outstanding under the line-of-credit and terminated all commitments thereunder.
On November 26, 2019, the Company, through its subsidiaries, entered into a line-of-credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,233 at March 26, 2021) at the bank’s prevailing interest rate. The line-of-credit is due to expire on August 31, 2021. There were no borrowings outstanding under this line-of-credit as of March 26, 2021 and March 27, 2020.
On November 20, 2019, the Company, through its subsidiaries, entered into a line-of-credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $1,541 at March 26, 2021) at the bank’s prevailing interest rate. The line-of-credit is due to expire on June 30, 2021. There were no borrowings outstanding under this line-of-credit as of March 26, 2021 and March 27, 2020.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
13. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	March 26, 2021	March 27, 2020
Accrued management incentive (LTCIP)	$258	$2,439
Accrued management incentive (non-LTCIP)	370	2,304
Accrued retirement	10,656	8,005
Accrued contingent consideration	4,800	—
Provision for uncertain tax positions (net)	2,774	2,855
Other	275	275
Total	$19,133	$15,878
14. Retirement Plans
The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the benefit obligations) of its defined benefit pension plans in its consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (“AOCI”), net of tax. These amounts will continue to be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. Further, actuarial gains and losses and prior service costs that arise in future periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will also be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. The Company uses a measurement date for its defined benefit pension plans and other postretirement benefit plans that is equivalent to its fiscal year-end.
Plan Descriptions
Non-U.S. Defined Benefit Plan
The Company, through its wholly owned subsidiary, Allegro MicroSystems Philippines, Inc. (“AMPI”), has a defined benefit pension plan, which is a noncontributory plan that covers substantially all employees of the respective subsidiary. The plan’s assets are invested in common trust funds, bonds and other debt instruments and stocks.
Effect on the consolidated statements of operations
Expense related to the non-U.S. defined benefit plan was as follows:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Service cost	$1,454	$961
Interest cost	628	674
Expected return on plan assets	(299)	(331)
Amortization of net transition asset	(1)	(14)
Amortization of prior service cost	8	8
Actuarial loss	179	96
Net periodic pension expense	$1,969	$1,394

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Changes in the benefit obligations and plan assets for the non-U.S. defined benefit plan were as follows:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Obligation and funded status of plan:
Benefit obligation at beginning of year	$12,595	$10,840
Service cost	1,454	961
Interest cost	628	674
Benefits paid	(633)	(938)
Actuarial loss	2,502	690
Foreign currency exchange rate changes	634	368
Benefit obligation at end of year	$17,180	$12,595
Change in plan assets:
Fair value of plan assets at beginning of year	$5,579	$5,171
Actual return on plan assets	1,421	434
Employer contributions	981	932
Benefits paid	(595)	(1,130)
Foreign currency exchange rate changes	258	172
Fair value of plan assets at end of year	$7,644	$5,579
Underfunded status at end of year	$(9,536)	$(7,016)
The underfunded plan amounts are recognized as a component of other long-term liabilities in the consolidated balance sheets.
The following table presents the obligations and asset information for the non-U.S. defined benefit plan that has a projected benefit obligation in excess of plan assets:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Projected benefit obligations	$17,180	$12,595
Plan assets	7,644	5,579
Accumulated benefit obligations	10,353	7,818

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The amounts recorded in AOCI for the non-U.S. defined benefit plan for the fiscal years ended March 26, 2021 and March 27, 2020 are further detailed below:

	Net Transition Obligation (Asset)	Net Actuarial Loss	Prior Service Costs	Total
Balance, March 29, 2019, net of tax	$75	$1,617	11	$1,703
2020 change in AOCI for non-U.S. defined benefit plan	244	1,264	(3)	1,505
Amounts in AOCI before tax	319	2,881	8	3,208
Less tax expense	95	864	3	962
Balance, March 27, 2020, net of tax	224	2,017	5	2,246
2021 change in AOCI for non-U.S. defined benefit plan	74	2,242	(4)	2,312
Amounts in AOCI before tax	298	4,259	1	4,558
Less tax expense	74	1,066	—	1,140
Balance, March 26, 2021, net of tax	$224	$3,193	$1	$3,418
There is no actuarial net gain or loss included in AOCI as of March 26, 2021 that is expected to be amortized into net periodic benefit cost over the next fiscal year.
As of March 26, 2021, the Company does not expect a return of plan assets during the next 12 months.
Assumptions and Investment Policies
Weighted-Average Assumptions Used to Determine Projected Benefit Obligation

	March 26, 2021	March 27, 2020
Non-U.S. assumed discount rate	4.00%	4.98%
Non-U.S. rate of compensation increase	5.00%	5.00%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 26, 2021	March 27, 2020
Non-U.S. assumed discount rate	4.00%	4.98%
Non-U.S. expected long-term return on plan assets	4.20%	5.20%
Non-U.S. rate of compensation increase	5.00%	5.00%
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets as of March 26, 2021 and March 27, 2020, using the same three-level hierarchy of fair value inputs described in Note 2, “Summary of Significant Accounting Policies”:

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Fair Value at March 26, 2021	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,646	$1,646	$—	$—
Unit investment trust fund	1,221	—	1,221	—
Loans	584	—	—	584
Bonds	1,112	—	1,112	—
Stocks and other investments	3,081	1,947	1	1,133
Total	$7,644	$3,593	$2,334	$1,717

	Fair Value at March 27, 2020	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,260	$1,260	$—	$—
Unit investment trust fund	897	—	897	—
Loans	756	—	—	756
Bonds	1,094	—	1,094	—
Stocks and other investments	1,572	1,207	1	364
Total	$5,579	$2,467	$1,992	$1,120
The following table shows the change in fair value of Level 3 plan assets for the fiscal years ended March 26, 2021 and March 27, 2020:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 29, 2019	$760	$353
Additions during the year	271	—
Redemptions during the year	(300)	—
Change in foreign currency exchange rates	25	11
Balance at March 27, 2020	$756	$364
Additions during the year	325	—
Redemptions during the year	(531)	—
Revaluation of equity securities	—	753
Change in foreign currency exchange rates	34	16
Balance at March 26, 2021	$584	$1,133
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Cash Flows
During the fiscal years ended March 26, 2021 and March 27, 2020, the Company contributed approximately $986 and $943 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $943 to its non-U.S. pension plan in fiscal year 2022.
Estimated Future Benefit Payments
The following table projects the benefits expected to be paid to participants from the plans in each of the following fiscal years. The majority of the payments will be paid from plan assets, not company assets.

Pension Benefits
2022	$1,436
2023	1,575
2024	927
2025	995
2026	980
Thereafter	7,786
Total	$13,699
Other Defined Benefit Plan
In December 1993, the Company commenced with a rollover pension promise agreement (“Pension Promise”) to offer a then European employee an insured annuity upon their retirement at age 65. The employee was the only eligible participant of the Pension Promise. The impact associated with the expense and related other income with the Pension Promise was insignificant in fiscal years 2021 and 2020, respectively. The total values of the Pension Promise in the amounts of 928 and 903 British Pounds Sterling at March 26, 2021 and March 27, 2020, respectively (approximately $1,272 and $978 at March 26, 2021 and March 27, 2020, respectively), were classified with other in other assets, net and accrued retirement in other long-term liabilities in the Company’s consolidated balance sheets.
Defined Contribution Plan
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled $3,687 and $3,792 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $507 and $372 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.
The Company has a 401(k) plan that covers all employees meeting certain service and age requirements. Employees are eligible to participate in the plan upon hire when the service and age requirements are met. Employees may contribute up to 35% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Service (“IRS”). All employees are 100% vested in their contributions at the time of plan entry. As of January 1, 2008, and until January 1, 2015, the Company’s former wholly-owned subsidiary, PSL, adopted and used a Safe Harbor provision, whereby PSL contributed 3% of compensation each pay period for all eligible employees meeting the Safe Harbor criteria. As of January 1, 2015, PSL may match, at its discretion, 100% of the employee’s contribution, up to a maximum of 5% of their eligible compensation. PSL’s matching contributions were $1,828 for the fiscal year ended March 27, 2020.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
15. Commitments and Contingencies
Operating Leases
The Company, through its subsidiaries, leases certain real estate property and equipment under operating lease agreements that expire at various dates between one and eleven years. The leases generally require the Company to pay for utilities, insurance, taxes and maintenance. Some leases contain escalation clauses, renewal options and purchase options.
Future minimum lease payments for noncancelable operating leases as of March 26, 2021 are as follows:

2022	$2,887
2023	2,726
2024	2,644
2025	2,172
2026	1,773
Thereafter	3,713
Total	$15,915
Rent expense was $4,385 and $5,456 for the fiscal years ended March 26, 2021 and March 27, 2020, respectively.
The Company enters into noncancelable contractual obligations with suppliers related to the purchase of certain inventory components, equipment and other services that require minimum firm purchase commitments.
Future minimum payments under purchase obligations with suppliers as of March 26, 2021 totaled $41,757, which are all expected to be procured in fiscal year 2022.
Insurance
The Company, through its subsidiaries, utilizes self-insured employee health programs for employees in the United States. The Company records estimated liabilities for its self-insured health programs based on information provided by the third-party plan administrators, historical claims experience and expected costs of claims incurred but not reported. The Company monitors its estimated liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s consolidated financial position and results of operations. The accrued liability related to self-insurance was $1,518 and $1,841 as of March 26, 2021 and March 27, 2020, respectively, and was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
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
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at March 26, 2021 or March 27, 2020.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the consolidated statements of operations during the period such determination was made. No environmental accruals were established at March 26, 2021 or March 27, 2020.
16. Net Income per Share
In connection with completion of the Company’s IPO on November 2, 2020 and immediately following the pricing of the IPO, all outstanding shares of Class A common stock and Class L common stock were automatically converted into an aggregate of 166,500,000 shares of common stock (the “Common Stock Conversion”). Additional detailed discussion is included in Note 17, “Common Stock and Stock-Based Compensation.”
Prior to the Company’s IPO, Class A shares were entitled to a priority dividend of 8%. After Class A shareholders received an annualized return on capital of 8%, distributions of the remaining value were split between Class A and Class L shareholders based on the achievement of certain return targets. In determining income attributable to the Class A stockholders for computing basic and diluted earnings per share for the fiscal year ended March 27, 2020, the Company did not allocate income to the shares of Class L common stock in accordance with ASC 260, because such classes of shares would not have shared in the distribution had all of the income for the periods been distributed. Accordingly, earnings per share calculations were provided only for the Class A shares with a weighted average of 10,000,000 shares for the fiscal year ended March 27, 2020.
The following table sets forth the basic and diluted net (loss) income attributable to Allegro MicroSystems, Inc. per share. The number of shares of common stock reflected in the calculation is the total shares of common stock (vested and unvested) held on the IPO date, after the Common Stock Conversion.

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Net income attributable to Allegro MicroSystems, Inc.	$17,953	$36,971
Net income attributable to common stockholders	18,101	37,105
Basic weighted average common shares	83,448,055	10,000,000
Dilutive effect of common stock equivalents	92,968,590	—
Diluted weighted average common shares	176,416,645	10,000,000
Basic net income attributable to Allegro MicroSystems, Inc. per share	$0.22	$3.70
Basic net income attributable to common stockholders per share	$0.22	$3.71
Diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.10	$3.70
Diluted net income attributable to common stockholders per share	$0.10	$3.71
The computed net income per share for the fiscal years ended March 26, 2021 and March 27, 2020 does not assume conversion of securities that would have an antidilutive effect on income per share. There were 273 RSUs excluded for fiscal year ended March 26, 2021 as conversion of such securities would have an antidilutive effect on income per share. There were no such convertible securities to consider for the fiscal year ended March 27, 2020.
The following represents issued and issuable weighted average share information for the respective periods:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Restricted stock units	308,811	—
Performance stock units	218,678	—
Employee stock purchase plan	2,914	—
Shares related to Common Stock Conversion	92,438,187	—
Total	92,968,590	—

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
17. Common Stock and Stock-Based Compensation
On November 2, 2020 the Company closed its IPO of 28,750,000 shares of its common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by the Company and 3,750,000 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $321,425, after deducting $20,125 of underwriting discounts and $8,450 of estimated offering costs. The Company’s common stock is now listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.”
Prior to the IPO, the Company had two classes of common stock, Class A common stock and Class L common stock. The Company’s Board of Directors authorized 12,500,000 shares of Class A common stock at par value of $0.01, out of which the Company issued 6,720,000 to Sanken in exchange for its previous common shares. The previous single class of common stock was retired in full. The Company sold 2,880,000 of newly-issued shares of Class A common stock, representing a 28.8% ownership interest, to OEP SKNA, L.P. (the “OEP Investor”) for cash consideration of $291,000. The stock issuance proceeds were recorded net of $9,260 of related transaction costs. The Company’s Board of Directors authorized 1,000,000 shares of Class L common stock at a par value of $0.01.
Both Class A and Class L common stock were entitled to dividends, when, and if declared by the Board of Directors. Holders of shares of Class A common stock were entitled to a priority dividend of 8%. After holders of shares of Class A common stock receive an annualized return on capital of 8%, distributions of the remaining value were split between holders of shares of Class A common stock and Class L common stock based on the achievement of certain return targets.
Concurrent with the issuance of the Term Loan Facility on September 30, 2020 (as defined in Note 12, “Debt and Other Borrowings”), the Company paid a cash dividend in the aggregate amount of $400,000 to holders of the Company’s Class A common stock.
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
Also, in connection with the OEP transaction, the Company granted 400,000 unvested Class A shares and 597,400 of unvested Class L shares to certain Company employees. The Class A shares vest to the grantees over a service period of 60 months. However, they remain subject to the Company’s repurchase right at par value in the event that either (i) a change in control has not occurred or (ii) the Company has not consummated an IPO by the seventh anniversary of the OEP transaction. As of March 27, 2020, the Company was not able to determine whether such a change in control or IPO was probable, and therefore no amount of stock-based compensation was recognized for the unvested shares of Class A common stock at that time. As a result of the Company’s IPO closing on November 2, 2020, the unvested shares of Class A common stock immediately become vested and the Company recognized $40,440 of one-time stock-based compensation (400,000 shares to management at $101.10 per share) at that time.
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
Prior to the IPO, the Company issued 17,203 shares of Class L common stock with a weighted average price per share of $33.83 during fiscal 2021 and issued 30,300 shares of Class L common stock with a weighted average price per share of $26.93 during fiscal 2020.
On October 2, 2020, the Company repurchased an aggregate of 1,997 shares of its Class L common stock from certain of its directors and one of its non-executive employees for an aggregate purchase price of $408 in connection with, (i) in the case of such directors, the settlement of certain outstanding promissory notes issued by the Company to such directors, and

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
(ii) in the case of such non-executive employee, to satisfy certain withholding tax obligations triggered by the vesting of such shares in accordance with the terms of the applicable award agreement.
Immediately following the pricing of the IPO on November 2, 2020, all outstanding shares of Class A common stock and Class L common stock were automatically converted into an aggregate of 166,500,000 shares of common stock. Outstanding shares of Class A and Class L common stock were converted to common stock in the Common Stock Conversion at conversion rates of approximately 15.822 and 13.010 shares of common stock to each share of Class A and Class L common stock, respectively. As part of the Common Stock Conversion, 2,066,468 and 1,766 shares of common stock were returned to the Company for tax payments made on behalf of holders of Class A common stock and Class L common stock, respectively, to withhold to cover tax transactions. Outstanding loan amounts related to Class L common stock in the aggregate amount of $753 were extinguished on October 2, 2020.
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
Prior to the IPO, there were 638,298 shares of Class L common stock outstanding at a weighted average price per share of $11.99. As noted in the above table, as part of the Common Stock Conversion, the Class L common stock was converted to 7,816,614 shares of common stock and 459,749 of unvested restricted common stock at weighted average prices per share of $14.00.
In connection with its IPO, the Company offered certain employees (excluding its named executive officers) who were eligible to receive cash bonuses under the Company’s LTCIP and TRIP the opportunity to elect to receive RSUs under its 2020 Omnibus Incentive Compensation Plan in lieu of cash payouts under the LTCIP and/or TRIP, through the RSU Conversion Program. Refer to Note 11, “Management Long-Term Cash Incentive Plan” for more details.
The following table summarizes RSU activity for the fiscal years ended March 26, 2021 and March 27, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 29, 2019	—	—	—	—
Outstanding - March 27, 2020	—	$—	—	$—
Granted	1,428,932	14.06
Vested	(160,063)	14.00
Canceled	(43,713)	14.00
Outstanding - March 26, 2021	1,225,156	$14.07	1.70	$30,960
The weighted-average grant fair value per share for RSUs granted during the fiscal year ended March 26, 2021 was $14.06, and the stock-based compensation expense related to non-vested awards not yet recorded at March 26, 2021 was $13,745, which is expected to be recognized over a weighted-average of 1.70 years. During the fiscal year ended March 26, 2021, 160,063 shares vested.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient may receive at the end of the period ranges from 0% to 200% of the Target Shares granted.
The weighted-average fair value of the PSUs was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions:

Fiscal Year 2021
Performance term	2.42 years
Volatility	49.9%
Risk-free rate of return	0.17%
Dividend yield	—%
Weighted-average fair value per share	$14.00
The following table summarizes PSU activity for the fiscal years ended March 26, 2021 and March 27, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 29, 2019	—	—	—	—
Outstanding - March 27, 2020	—	$—	—	$—
Granted	650,302	15.05
Vested	—	—
Canceled	—	—
Outstanding - March 26, 2021	650,302	$15.05	2.65	$16,433
PSUs are included at 100% - 200% of target goals. The intrinsic value of the PSU’s vested during the fiscal year ended March 26, 2021 was $16,433. The total compensation cost related to non-vested awards not yet recorded at March 26, 2021 was $8,519, which is expected to be recognized over a weighted average of 2.65 years. No shares were vested during fiscal year ended March 26, 2021.
The following table summarizes unvested restricted common stock activity for the fiscal years ended March 26, 2021 and March 27, 2020:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - March 29, 2019	—	—	—	—
Outstanding - March 27, 2020	—	—	—	—
Common stock conversion	459,749	14.00
Vested	(50,170)	14.00
Canceled	(3,252)	14.00
Outstanding - March 26, 2021	406,327	$14.00	1.79	$10,268
In connection with the Company’s IPO, the Company had filed a registration statement on Form S-8 registering 1,545,891 shares of the Company’s common stock available for future issuance under an employee stock purchase plan (“ESPP”), which number consists of (a) 832,400 shares of common stock initially available for issuance under the ESPP, and (b) an additional 713,491 shares of common stock that may become issuable under the ESPP pursuant to its terms.
The ESPP, which is maintained by the Company, allows employees to purchase the Company’s common stock at 85% of the lesser of the stock price at the beginning or end of the offering period. Each offering period is six months in length. The Company’s first offering period started on January 1, 2021 and continues until June 30, 2021.
The weighted-average fair value of the ESPP shares was determined using the Black-Scholes model incorporating the following weighted-average assumptions:

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

Fiscal Year 2021
Performance term	0.50 years
Volatility	55.02%
Risk-free rate of return	0.09%
Dividend yield	—%
Weighted-average fair value per share	$7.77
As of March 26, 2021, the total unrecognized compensation cost related to ESPP was $247 and this amount is expected to be recognized over 0.25 years.
Upon completion of its IPO, the Company recognized one-time stock-based compensation charges of $40,440 in connection with the vesting of all outstanding shares of Class A common stock, $1,610 in connection with the automatic acceleration of 25% of the standard vesting term of shares of Class L common stock and $1,028 with the RSU Conversion Program (see above and Note 11, “Management Long-Term Cash Incentive Plan”). In addition, the Company recognized stock-based compensation charges of $1,169 for its Class L common stock for the fiscal year ended March 26, 2021 and stock-based compensation charges of $5,729, $1,269, $174 and $247 for its RSUs, PSUs, restricted common stock and ESPP, respectively, for the fiscal year ended March 26, 2021. All stock-based compensation charges in fiscal 2020 related to expensing of the Company’s Class L common stock. The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Cost of sales	$5,158	$183
Research and development	3,573	87
Selling, general and administrative	41,139	1,165
Total stock-based compensation	$49,870	$1,435
18. Income Taxes
The components of income before income taxes include the following:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Income before provision for incomes attributable to:
Domestic operations	$(2,288)	$34,425
Foreign operations	837	18,853
Total	$(1,451)	$53,278

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Significant components of the provision (benefit) for income tax are as follows:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Current:
Federal	$(3,821)	$15,146
State	1,085	1,468
Foreign	2,115	4,468
Total current	(621)	21,082
Deferred:
Federal	(17,564)	(4,431)
State	(1,016)	18
Foreign	(351)	(496)
Total deferred	(18,931)	(4,909)
Total income tax provision	$(19,552)	$16,173
The difference between the tax provision at the statutory federal tax rate and the provision for income taxes is as follows:

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Tax provision at U.S. statutory rate	$(305)	$11,189
Stock based compensation	(13,303)	—
CARES carryback claim and amended returns	(3,834)	—
PSL Divestiture	(2,009)	—
Research and development tax credit	(2,162)	(1,841)
FDII	—	(1,188)
BEAT	—	1,694
GILTI	—	86
Transaction costs	1,498	—
Foreign tax rate	1,279	283
State income taxes, net of federal benefit	356	514
Deferred tax remeasurement	309	—
Subpart F income, net of credits	43	—
Provision for uncertain tax positions	26	361
Provision for IRS audit settlement	—	5,491
Transition tax	—	—
Gain on contingent purchase price reduction	(525)	—
Cumulative provision-to-return	(862)	(186)
Other	(63)	(230)
Total income tax provision	$(19,552)	$16,173
The decrease in income tax expense was primarily attributable to excess tax over financial reporting deductions related to the following IPO transaction: the $40,440 stock-based compensation charge (and the related incremental tax deductions), the $16,000 one-time dividend treated as compensation expense for tax purposes, and the tax loss on the divestiture of PSL.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The tax impacts of these transactions and other discrete transactions caused an overall U.S. loss (“NOL”) that will be carried back to five years.
On December 22, 2017 the TCJA legislation was enacted. The TCJA significantly changed U.S. tax law by lowering the U.S. corporate income tax rate to 21%, implementing a territorial tax system, imposing a one-time tax on deemed repatriated earnings of foreign subsidiaries (“Transition Tax”), generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, providing a benefit for Foreign Derived Intangible Income (“FDII”), increasing U.S. taxable income to include all income earned by foreign subsidiaries in excess of ten percent of the fixed assets in those entities which is defined as Global Intangible Low-taxed Income (“GILTI”), providing a minimum tax on “base erosion payments” (“BEAT”), limiting interest expense deduction, and allowing companies to elect to expense qualified asset purchases. The TCJA’s annual impact on our tax provision are detailed in the table above.
Except for AMTC, the Company has the ability and intent to permanently reinvest its foreign earnings based on expected future U.S. cash flows and specific and measurable plans to use its existing foreign cash to fund its working capital needs, invest in short-term and long-term capital projects, and to make investments and acquisitions. Since AMTC’s operations have ceased, the Company may receive future liquidating distributions; however, such distributions are estimated to result in no material incremental U.S. or local tax. Therefore, no deferred tax liability has been established with respect to outside basis difference in its foreign subsidiaries.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 26, 2021	March 27, 2020
Deferred income tax assets:
Net operating loss	$11,054	$2,037
Bonuses, commissions and other compensation	9,304	8,793
Tax credits	8,698	6,600
Inventory and sales related	6,304	6,696
Stock-based compensation	821	—
Capitalized transaction costs	—	259
Other accruals and reserves	2,050	1,879
Gross deferred income tax assets	38,231	26,264
Valuation allowance for deferred income tax assets	(5,025)	(4,206)
Total deferred income tax assets	33,206	22,058
Deferred income tax liabilities:
Fixed assets and intangibles	(4,366)	(14,162)
Equity method investment in PSL	(1,868)	—
Stock-based compensation	—	(679)
Total deferred income tax liabilities	(6,234)	(14,841)
Net deferred income tax assets	$26,972	$7,217
As of March 26, 2021, the Company has $8,185 of federal NOLs that can be carried back five years under the CARES Act to reduce prior year taxes. Additionally, the Company has state NOLs of $550, U.S. research credit carryovers of $2,162 and foreign tax credit carryovers of $232, and its French subsidiary has $3,598 of refundable research credits.
In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company established a valuation allowance for its AMTC NOLs of $2,319 and state research credits of $2,706 because such assets will not to be utilized by the Company prior to expiration.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The Company operates under tax holiday in Thailand, which is effective through fiscal year 2024, and may be extended if certain additional requirements are satisfied. The tax holidays are conditional upon the Company meeting certain production thresholds. The impact of this tax holiday does not have a material impact on net income.
Uncertain Tax Positions
As of March 26, 2021, the Company had $2,554 of gross unrecognized tax benefits, of which $2,542 would impact the effective tax rate, if recognized. As of March 27, 2020, the Company had $2,559 of gross unrecognized tax benefits, of which $2,501 would impact the effective tax rate, if recognized.

	Fiscal Year Ended
	March 26, 2021	March 27, 2020
Beginning balance	$2,559	$6,264
Gross increases-tax positions in prior period	55	4,863
Gross decreases-tax positions in prior period settlement	—	(8,513)
Lapse in statute of limitations	(60)	(55)
Balance at end of period	$2,554	$2,559
The Company classifies uncertain tax positions as a current liability, or as a reduction of the amount of a net operating loss carryforward or amount refundable, to the extent that the Company anticipates payment or receipt of cash for income taxes within one year. Likewise, the amount is classified as a long-term liability if the Company anticipates payment or receipt of cash for income taxes during a period beyond one year.
The Company believes that all tax positions are adequately provided for; amounts asserted by tax authorities could be greater or less than the accrued position. Accordingly, the Company’s provisions for federal, state and foreign tax related matters to be recorded in the future might change as revised estimates are made, or the underlying matters are settled or otherwise resolved.
The Company’s policy is to classify interest expense and penalties, if any, as components of the income tax provision in the consolidated statements of operations. The Company recorded net increases $73 and $841 in interest and penalties during fiscal years 2021 and 2020, respectively. As of March 26, 2021 and March 27, 2020, the amount of accrued interest and penalties totaled approximately $232 and $354, respectively.
Examinations by Tax Authorities
The Company, through its subsidiaries, is subject to examination by taxing authorities in the United States, the Philippines, United Kingdom, Thailand, and the states in which the Company does business. The statute of limitations remains open for U.S. federal tax returns for 2017 and the following years. Audit activities related to the U.S. federal tax returns for 2016 and 2017 concluded during fiscal year 2020 resulting in a settlement related to transfer pricing for fiscal years 2016, 2017 and 2018 in the amount of $9,482 including interest. In non-U.S. jurisdictions, the years open to audit represent the years still open under the respective statute of limitations. With respect to the major jurisdictions outside the U.S., the subsidiaries are no longer subject to income tax audits for years before 2014.
Capital Contribution
In connection with the settlement noted above, Sanken, agreed to make a one-time capital contribution in the amount of $9,500 to neutralize the cash impact to the Company. All ownership parties have agreed that this contribution would not result in an incremental ownership percentage change or increase in shares by Sanken.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
19. Related Party Transactions
Public Offering of the Company’s Common Stock by Certain Shareholders
On February 2, 2021, the Company filed a Registration Statement on Form S-1 for the public offering of shares owned by certain selling shareholders, including Sanken, OEP and certain of the Company’s officers and directors. The selling stockholders sold 19,332,852 shares of the Company’s common stock, including 1,832,852 shares of common stock sold by OEP in connection with the underwriters’ exercise of their over-allotment option. The Company did not sell any shares of its common stock and did not receive any of the proceeds from the offering. However, the Company incurred expenses, costs and fees in connection with the offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, in the amount of $1,790 for the year ended March 26, 2021, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
Transactions Involving Sanken
The Company sells products to, and purchases in-process products from Sanken. In addition, prior to March 28, 2020, the Company also sold products for Sanken.
Net sales of the Company’s products to Sanken totaled $104,661 and $184,557 during the fiscal years ended March 26, 2021 and March 27, 2020, respectively. Trade accounts receivables, net of allowances from Sanken totaled $21,595 and $30,293 as of March 26, 2021 and March 27, 2020, respectively. Other accounts receivable from Sanken totaled $198 and $558 as of March 26, 2021 and March 27, 2020, respectively.
During fiscal year 2020, the Company acted as a distributor of Sanken’s products. Net sales of Sanken’s products by the Company to third parties totaled $35,421 during the fiscal year ended March 27, 2020. On March 28, 2020, the Company formally terminated its distribution agreement with Sanken to distribute Sanken’s products.
Purchases of various products from Sanken totaled $31,917 for the fiscal year ended March 27, 2020. Accounts payable to Sanken totaled $4,494 as of March 27, 2020.
Joint Development Agreement (“Development Agreement”)
The Company, through its former wholly-owned subsidiary, PSL, entered into a Development Agreement with Sanken whereby the Company and Sanken jointly own a specific wafer technology and share the reimbursement of development costs incurred by the Company. Sanken reimbursed $1,440 in fiscal year ended March 27, 2020.
Short-term Bridge Loan Receivable to Sanken
In March 2019, the Company entered into a short-term bridge loan to Sanken in the amount of $30,000. The loan bore interest of 2.52% and was repaid in April 2019. Interest income related to the loan to Sanken was $55 in the fiscal year ended March 27, 2020.
Notes Payable and Line-of credit from Sanken
The Company, through PSL, its former wholly-owned subsidiary, had related party debt owed to Sanken that includes three notes payable in the aggregate amount of $17,700 and two lines-of-credit agreements in the aggregate amount of $25,000 at March 27, 2020. The interest rates on the related party debt were reset at the beginning of each calendar quarter to LIBOR on the last trading day of the previous month, plus a 1.0% spread. Related party interest expense consisting of amounts due to Sanken for intercompany notes payable, lines-of-credit and miscellaneous charges for the fiscal year ended March 27, 2020 amounted to $1,444, and related party interest paid for the same period amounted to $1,538.
As of March 27, 2020, the related party notes payable balance of $17,700 was classified in the consolidated balance sheets as long-term, with various maturity dates through March 14, 2025. The line of credit agreements of $25,000 were classified as current at March 27, 2020.
In connection with the PSL Divestiture, the total $42,700 balance was contributed in-kind for the fair value of the 70% interest that Sanken acquired.
Transactions involving PSL
In accordance with the PSL Divestiture, the Company had both intercompany accounts payable of $1,198 and accounts receivable of $3,368 that were previously eliminated in consolidation. The previous intercompany receivable balance of $3,368 was moved into trade and other accounts receivable due from related party as of March 28, 2020. In addition, as a result of PSL taking over the Sanken distribution business, at March 26, 2021, the Company reflected a related accounts

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
receivable balance of $767. This amount includes a reduction of the $2,601 from payments made by PSL during the fiscal year ended March 26, 2021.
In April 2015, PSL and Sanken entered into a discrete technology development agreement (as amended, the “Discrete Technology Development Agreement”), pursuant to which the parties agreed upon the general terms under which they, from time to time, undertook certain activities (the “Discrete Development Activities”) to develop new technologies to be used by PSL to manufacture products for Sanken, as well as the ownership and use of such technologies following their development. In June 2018, the Company, PSL and Sanken entered into an amendment to the Discrete Technology Development Agreement pursuant to which the parties agreed to the assignment of all rights and obligations of PSL under such agreement to the Company and to certain amendments to the terms of such agreement. The Discrete Technology Development Agreement provided that the expenses for all Discrete Development Activities to be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties agreed to from time to time). At March 26, 2021, the Company had accrued $614 included in amounts due to related party under this agreement, which is expected to paid in the first quarter of fiscal year 2022.
As previously noted above, the Company, through PSL, entered into a Development Agreement with Sanken whereby the Company and Sanken jointly own a specific wafer technology and share the reimbursement of development costs incurred by the Company. Sanken reimbursed no amounts in the fiscal year ended March 26, 2021 and $1,440 in the fiscal year ended March 27, 2020.
In May 2009, the Company entered into a technology development agreement (the “IC Technology Development Agreement”) with Polar Semiconductor, Inc., the predecessor of PSL (“PSI”) and Sanken, pursuant to which the parties agreed upon the general terms under which they may, from time to time, undertake certain activities (the “IC Process Development Activities”) to develop new technologies to be used by PSI to manufacture products for the Company and Sanken, as well as the ownership and use of such technologies following their development. The IC Technology Development Agreement provides that the expenses for all IC Process Development Activities will be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties may agree from time to time), with such expenses being paid to PSI by Sanken in the form of an up-front annual fee, with PSI being responsible for any expenses that exceed the amount of such fee. The IC Technology Development Agreement will continue in effect until such time as the Company, PSL and Sanken mutually agree to its termination or adopt a successor agreement, or in the event the companies fail to agree upon the annual fee for a fiscal year within three months after the commencement of such fiscal year. During each of the fiscal years ended March 26, 2021 and March 27, 2020, the Company (through PSL) received fees of $1,200 from Sanken pursuant to the IC Technology Development Agreement, and during the same periods the Company paid fees of $1,200 to PSL pursuant to the IC Technology Development Agreement.
The Company continues to purchase in-process products from PSL.
Purchases of various products from PSL totaled $42,196 for the fiscal year ended March 26, 2021. This amount includes $5,930 of price support payments made for the fiscal year ended March 26, 2021. In accordance with the PSL Divestiture, the Company had intercompany accounts payable of $1,198 that was previously eliminated in consolidation. The previous intercompany payable balance of $1,198 was moved into amounts due to related party as of March 28, 2020. Accounts payable to PSL included in amounts due to related party totaled $1,739 as of March 26, 2021. This amount includes a reduction of the $1,198 from payments made to PSL during the fiscal year ended March 26, 2021.
In July 2014, AML entered into a technology collaboration agreement (the “SG8 Collaboration Agreement”) with PSL and Sanken, pursuant to which the parties agreed to establish a joint technology development team for the purpose of developing certain IC manufacturing technologies (the “SG8 Technology”). The SG8 Collaboration Agreement provides that AML and Sanken will be equally responsible for the costs of developing the SG8 Technology, with Sanken to reimburse AML for 50% of our incurred costs. No reimbursements were received from Sanken pursuant to the SG8 Collaboration Agreement in fiscal years ended March 26, 2021 and March 27, 2020.
Note Receivable from PSL
On March 28, 2020, in connection with the PSL Divestiture, the Company contributed the forgiveness of the fair value of $15,000 out of the $66,377 total debt owed by PSL to the Company, which was previously eliminated in consolidation as of March 27, 2020. As a result of the PSL Divestiture, on March 28, 2020, the $51,377 note receivable from PSL was classified on the Company’s balance sheet as related party note receivable. The related party note receivable held by the Company had a maturity date of March 28, 2027 and bore interest at a rate of 2.70%, which was a market rate determined by

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
IRS guidance at the time of the divestiture. The entire receivable of $51,377 plus accrued interest of $762 was repaid on October 14, 2020.
Transition Services Agreement
As part of the PSL Divestiture, the Company, PSL and Sanken entered into the “TSA, pursuant to which the Company agreed, among other things, to provide certain human resources, legal and distribution support services to PSL following the consummation of the PSL Divestiture. The TSA provides that the Company and its wholly owned subsidiaries AML and Allegro MicroSystems Europe Ltd. will provide such services in a manner generally consistent with the manner in which they were provided during the 12 months prior to the date of the TSA, and will not be obligated to perform any service in a manner that is materially more burdensome than the analogous services provided for or within its own organization or group during such 12-month period.
The services contemplated by the TSA include human resources, legal and distribution support services. The applicable service period for human resources and legal services is 12 months, and fees payable for such services are $50 per year, invoiced on a quarterly basis. The applicable service period for distribution support services is six months with respect to services provided in North America and South America, and nine months with respect to services provided in Europe. All distribution support services are to be provided on a cost plus 10% basis. The Company received $25 under the TSA during the fiscal year ended March 26, 2021.
The TSA has an initial term of 12 months and may be extended for additional 12-month terms on an annual basis if the parties so agree prior to the expiration of the then-current term. Unless the TSA otherwise provides, PSL may terminate a specific service prior to the end of the term by providing at least 60 days’ prior written notice. The North America and South America portion of this agreement was terminated as of March 26, 2021.
Transactions involving Sanken Electric Europe Ltd. (“SEEL”)
During fiscal year ended March 26, 2021 and after the PSL Divestiture, Sanken, through PSL formed SEEL to cover its distribution business in Europe. The Company in connection with the TSA agreement with Sanken and PSL paid certain costs on behalf of them, and as such, had related party accounts receivable from SEEL of $1,272 as of the fiscal year ended March 26, 2021.
Sublease Agreement
In 2014, the Company, through one of its subsidiaries, entered into a sublease agreement with Sanken pursuant to which it subleases certain office building space in Japan from Sanken. The sublease automatically renews on an annual basis unless either party provides notice to the other party otherwise and can be terminated by either party upon providing six months’ notice. The Company made aggregate payments of approximately $200 to Sanken under the sublease agreement during each of the fiscal years 2021 and 2020.
Consulting Agreement
The Company entered into a board executive advisor agreement (the “Consulting Agreement”) with Reza Kazerounian in March 2018, before Mr. Kazerounian became a member of the Company’s board of directors, pursuant to which the Company engaged Mr. Kazerounian to serve as executive advisor to the board of directors and the office of Chief Executive Officer. The Consulting Agreement provides for a fee payable to Mr. Kazerounian on a monthly basis in exchange for his services (which fee was reduced from $30 per month to $19 per month in connection with Mr. Kazerounian’s appointment to the board of directors in June 2018), as well as a grant of 12,000 shares of the Company’s Class L common stock and a signing bonus of $54 in connection with the execution of the Consulting Agreement. The Consulting Agreement provides that if Mr. Kazerounian is terminated by the board of directors, he will be entitled to a severance payment in the amount of $180 as well as a six-month vesting acceleration of his shares of Class L common stock. The board of directors and Mr. Kazerounian each have the right to terminate the Consulting Agreement at any time. During the fiscal years ended March 26, 2021 and March 27, 2020, the Company paid aggregate fees of $318 and $494, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement.
Director and Executive Officer Promissory Notes
From time to time, the Company has entered into promissory notes with certain of its directors and executive officers to finance all or a part of the income and employment taxes payable by them in connection with grants of the Company’s Class A common stock and/or Class L common stock. The Company had no amount and $506 of promissory notes outstanding as of as of March 26, 2021 and March 27, 2020, respectively.