Form 10-Q
period 2021-06-25
ALLEGRO MICROSYSTEMS, INC.
filed 2021-07-30
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
Commission File Number: 001-39675
_________________
ALLEGRO MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)
_________________

Delaware		46-2405937
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

955 Perimeter Road
Manchester,	New Hampshire	03103
(Address of principal executive offices)		(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2021, the registrant had 189,646,542 shares of common stock, $0.01 par value per share, outstanding.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 26, 2021 (the “2021 Annual Report”). These risks and uncertainties include, but are not limited to:
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	June 25, 2021 (Unaudited)	March 26, 2021
Assets
Current assets:
Cash and cash equivalents	$221,934	$197,214
Restricted cash	7,698	6,661
Trade accounts receivable, net of provision for expected credit losses of $773 at June 25, 2021 and allowance for doubtful accounts of $138 at March 26, 2021	77,843	69,500
Trade and other accounts receivable due from related party	23,657	23,832
Accounts receivable – other	1,613	1,516
Inventories	82,356	87,498
Prepaid expenses and other current assets	12,117	18,374
Assets held for sale	25,309	25,969
Total current assets	452,527	430,564
Property, plant and equipment, net	196,993	192,393
Operating lease right-of-use assets	17,439	—
Deferred income tax assets	20,268	26,972
Goodwill	20,118	20,106
Intangible assets, net	36,301	36,366
Equity investment in related party	26,943	26,664
Other assets, net	26,298	14,613
Total assets	$796,887	$747,678
Liabilities, Non-Controlling Interest and Stockholders' Equity
Current liabilities:
Trade accounts payable	$34,704	$35,389
Amounts due to related party	4,095	2,353
Accrued expenses and other current liabilities	76,771	78,932
Current portion of operating lease liabilities	3,463	—
Total current liabilities	119,033	116,674
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	14,231	—
Other long-term liabilities	19,244	19,133
Total liabilities	177,508	160,807
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at June 25, 2021 and March 26, 2021	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 189,581,621 shares issued and outstanding at June 25, 2021; 1,000,000,000 shares authorized, 189,588,161 issued and outstanding at March 26, 2021	1,896	1,896
Additional paid-in capital	597,001	592,170
Retained earnings	31,220	3,551
Accumulated other comprehensive loss	(11,865)	(11,865)
Equity attributable to Allegro MicroSystems, Inc.	618,252	585,752
Non-controlling interests	1,127	1,119
Total stockholders' equity	619,379	586,871
Total liabilities, non-controlling interest and stockholders' equity	$796,887	$747,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Net sales	$152,689	$91,381
Net sales to related party	35,453	23,620
Total net sales	188,142	115,001
Cost of goods sold	93,982	59,300
Gross profit	94,160	55,701
Operating expenses:
Research and development	29,554	24,380
Selling, general and administrative	32,064	26,789
Change in fair value of contingent consideration	300	—
Total operating expenses	61,918	51,169
Operating income	32,242	4,532
Other (expense) income:
Interest (expense) income, net	(345)	313
Foreign currency transaction (loss) gain	(254)	132
Income in earnings of equity investment	279	212
Other, net	48	193
Income before income tax provision	31,970	5,382
Income tax provision	4,263	528
Net income	27,707	4,854
Net income attributable to non-controlling interests	38	34
Net income attributable to Allegro MicroSystems, Inc.	$27,669	$4,820
Net income attributable to Allegro MicroSystems, Inc. per share (Note 16):
Basic	$0.15	$0.48
Diluted	$0.14	$0.48
Weighted average shares outstanding:
Basic	189,585,381	10,000,000
Diluted	191,163,074	10,000,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Net income	$27,707	$4,854
Net income attributable to non-controlling interest	38	34
Net income attributable to Allegro MicroSystems, Inc.	27,669	4,820
Other comprehensive (loss) income:
Foreign currency translation adjustment	(30)	4,280
Net actuarial loss amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	(313)
Comprehensive income	27,639	8,787
Other comprehensive loss attributable to non-controlling interest	30	7
Comprehensive income attributable to Allegro MicroSystems, Inc.	$27,669	$8,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A			Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 27, 2020	10,000,000		$100	622,470	$6	—	$—	—	$—	$458,697	$194,355	$(19,976)	$950	$634,132
Net income	—		—	—	—	—	—	—	—	—	4,820	—	34	4,854
Issuance of Class L shares, net of forfeitures	—		—	15,828	—	—	—	—	—	—	—	—	—	—
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—		—	—	—	—	—	—	—	(19,165)	—	—	—	(19,165)
Reclassification of certain class L shares	—		—	—	—	—	—	—	—	(298)	—	—	—	(298)
Stock-based compensation	—		—	—	—	—	—	—	—	445	—	—	—	445
Foreign currency translation adjustment	—		—	—	—	—	—	—	—	—	—	4,287	(7)	4,280
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—		—	—	—	—	—	—	—	—	—	(313)	—	(313)
Balance at June 26, 2020	10,000,000	—	$100	638,298	$6	—	$—	—	$—	$439,679	$199,175	$(16,002)	$977	$623,935

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 26, 2021	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
Net income	—	—	—	—	—	27,669	—	38	27,707
Stock-based compensation, net of forfeitures	—	—	(6,540)	—	4,831	—	—	—	4,831
Foreign currency translation adjustment	—	—	—	—	—	—	—	(30)	(30)
Balance at June 25, 2021	—	$—	189,581,621	$1,896	$597,001	$31,220	$(11,865)	$1,127	$619,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,707	$4,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,172	11,539
Amortization of deferred financing costs	25	—
Deferred income taxes	(1,454)	(578)
Stock-based compensation	4,831	445
Gain on disposal of assets	(35)	(38)
Loss on contingent consideration change in fair value	300	—
Provisions for inventory and credit losses/bad debt	1,613	(158)
Changes in operating assets and liabilities:
Trade accounts receivable	(9,956)	13,352
Accounts receivable - other	(97)	(689)
Inventories	5,142	(14,990)
Prepaid expenses and other assets	1,719	5,163
Trade accounts payable	(2,993)	4,833
Due to/from related parties	1,917	3,573
Accrued expenses and other current and long-term liabilities	(2,396)	(1,640)
Net cash provided by operating activities	38,495	25,666
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(15,346)	(7,974)
Contribution of cash balances due to divestiture of subsidiary	—	(16,335)
Net cash used in investing activities	(15,346)	(24,309)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	2,608	(1,269)
Net increase in Cash and cash equivalents and Restricted cash	25,757	88
Cash and cash equivalents and Restricted cash at beginning of period	203,875	219,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$229,632	$219,964
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$197,214	$214,491
Restricted cash at beginning of period	6,661	5,385
Cash and cash equivalents and Restricted cash at beginning of period	$203,875	$219,876
Cash and cash equivalents at end of period	221,934	215,576
Restricted cash at end of period	7,698	4,388
Cash and cash equivalents and Restricted cash at end of period	$229,632	$219,964
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$269	$155
Cash paid for income taxes	(538)	382
Noncash transactions:
Changes in Trade accounts payable related to Property, plant and equipment, net	$(5,535)	$(1,289)
Loans to cover purchase of common stock under employee stock plan	—	171
Recognition of right of use assets and lease liability upon adoption of new accounting standard	356	—
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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2021 (the “2021 Annual Report”). In the opinion of the Company's management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
On November 2, 2020, the Company completed its initial public offering (“IPO”). Refer to Note 1, “Nature of Business and Basis of Presentation” to the Company’s 2021 Annual Report for details.
Financial Periods
The Company’s first quarter three-month period is a 13-week period ending on the Friday closest to the last day in June. The Company’s first quarter of fiscal 2022 ended June 25, 2021, and the Company’s first quarter of fiscal 2021 ended June 26, 2020.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the unaudited consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates relate to useful lives of fixed and intangible assets, allowances for doubtful accounts and customer returns and sales allowances. Such estimates could also relate to the fair value of acquired assets and liabilities, including goodwill and intangible assets, net realizable value of inventory, accrued liabilities, the valuation of stock-based awards, deferred tax valuation allowances, and other reserves. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements.
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
As of June 25, 2021 and March 26, 2021, Sanken Electric Co., Ltd. (“Sanken”) accounted for 23.2% and 22.7% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net during those periods.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
For the three months ended June 25, 2021 and June 26, 2020, Sanken accounted for 18.8% and 20.5% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three months ended June 25, 2021 or June 26, 2020.
During the three months ended June 25, 2021, sales from customers located outside of the United States accounted for, in the aggregate, 85.7% of the Company’s total net sales, with Greater China accounting for 22.7%, Japan accounting for 18.8% and South Korea accounting for 11.7%. No other countries accounted for greater than 10% of total net sales for the three months ended June 25, 2021.
During the three months ended June 26, 2020, sales from customers located outside of the United States, in the aggregate, accounted for 88.7% of the Company’s total net sales, with Greater China accounting for 27.9%, Japan accounting for 20.5% and South Korea accounting for 11.8%. No other countries accounted for greater than 10% of total net sales for the three months ended June 26, 2020.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in Accounting Standards Update (“ASU”) 2016‑02, “Leases (Topic 842)” (“ASU 2016-02”), which is codified as Accounting Standard Codification (“ASC”) Topic 842 (“ASC 842”) and replaces ASC Topic 840, Leases (“ASC 840”). ASU 2016-02 and all subsequent amendments amends various aspects of existing guidance for leases and requires significant additional quantitative and qualitative disclosures about lease arrangements. ASU 2016-02 requires lessees to recognize lease assets representing the right to use an underlying asset and lease liabilities representing the obligation to make lease payments over the lease term, measured on a discounted basis, for substantially all leases. ASU 2016-02 retains a distinction between finance leases and operating leases using classification criteria that is substantially similar to the previous lease guidance. Although the Company has elected to opt-in to the extended transition dates for new or revised accounting standards to align with nonpublic companies, the Company elected to early adopt ASU 2016-02 effective March 27, 2021. The Company used the optional transition method to the modified retrospective approach, which eliminates the requirement to restate the prior period financial statements. Under this transition provision, the Company has applied ASU 2016-02 to reporting periods beginning on March 27, 2021, while prior periods continue to be reported and disclosed in accordance with the legacy guidance under ASC 840.
A number of practical expedients and policy elections are available under the new guidance to reduce the burden of adoption and ongoing compliance with ASC 842. The Company elected the “package of practical expedients”, which permitted the Company to retain lease classification and initial direct costs for any identified leases that existed prior to adoption of ASC 842. Under this transition guidance, the Company also did not reassess whether any existing contracts at March 27, 2021 are or contain leases and carried forward its initial determination under legacy lease guidance. The Company has elected not to adopt the “hindsight” practical expedient and, therefore, will measure the right-of-use (“ROU”) asset and lease liability using the remaining portion of the lease term at adoption on March 27, 2021.
The Company made an accounting policy election available under the new lease standard to not recognize lease assets and lease liabilities for leases with a term of 12 months or less. For all other leases, the initial measurement of the lease liability is based on the present value of future lease payments over the lease term at the application date or the commencement date of the lease. Lease payments may include fixed rent escalation clauses or payments that depend on an index or a rate (such as the consumer price index) measured using the index or applicable rate at lease commencement. Subsequent changes in the index or rate and any other variable payments, such as market-rate base rent adjustments, are recognized as variable lease expense in the period incurred. Payments for terminating a lease are included in lease payments only when it is probable they will be incurred. To determine the present value of lease payments, the Company uses its incremental borrowing rate, as the leases generally do not have a readily determinable implicit discount rate. The Company applies judgment in assessing factors such as Company-specific credit risk, lease term, nature and quality of the underlying collateral, currency and economic environment in determining the lease-specific incremental borrowing rate. The carrying value of the ROU assets at the application date equals the lease liability adjusted for any initial direct costs incurred and lease payments made at or before the commencement date and for any lease incentives.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The Company’s leases generally include a non-lease component representing additional services transferred to the Company. The Company has made an accounting policy election to account for lease and non-lease components in its contacts as a single lease component for all asset classes. The non-lease components are usually variable in nature and recorded in variable lease expense in the period incurred.
Adoption of ASC 842 resulted in ROU assets of $18,403 and lease liabilities of $18,759 related to the Company’s operating leases at March 27, 2021. The Company does not have any leases classified as finance leases. The adoption of ASC 842 did not materially impact the Company’s consolidated net income or consolidated cash flows and did not result in a cumulative-effect adjustment to the opening balance of retained earnings.
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which adds an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. The Company adopted ASU 2016-13 effective March 27, 2021 and concluded that the standard update did not have a material impact on either the financial position, results of operations, cash flows, or related disclosures. There was no impact on beginning balance retained earnings upon adoption of this ASU.
The Company is exposed to credit losses primarily through trade and other financing receivables arising from revenue transactions. The Company uses an aging schedule method to estimate current expected credit losses based on days of delinquency, including information about past events and current economic conditions. The Company’s accounts receivable is separated into two categories using a portfolio methodology to evaluate the allowance under the CECL impairment model based on sales categorization and similar credit quality and worthiness of the customers: original equipment manufacturers (“OEMs”) and distributors. The receivables in each category share similar risk characteristics. The change to the CECL impairment model resulted in an immaterial increase in the provision for expected credit losses compared to the allowance for doubtful accounts under the previous incurred loss method.
The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. For the three-month period ended June 25, 2021, no material changes in the allowance occurred.
Recently Issued Accounting Standards Not Yet Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). ASU 2021-04 outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call options that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.
3. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”) and application-specific analog power semiconductors. The following tables summarize net sales disaggregated by application, by product and by geography for the three months ended June 25, 2021 and June 26, 2020. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location the products are being shipped to.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales by application:

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Automotive	$133,523	$76,378
Industrial	30,309	20,406
Other	24,310	18,217
Total net sales	$188,142	$115,001
Net sales by product:

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Power integrated circuits	$66,672	$41,599
Magnetic sensors	120,642	73,402
Photonics	828	—
Total net sales	$188,142	$115,001
Net sales by geography:

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Americas:
United States	$26,841	$12,996
Other Americas	6,349	1,928
EMEA:
Europe	34,751	17,846
Asia:
Japan	35,453	23,620
Greater China	42,779	32,071
South Korea	21,933	13,612
Other Asia	20,036	12,928
Total net sales	$188,142	$115,001
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. At June 25, 2021 and March 26, 2021, these adjustments were $13,799 and $15,412, respectively, and were netted against trade accounts receivable in the unaudited consolidated balance sheets. These amounts represent activity of income and charges of $1,613 and $1,740, respectively, for the three months ended June 25, 2021 and June 26, 2020, respectively.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of June 25, 2021 and March 26, 2021 measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at June 25, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,334	$—	$—	$16,334
Restricted cash:
Money market fund deposits	7,698	—	—	7,698
Total assets	$24,032	$—	$—	$24,032
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$5,100	$5,100
Total liabilities	$—	$—	$5,100	$5,100

	Fair Value Measurement at March 26, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,327	$—	$—	$16,327
Restricted cash:
Money market fund deposits	6,661	—	—	6,661
Total assets	$22,988	$—	$—	$22,988
Liabilities:
Other long-term liabilities:
Contingent consideration	—	—	4,800	4,800
Total liabilities	$—	$—	$4,800	$4,800
The following table shows the change in fair value of Level 3 contingent consideration in connection with the fiscal year 2021 purchase of Voxtel, Inc. (“Voxtel”), a privately-held technology company located in Beaverton, Oregon that develops, manufactures and supplies photonic and advanced 3D imaging technologies (the “Voxtel Acquisition”), for the three-month period ended June 25, 2021:

Level 3 Contingent Consideration
Balance at March 26, 2021	$4,800
Change in fair value of contingent consideration	300
Balance at June 25, 2021	$5,100
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust fund, loans, bonds, stock and other investments which are the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 14, “Retirement Plans.”
During the three months ended June 25, 2021 and June 26, 2020, there were no transfers among Level 1, Level 2 and Level 3 asset or liabilities.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
5. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	June 25, 2021	March 26, 2021
Trade accounts receivable	$115,189	$108,546
Less:
Provision for expected credit losses and allowance for doubtful accounts	(773)	(138)
Returns and sales allowances	(13,026)	(15,274)
Related party trade accounts receivable	(23,547)	(23,634)
Total	$77,843	$69,500
Changes in the Company’s allowance for doubtful accounts and returns and sales allowances were as follows:

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 26, 2021	$138	$15,274	$15,412
Charged to costs and expenses or revenue	635	40,582	41,217
Write-offs, net of recoveries	—	(42,830)	(42,830)
Balance at June 25, 2021	$773	$13,026	$13,799

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 27, 2020	$288	$17,185	$17,473
Charged to costs and expenses or revenue	—	28,995	28,995
Write-offs, net of recoveries	—	(27,255)	(27,255)
Balance at June 26, 2020	$288	$18,925	$19,213
6. Inventories
Inventories include material, labor and overhead and consisted of the following:

	June 25, 2021	March 26, 2021
Raw materials and supplies	$9,295	$9,629
Work in process	44,739	50,095
Finished goods	28,322	27,774
Total	$82,356	$87,498
The Company recorded inventory provisions totaling $3,189 and $1,583 for the three months ended June 25, 2021 and June 26, 2020, respectively. During the three months ended June 25, 2021, the Company discontinued a product line manufactured by Voxtel and subsequently recognized impairment charges for the related inventory, which represented most of the increase in inventory provisions.
7. Assets Held for Sale
As of March 26, 2021, the Company had entered into a definitive agreement to sell its Thailand-based facility (the “AMTC Facility”) as it had already transferred production to the Manila, Philippines facility, which was reclassified from Property, plant and equipment, net to Assets held for sale in fiscal year 2021. The sale of the AMTC Facility is expected to close within the calendar year, subject to government approvals in Thailand and customary closing conditions. The change in carrying value of the assets held for sale from March 26, 2021 to June 25, 2021 of $660 was related to the impact of foreign currency translation.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
8. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	June 25, 2021	March 26, 2021
Land	$16,573	$16,602
Buildings, building improvements and leasehold improvements	57,953	56,911
Machinery and equipment	514,831	491,025
Office equipment	6,300	6,281
Construction in progress	19,779	29,201
Total	615,436	600,020
Less accumulated depreciation	(418,443)	(407,627)
Total	$196,993	$192,393
Total depreciation expense amounted to $11,120 and $10,809 for the three months ended June 25, 2021 and June 26, 2020, respectively.
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of June 25, 2021 and March 26, 2021 are as follows:

	June 25, 2021	March 26, 2021
United States	$36,726	$36,529
Philippines	153,282	148,374
Thailand	—	1,698
Other	7,331	7,190
Total	$197,339	$193,791
Amortization of prepaid tooling costs amounted to $33 and $17 for the three months ended June 25, 2021 and June 26, 2020, respectively.
9. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 26, 2021	$20,106
Currency translation	12
Balance at June 25, 2021	$20,118
Intangible assets, net is as follows:

	June 25, 2021
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$33,703	$13,013	$20,690	10 years
Customer relationships	6,923	6,610	313	9 years
Process technology	13,100	924	12,176	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	34	166	5 years
Legacy trademarks	627	71	556
Other	32	32	—
Total	$58,635	$22,334	$36,301

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
Intangible assets amortization expense was $1,019 and $713 for the three months ended June 25, 2021 and June 26, 2020, respectively. The majority of the Company’s intangible assets are related to patents as noted above. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When the Company capitalizes patent defense costs, it amortizes these costs over the remaining estimated useful life of the patent, which is generally 10 years. There were no such costs capitalized during either of the first three months of fiscal years 2022 or 2021.
As of June 25, 2021, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

Remainder of 2022	$2,626
2023	3,363
2024	3,244
2025	3,042
2026	2,826
Thereafter	21,200
Total	$36,301
10. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	June 25, 2021	March 26, 2021
Accrued management incentives	$8,013	$21,538
Accrued salaries and wages	22,282	15,060
Base acquisition purchase price due	14,588	14,588
Deposits on AMTC Facility	14,162	14,531
Accrued vacation	5,969	5,739
Accrued severance	710	572
Accrued professional fees	2,293	2,029
Accrued income taxes	3,711	514
Accrued utilities	708	623
Other current liabilities	4,335	3,738
Total	$76,771	$78,932

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
11. Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company leases real estate, equipment and vehicles under operating lease agreements that have initial terms ranging from 1 to 11 years. The Company does not have any leases classified as finance leases. Some leases include one or more options to exercise renewal terms, generally at the Company’s sole discretion, that can extend the lease term. Certain leases contain rights to terminate whereby those termination options are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. Information regarding the Company’s leases are as follows:

Three-Month Period Ended
June 25, 2021
Lease costs:
Operating lease expense	$1,149
Short term lease expense	55
Other information:
Operating cash flows from operating leases	$1,230
Weighted-average remaining lease term – operating leases	5.97 years
Weighted-average discount rate – operating leases	4.6%
Rent expense incurred under operating lease agreements was $1,235 and $1,183 for the three months ended June 25, 2021 and June 26, 2020, respectively.
As of June 25, 2021, expirations of lease obligations by fiscal year were as follows:

Remainder of 2022	$3,149
2023	3,694
2024	3,296
2025	3,021
2026	2,639
Thereafter	4,496
Total undiscounted lease payments	$20,295
Less: present value adjustment	(2,601)
Total operating lease liabilities	$17,694
Information as Lessee under ASC 840
Future minimum lease payments for noncancellable operating leases as reported under the previous lease guidance as of March 26, 2021 are as follows:

2022	$2,887
2023	2,726
2024	2,644
2025	2,172
2026	1,773
Thereafter	3,713
Total	$15,915

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
12. Debt and Other Borrowings
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in 2027 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Revolving Credit Facility is secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the Term Loan Facility is calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. The Company’s outstanding borrowings bore an interest rate of 4.25% at June 25, 2021. As of both June 25, 2021 and March 26, 2021, the Company had $25,000 outstanding under the Term Loan Facility and had not borrowed on the Revolving Credit Facility.
Included in the Term Loan Facility were deferred financing costs of $9,374, which the Company has deducted from the carrying amount presented on its unaudited consolidated balance sheet and amortized into interest expense or recognized as loss on debt extinguishment. Included in the Revolving Credit Facility were deferred financing costs of $300, which the Company classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on its unaudited consolidated balance sheet and is amortizing those costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $224 at June 25, 2021.
On November 26, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,230 at June 25, 2021) at the bank’s prevailing interest rate. The line of credit is due to expire on August 31, 2021. There were no borrowings outstanding under this line of credit as of June 25, 2021 and March 26, 2021.
On November 20, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $1,537 at June 25, 2021) at the bank’s prevailing interest rate. There were no borrowings outstanding under this line of credit as of June 25, 2021 and March 26, 2021. The line of credit expired on June 30, 2021, subsequent to that date, due to delays as a result of the current pandemic situation and its impact with the bank operations. The bank notified the Company of an extension up to September 28, 2021 for all paperwork to be processed.
13. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	June 25, 2021	March 26, 2021
Accrued management incentives	$543	$628
Accrued retirement	10,810	10,656
Accrued contingent consideration	5,100	4,800
Provision for uncertain tax positions (net)	2,791	2,774
Other	—	275
Total	$19,244	$19,133
14. Retirement Plans
The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the benefit obligations) of its defined benefit pension plans in its unaudited consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income, net of tax. These amounts will continue to be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. Further, actuarial gains and losses and prior service costs that arise in future periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will also be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. The Company uses a measurement date for its defined benefit pension plans and other postretirement benefit plans that is equivalent to its fiscal year-end.

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
Effect on the unaudited statements of operations
Expense related to the non-United States (“U.S”). defined benefit plan was as follows:

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Service cost	$383	$270
Interest cost	166	152
Expected return on plan assets	(79)	(78)
Amortization of prior service cost	—	2
Actuarial loss	53	34
Net periodic pension expense	$523	$380
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets as of June 25, 2021 and March 26, 2021, using the same three-level hierarchy of fair value inputs described in the significant accounting policies included in the Company’s 2021 Annual Report.

	Fair Value at June 25, 2021	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,832	$1,832	$—	$—
Unit investment trust fund	1,079	—	1,079	—
Loans	633	—	—	633
Bonds	983	—	983	—
Stocks and other investments	2,568	1,436	2	1,130
Total	$7,095	$3,268	$2,064	$1,763

	Fair Value at March 26, 2021	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,646	$1,646	$—	$—
Unit investment trust fund	1,221	—	1,221	—
Loans	584	—	—	584
Bonds	1,112	—	1,112	—
Stocks and other investments	3,081	1,947	1	1,133
Total	$7,644	$3,593	$2,334	$1,717

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following table shows the change in fair value of Level 3 plan assets for the three months ended June 25, 2021:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 26, 2021	$584	$1,133
Additions during the year	159	—
Redemptions during the year	(107)	—
Revaluation of equity securities	(1)	—
Change in foreign currency exchange rates	(2)	(3)
Balance at June 25, 2021	$633	$1,130
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
During the three months ended June 25, 2021 and June 26, 2020, the Company contributed approximately $353 and $240 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $943 to its non-U.S. pension plan in fiscal year 2021.
Other Defined Benefit Plans
In December 1993, the Company commenced with a rollover pension promise agreement (“Pension Promise”) to offer a then European employee an insured annuity upon their retirement at age 65. The employee was the only eligible participant of the Pension Promise. The impact associated with the expense and related other income with the Pension Promise was insignificant in fiscal years 2021 and 2020, respectively. The total values of the Pension Promise in the amounts of 703 and 928 British Pounds Sterling at June 25, 2021 and March 26, 2021, respectively (approximately $1,107 and $1,272 at June 25, 2021 and March 26, 2021, respectively), were classified with other in other assets, net and accrued retirement in other long-term liabilities in the Company’s unaudited consolidated balance sheets.
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
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled approximately $1,256 and $1,029 for the three months ended June 25, 2021 and June 26, 2020, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $218 and $179 for the three months ended June 25, 2021 and June 26, 2020, respectively.
15. Commitments and Contingencies
Insurance
The Company, through its subsidiaries, utilizes self-insured employee health programs for employees in the United States. The Company records estimated liabilities for its self-insured health programs based on information provided by the

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
third-party plan administrators, historical claims experience and expected costs of claims incurred but not reported. The Company monitors its estimated liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s unaudited consolidated financial position and results of operations. The accrued liability related to self-insurance was $1,585 and $1,518 as of June 25, 2021 and March 26, 2021, respectively, and was included in accrued expenses and other current liabilities in the Company’s unaudited consolidated balance sheets.
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
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at June 25, 2021 or March 26, 2021.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the unaudited consolidated statements of operations during the period such determination was made. No environmental accruals were established at June 25, 2021 or March 26, 2021.
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
Prior to the Company’s IPO, shares of Class A common stock were entitled to a priority dividend of 8%. After Class A shareholders received an annualized return on capital of 8%, distributions of the remaining value were split between Class A and Class L shareholders based on the achievement of certain return targets. In determining income to the Class A stockholders for computing basic and diluted earnings per share for the three months ended June 26, 2020, the Company did not allocate income to the shares of Class L common stock in accordance with ASC 260, because such classes of shares would not have shared in the distribution had all of the income for the periods been distributed. Accordingly, earnings per share calculations were provided only for the Class A shares with a weighted average of 10,000,000 shares for the three months ended June 26, 2020.
The following table sets forth the basic and diluted net income attributable to Allegro MicroSystems, Inc. per share. The number of shares of common stock reflected in the calculation is the total shares of common stock (vested and unvested) held on the IPO date, after the Common Stock Conversion.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Net income attributable to Allegro MicroSystems, Inc.	$27,669	$4,820
Net income attributable to common stockholders	27,707	4,854
Basic weighted average shares of common stock	189,585,381	10,000,000
Dilutive effect of common stock equivalents	1,577,693	—
Diluted weighted average shares of common stock	191,163,074	10,000,000
Basic net income attributable to Allegro MicroSystems, Inc. per share	$0.15	$0.48
Basic net income attributable to common stockholders per share	$0.15	$0.49
Diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.14	$0.48
Diluted net income attributable to common stockholders per share	$0.14	$0.49
The computed net income per share for the three months ended June 25, 2021 and June 26, 2020 does not assume conversion of securities that would have an antidilutive effect on income per share. There were 1,988 restricted share units (“RSUs”) excluded for the three months ended June 25, 2021 as conversion of such securities would have an antidilutive effect on income per share. There were no such convertible securities to consider for the three months ended June 26, 2020.
The following represents issuable weighted average share information for the respective periods:

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Restricted stock units	820,221	—
Performance stock units	752,235	—
Employee stock purchase plan	5,237	—
Total	1,577,693	—
17. Common Stock and Stock-Based Compensation
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees over the related requisite service period, including stock options, performance share units (“PSUs”), RSUs and restricted shares (all part of our equity incentive plan).
During the three months ended June 25, 2021, the Company granted 894,876 RSUs to employees with an estimated grant date fair value of $24.79. Stock-based compensation expense related to non-vested awards not yet recorded at June 25, 2021 was $31,320, which is expected to be recognized over a weighted-average of 1.78 years. During the three months ended June 25, 2021, 3,217 shares vested.
PSUs are included at 100% - 200% of target goals. The intrinsic value of the PSU’s vested during the three months ended June 25, 2021 was $30,490. The total compensation cost related to non-vested awards not yet recorded at June 25, 2021 was $19,420, which is expected to be recognized over a weighted average of 2.28 years. No shares vested during the three months ended June 25, 2021.
During the three months ended June 25, 2021, 54,729 shares of the Company’s restricted common stock vested. In addition, 9,757 shares were forfeited, which reduced common stock outstanding during the same period. The Company had 341,841 unvested shares of restricted common stock at June 25, 2021 with a weighted average grant date fair value of $14.00 and remaining vesting period of 1.58 years.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The Company recorded stock-based compensation expense in the following expense categories of its unaudited consolidated statements of operations:

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Cost of sales	$528	$97
Research and development	752	21
Selling, general and administrative	3,551	327
Total stock-based compensation	$4,831	$445
18. Income Taxes
The Company recorded the following tax (benefit) provision in its unaudited consolidated statements of operations:

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Operating taxes	$5,118	$816
Discrete tax items	(855)	(288)
Provision for income taxes	$4,263	$528
Annual operating tax rate	15.9%	15.2%
Effective tax rate	13.3%	9.8%
The Company’s provision for income taxes is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
The Company is subject to tax in the U.S. and various foreign jurisdictions. The Company’s effective tax rate can fluctuate primarily based on: the mix of its U.S. and foreign income; the impact of discrete transactions; and the difference between the amount of tax benefit generated by the foreign derived intangible income deduction (“FDII”) and research credits offset by the additional tax from the global intangible low-tax income (“GILTI”).
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
Income tax expense and the effective income tax rate were $4,263, or 13.3%, and $528, or 9.8%, for the three-month periods ending June 25, 2021 and June 26, 2020, respectively. The fluctuation in our effective income tax rate relates primarily to differences in our US taxable income, estimated FDII benefits, research credits, non-deductible stock-based compensation charges, and discrete tax items.
19. Related Party Transactions
Transactions involving Sanken
The Company sells products to, and purchases in-process products from, Sanken. In addition, prior to March 28, 2020, the Company also sold products for Sanken.
Net sales of Company’s products to Sanken totaled $35,453 and $23,620 during the three months ended June 25, 2021 and June 26, 2020, respectively. Trade accounts receivables, net of allowances from Sanken, totaled $23,545 and $21,595 as of June 25, 2021 and March 26, 2021, respectively. Other accounts receivable from Sanken totaled $110 and $198 as of June 25, 2021 and March 26, 2021, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Transactions involving PSL
In May 2009, the Company entered into a technology development agreement (the “IC Technology Development Agreement”) with Polar Semiconductor, Inc. (“PSI”), which was subsequently changed to Polar Semiconductor, LLC (“PSL”), and Sanken, pursuant to which the parties agreed upon the general terms under which they may, from time to time, undertake certain activities (the “IC Process Development Activities”) to develop new technologies to be used by PSI to manufacture products for the Company and Sanken, as well as the ownership and use of such technologies following their development. The IC Technology Development Agreement provides that the expenses for all IC Process Development Activities will be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties may agree from time to time), with such expenses being paid to PSI by Sanken in the form of an up-front annual fee, with PSI being responsible for any expenses that exceed the amount of such fee. The IC Technology Development Agreement will continue in effect until such time as the Company, PSL and Sanken mutually agree to its termination or adopt a successor agreement, or in the event the companies fail to agree upon the annual fee for a fiscal year within three months after the commencement of such fiscal year. During both of the three months ended June 25, 2021 and June 26, 2020, the Company (through PSL) received no fees from Sanken pursuant to the IC Technology Development Agreement, and, during the same periods, the Company paid no fees to PSL pursuant to the IC Technology Development Agreement. There are also no expected payments to be made during the remainder of fiscal year 2022 and beyond.
In April 2015, PSL and Sanken entered into a discrete technology development agreement (as amended, the “Discrete Technology Development Agreement”), pursuant to which the parties agreed upon the general terms under which they, from time to time, undertook certain activities (the “Discrete Development Activities”) to develop new technologies to be used by PSL to manufacture products for Sanken, as well as the ownership and use of such technologies following their development. In June 2018, the Company, PSL and Sanken entered into an amendment to the Discrete Technology Development Agreement pursuant to which the parties agreed to the assignment of all rights and obligations of PSL under such agreement to the Company and to certain amendments to the terms of such agreement. The Discrete Technology Development Agreement provided that the expenses for all Discrete Development Activities to be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties agreed to from time to time). As of March 26, 2021, the Company had accrued $614 included in amounts due to related party under this agreement, which was paid in the first quarter of fiscal year 2022. The agreement in accordance with its terms of the Amendment 2, Article 10, terminated on March 31, 2021.
On March 28, 2020, the Company entered into an agreement to divest a majority of its ownership interest in PSL to Sanken, in order to better align with its fabless, asset-lite scalable manufacturing strategy (the “PSL Divestiture”). In addition, this also resulted in PSL taking over the Sanken distribution business at the same time.
The Company continues to purchase in-process products from PSL.
Purchases of various products from PSL totaled $13,380 and $11,923 for the three months ended June 25, 2021 and June 26, 2020, respectively. These amounts include $— and $1,800 of price support payments made for the three months ended June 25, 2021 and June 26, 2020, respectively. The price support payments were for fiscal year 2021 only and no such payments are expected to be made in fiscal 2021 and beyond. Accounts payable to PSL included in amounts due to related party totaled $4,119 and $1,739 as of June 25, 2021 and March 26, 2021, respectively.
Transactions involving Sanken Electric Europe Ltd. (“SEEL”)
During fiscal year ended March 26, 2021 and after the PSL Divestiture, Sanken, through PSL formed SEEL to cover its distribution business in Europe. The Company in connection with the TSA agreement with Sanken and PSL paid certain costs on behalf of them, and as such, had related party accounts receivable from SEEL of $16 and $1,272 as of June 25, 2021 and March 26, 2021, respectively.
Sublease Agreement
In 2014, the Company, through one of its subsidiaries, entered into a sublease agreement with Sanken pursuant to which it subleases certain office building space in Japan from Sanken. The sublease automatically renews on an annual basis unless either party provides notice to the other party otherwise and can be terminated by either party upon providing six months’ notice. The Company made aggregate payments of approximately $56 and $57 to Sanken under the sublease agreement during each of the three months ended June 25, 2021 and June 26, 2020, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Consulting Agreement
The Company entered into a board executive advisor agreement (the “Consulting Agreement”) with Reza Kazerounian in June 2018, before Mr. Kazerounian became a member of the Company’s board of directors, pursuant to which the Company engaged Mr. Kazerounian to serve as executive advisor to the board of directors and the office of Chief Executive Officer. The Consulting Agreement provides for a fee payable to Mr. Kazerounian on a monthly basis in exchange for his services (which fee was reduced from $30 per month to $19 per month in connection with Mr. Kazerounian’s appointment to the board of directors in June 2018), as well as a grant of 12,000 shares of the Company’s Class L common stock and a signing bonus of $54 in connection with the execution of the Consulting Agreement. The Consulting Agreement provides that if Mr. Kazerounian is terminated by the board of directors, he will be entitled to a severance payment in the amount of $180 as well as a six-month vesting acceleration of his shares of Class L common stock. The board of directors and Mr. Kazerounian each have the right to terminate the Consulting Agreement at any time. During the three months ended June 25, 2021 and June 26, 2020, the Company paid aggregate fees of $56 and $90, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 19, 2021 (the “2021 Annual Report”).
In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part II, Item 5, “Risk Factors” of our 2021 Annual Report and Part II. Item 1A. “Risk Factors” of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three months ended June 25, 2021 and June 26, 2020 relate to the 13-week periods ended June 25, 2021 and June 26, 2020, respectively. All references to “2021,” “fiscal year 2021” or similar references relate to the 52-week period ended March 26, 2021.
Overview
Allegro MicroSystems, Inc., together with its consolidated subsidiaries (“AMI”, “we”, “us” or “our”) is a leading global designer, developer, manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling the most important emerging technologies in the automotive and industrial markets. We are the number one supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in the automotive industry. We focus on providing complete IC solutions to sense, regulate and drive a variety of mechanical systems. This includes sensing angular or linear position of a shaft or actuator, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently.
We are headquartered in Manchester, New Hampshire and have a global footprint with 16 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During the three months ended June 25, 2021 and June 26, 2020, we generated $188.1 million and $115.0 million in total net sales, respectively, with $27.7 million and $4.9 million in net income and $53.8 million and $26.2 million in Adjusted EBITDA in such fiscal periods, respectively.
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
Our Growth Strategies and Outlook
We plan to pursue the following strategies to continue to grow our sales and enhance our profitability:
•Invest in research and development that is market-aligned and focused on targeted portfolio expansion. We believe that our investments in research and development in the areas of product design, automotive-grade wafer fabrication technology and IC packaging development are critical to maintaining our competitive advantage. In both the automotive and industrial markets, major technology shifts driven by disruptive technologies are creating high-growth opportunities in areas such as electrified vehicles (“xEVs”), advanced driver assistance systems (“ADAS”), Industry 4.0, data centers and green energy applications. Our knowledge of customers’ end systems has driven an expansion of our sensor IC and power solutions to enable these new technologies. By aligning our research and development investments with disruptive technology trends while undergoing a rigorous ROI review, we believe we can deliver an attractive combination of growth and profitability.

•Emphasize the automotive “first” philosophy to align our product development with the most rigorous applications and safety standards. We have been intentional about incorporating support for the stringent automotive operating voltages, temperature ranges and safety and reliability standards into every part of our operations, from design to manufacturing. We believe our focus on meeting or exceeding industry standards as the baseline for product development increases our opportunity in the automotive market as customers look for trusted suppliers to deliver highly reliable solutions for rapidly growing emerging markets, and that our philosophy of designing for automotive safety and reliability gives us a meaningful lead over new entrants attempting to enter the automotive market. For example, we will apply this philosophy of innovation, quality and reliability to our new photonics portfolio which supplies components into safety-critical Light Detection and Ranging (“LiDAR”) applications. We also believe we can use our expertise in designing for the automotive market and our expanding product portfolio to capitalize on increasing demand among industrial customers for ruggedized solutions that meet the highest quality and reliability standards. Additionally, in our experience, demand for solutions that meet or exceed stringent safety and reliability specifications supports higher average sales prices (“ASP”) and lower ASP declines over time than are typical for our industry.
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
On August 28, 2020, we acquired Voxtel, Inc. (“Voxtel”), a privately-held technology company located in Beaverton, Oregon that specializes in components for eye-safe LiDAR used in ADAS, fully autonomous vehicles, and industrial automation (the “Voxtel Acquisition”). In addition to the laser technology, Voxtel’s capabilities include its Indium Gallium Arsenide (“InGaAs”) Avalanche Photodiode (“APDs”) and APD photoreceivers—highly sensitive in the important eye-safe region around 1550 nanometers (“nm”). This technology enables images to be obtained over a wide range of weather conditions and over a long-distance or a wide field of view using a laser that does not pose an ocular hazard. The combination of these highly sensitive detectors and high-peak-power eye-safe lasers with Voxtel’s custom integrated circuits and electro-optical packaging expertise, allows for cost-effective, compact laser-ranging and 3D-image sensing. In addition, Voxtel holds more than 38 US patents, representing a comprehensive Laser Detection and Ranging (“LADAR”)/LiDAR photonic technology suite.
In February 2020, we announced that we would consolidate our assembly and test facilities into a single site, located at our manufacturing facility in the Philippines (the “AMPI Facility”). As such, we completed the transition and closed our manufacturing facility in Thailand (the “AMTC Facility”) in March 2021. As a result, we expect to realize a significant reduction in cost of goods sold in subsequent periods.
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
Manufacturing Costs and Product Mix
Gross margin, or gross profit as a percentage of total net sales, has been, and will continue to be, affected by a variety of factors, including the ASPs of our products, product mix in a given period, material costs, yields, manufacturing costs and efficiencies. We believe the primary driver of gross margin is the ASP negotiated between us and our customers relative to material costs and yields. Our pricing and margins depend on the volumes and the features of the products we produce and sell to our customers. As our products mature and unit volumes increase, we expect their ASPs to decline. We continually monitor and work to reduce the cost of our products and improve the potential value our solutions provide to our customers as we target new design win opportunities and manage the product life-cycles of our existing customer designs. We also maintain a close relationship with our suppliers and subcontractors to improve quality, increase yields and lower manufacturing costs. As a result, these declines often coincide with improvements in manufacturing yields and lower wafer, assembly, and testing costs, which offset some or all of the margin reduction that results from declining ASPs. However, we expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to product mix, new product introductions, transitions into volume manufacturing and manufacturing costs. Gross margin generally decreases if production volumes are lower as a result of decreased demand, which leads to a reduced absorption of our fixed manufacturing costs. Gross margin generally increases when the opposite occurs.
Cyclical Nature of the Semiconductor Industry
The semiconductor industry is highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life-cycles and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate and facilities go underutilized. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production and productivity suffer and margins generally decline.
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
We sell magnetic sensor ICs, power ICs and photonics in the Americas, EMEA and Asia. Revenue is generally recognized when control of the products is transferred to the customer, which typically occurs at a point in time upon shipment or delivery, depending on the terms of the contract. When we transact with a distributor, our contractual arrangement is with the distributor and not with the end customer. Whether we transact business with and receive the order from a distributor or directly from an end customer through our direct sales force and independent sales representatives, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same. We recognize revenue net of sales returns, price protection adjustments, stock rotation rights and any other discounts or credits offered to our customers.
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
Gross profit is calculated as total net sales less cost of goods sold. Gross profit is affected by numerous factors, including average selling price, revenue mix by product, channel and customer, foreign exchange rates, seasonality, manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for the expansion of existing facilities to reach full production capacity. As a result, gross profit varies from period to period and year to year. We expect cost of goods sold to decrease in absolute dollars and as a percentage of total net sales in the future, primarily as a result of the closure of the AMTC Facility and the transfer of the Sanken products distribution business to PSL.
A significant portion of our costs are fixed, and, as a result, costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than required by our sales growth, our gross margin could be negatively affected. Gross margin is calculated as gross profit divided by total net sales.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration represents the loss recorded in the three months ended June 25, 2021 resulting from the adjustment in contingent consideration related to the Voxtel Acquisition.
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
We are subject to tax in the U.S. and various foreign jurisdictions. Our effective income tax rate fluctuates primarily because of: the change in the mix of our U.S. and foreign income; the impact of discrete transactions and law changes; and the difference between the amount of tax benefits generated by the foreign derived intangible income deduction (“FDII”) and research credits offset by the additional tax costs associated with global intangible low-tax income (“GILTI”).

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
Results of Operations
Three-Month Period Ended June 25, 2021 Compared to Three-Month Period Ended June 26, 2020
The following table summarizes our results of operations for the three-month periods ended June 25, 2021 and June 26, 2020.

	Three-Month Period Ended		Change
	June 25, 2021	June 26, 2020	$	%
	(Dollars in thousands)
Total net sales (1)	$188,142	$115,001	$73,141	63.6%
Cost of goods sold	93,982	59,300	34,682	58.5%
Gross profit	94,160	55,701	38,459	69.0%
Operating expenses:
Research and development	29,554	24,380	5,174	21.2%
Selling, general and administrative	32,064	26,789	5,275	19.7%
Impairment of long-lived assets	—	—	—	—%
Change in fair value of contingent consideration	300	—	300	—%
Total operating expenses	61,918	51,169	10,749	21.0%
Operating income	32,242	4,532	27,710	611.4%
Other (expense) income, net:
Interest (expense) income, net	(345)	313	(658)	(210.2)%
Foreign currency transaction (loss) gain	(254)	132	(386)	(292.4)%
Income in earnings of equity investment	279	212	67	—%
Other, net	48	193	(145)	(75.1)%
Total other (expense) income, net	(272)	850	(1,122)	(132.0)%
Income before provision for income taxes	31,970	5,382	26,588	494.0%
Income tax provision	4,263	528	3,735	707.4%
Net income	27,707	4,854	22,853	470.8%
Net income attributable to non-controlling interests	38	34	4	11.8%
Net income attributable to Allegro MicroSystems, Inc.	$27,669	$4,820	$22,849	474.0%
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
Total net sales	100.0%	100.0%
Cost of goods sold	50.0%	51.6%
Gross profit	50.0%	48.4%
Operating expenses:
Research and development	15.7%	21.1%
Selling, general and administrative	17.0%	23.3%
Change in fair value of contingent consideration	0.2%	—%
Total operating expenses	32.9%	44.4%
Income from operations	17.1%	4.0%
Other (expense) income, net:
Interest (expense) income, net	(0.2)%	0.3%
Foreign currency transaction (loss) gain	(0.2)%	0.1%
Income in earnings of equity investment	0.1%	0.1%
Other, net	0.1%	0.2%
Total other (expense) income, net	(0.2)%	0.7%
Income before provision for income taxes	16.9%	4.7%
Income tax provision	2.3%	0.5%
Net income	14.6%	4.2%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	14.6%	4.2%
Total net sales
Total net sales increased by $73.1 million, or 63.6%, to $188.1 million in the three-month period ended June 25, 2021 from $115.0 million in the three-month period ended June 26, 2020. This increase was primarily due to the continued economic recovery and increase in demand for advanced driver assistance systems, as well as higher demand for data center and industrial automation applications. Gaming and other consumer applications also contributed to the increase in total net sales.
Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	June 25, 2021	June 26, 2020	Amount	%
	(Dollars in thousands)
Automotive	$133,523	$76,378	$57,145	74.8%
Industrial	30,309	20,406	9,903	48.5%
Other	24,310	18,217	6,093	33.4%
Total net sales	$188,142	$115,001	$73,141	63.6%
The increase in net sales by market was driven by increases in automotive of $57.1 million, or 74.8%, industrial of $9.9 million, or 48.5%, and other of $6.1 million, or 33.4%.

Automotive net sales increased in the three-month period ended June 25, 2021 compared to the three-month period ended June 26, 2020 primarily due to our customers’ increased vehicle production across most markets due to the on-going recovery from the COVID-19 pandemic. Content in xEV continued to increase year-over-year, and we experienced strong recoveries in ADAS, comfort and convenience and internal combustion engine (“ICE”) applications during the first quarter of 2022.
Industrial and other net sales improved in the three-month period ended June 25, 2021 compared to the three-month period ended June 26, 2020 due primarily to the continued demand in data center applications, gaming, grid infrastructure that includes renewable energy and EV charging, as well as a COVID-related increase in demand for printers and other peripherals.
Sales Trends by Product
The following table summarizes net sales by product:

	Three-Month Period Ended		Change
	June 25, 2021	June 26, 2020	Amount	%
	(Dollars in thousands)
Power integrated circuits	$66,672	$41,599	$25,073	60.3%
Magnetic sensors	120,642	73,402	47,240	64.4%
Photonics	828	—	828	—%
Total net sales	$188,142	$115,001	$73,141	63.6%
The increase in net sales by product was driven by increases of $47.2 million, or 64.4%, in magnetic sensor IC product sales, $25.1 million, or 60.3%, in power integrated circuit product sales, and $0.8 million in Photonics sales.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	June 25, 2021	June 26, 2020	Amount	%
	(Dollars in thousands)
Americas:
United States	$26,841	$12,996	$13,845	106.5%
Other Americas	6,349	1,928	4,421	229.3%
EMEA:
Europe	34,751	17,846	16,905	94.7%
Asia:
Japan	35,453	23,620	11,833	50.1%
Greater China	42,779	32,071	10,708	33.4%
South Korea	21,933	13,612	8,321	61.1%
Other Asia	20,036	12,928	7,108	55.0%
Total net sales	$188,142	$115,001	$73,141	63.6%
Net sales increased across all geographic locations in the three-month period ended June 25, 2021 compared to the three-month period ended June 26, 2020 primarily due to content and market share gains as many countries continue to experience economic expansion coming out of the COVID-19 pandemic and demand for many of our products and applications rose.
The increase in net sales of $16.9 million, or 94.7%, in Europe, predominantly comprised of Germany and France, was primarily driven by increases in automotive demand. The increase in net sales in the United States of $13.8 million, or 106.5%, was primarily driven by the COVID-19 recovery, as well as content and market share gains in ADAS, xEV, ICE, comfort and convenience and industrial applications. Net sales in Japan grew $11.8 million, or 50.1%, which was primarily driven by higher demand for our industrial, xEV and ADAS offerings. The increase in net sales of $10.7 million, or 33.4%, in Greater China related to higher automotive demand, primarily in our ADAS, safety and comfort and convenience sectors. South Korea and Other Asia experienced sales growth of $8.3 million and $7.1 million, respectively, mainly due to higher automotive demand and other customer and peripherals, respectively.
Cost of goods sold, gross profit and gross margin
Cost of goods sold increased by $34.7 million, or 58.5%, to $94.0 million in the three-month period ended June 25, 2021 from $59.3 million in the three-month period ended June 26, 2020. The increase in cost of goods sold was primarily attributable to higher production volume and increases in amortization of manufacturing cost absorptions and excess inventory reserves, specifically expenses of $2.8 million related to the discontinuation of a legacy Voxtel product line during the first quarter of 2022.
Gross profit increased by $38.5 million, or 69.0%, to $94.2 million in the three-month period ended June 25, 2021 from $55.7 million in the three-month period ended June 26, 2020. The increase in gross profit was driven by a $73.1 million operational increase in net sales to all markets discussed above, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by $5.2 million, or 21.2%, to $29.6 million in the three-month period ended June 25, 2021 from $24.4 million in the three-month period ended June 26, 2020. This increase was primarily due to a combined $4.4 million increase in personnel costs and general operating expenses, including inventory and supplies, and higher stock-based compensation expense of $0.2 million.
R&D expenses represented 15.7% of our total net sales for the three-month period ended June 25, 2021, a decrease from 21.1% of our total net sales for the three-month period ended June 26, 2020. This percentage decrease was primarily due to the growth in net sales in the three-month period ended June 25, 2021.
SG&A expenses
SG&A expenses increased by $5.3 million, or 19.7%, to $32.1 million in the three-month period ended June 25, 2021 from $26.8 million in the three-month period ended June 26, 2020. This increase was primarily due to increases of $3.2 million in each of stock-based compensation expense and contract labor and higher personnel costs of $2.5 million. These higher costs were partially offset by lower facilities costs and professional fees of $2.3 million and $2.1 million, respectively.
SG&A expenses represented 17.0% of our total net sales for the three-month period ended June 25, 2021, a decrease from 23.3% of our total net sales for the three-month period ended June 26, 2020. This percentage decrease was primarily due to the growth in net sales in the three-month period ended June 25, 2021.
Interest (expense) income, net
Interest expense, net was $0.3 million in the three-month period ended June 25, 2021 compared to interest income, net of $0.3 million in the three-month period ended June 26, 2020. The increase in interest expense was primarily due to mandatory interest payments on the Term Loan Facility in the first quarter of 2022 compared to higher interest income received from related parties during the same period last year.
Foreign currency transaction (loss) gain
We recorded a foreign currency transaction loss of $0.3 million in the three-month period ended June 25, 2021 compared to a gain of $0.1 million in the three-month period ended June 26, 2020. The foreign currency transaction loss recorded in the three-month period ended June 25, 2021 was primarily due to the realized and unrealized losses from our UK location in excess of $0.2 million. The foreign currency transaction gain recorded in the three-month period ended June 26, 2020 was primarily due to $1.5 million of realized and unrealized gains from our Thailand location, offset in part by $1.1 million and $0.1 million of realized and unrealized losses from our UK and Philippines locations, respectively.

Income in earnings of equity investment
Income in earnings of equity investment reflected a $0.3 million gain in the three-month period ended June 25, 2021, representing the earnings on our 30% investment in PSL.

Other, net
Other, net decreased by $0.2 million to less than $0.1 million of miscellaneous gains in the three-month period ended June 25, 2021 from $0.2 million of miscellaneous gains in the three-month period ended June 26, 2020.
Income tax provision
Income tax expense and the effective income tax rate were $4.3 million, or 13.3%, and $0.5 million, or 9.8%, respectively, in the three-month period ended June 25, 2021 and June 26, 2020, respectively. The fluctuation in our effective income tax rate relates primarily to differences in our U.S. taxable income, estimated FDII benefits, research credits, non-deductible stock-based compensation charges, and discrete tax items.
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
•Voxtel inventory impairment—Represents costs related to the discontinuation of one of our product lines manufactured by Voxtel.
•PSL and Sanken Distribution Agreement—Represents the elimination of inventory cost amortization and foundry service payment related to one-time costs incurred in connection with the disposition of PSL during the fiscal year ended March 26, 2021 (the “PSL Divestiture”).
•Stock-based compensation—Represents non-cash expenses arising from the grant of stock-based awards.
•AMTC Facility consolidation one-time costs—Represents one-time costs incurred in connection with closing of the AMTC Facility and transitioning of test and assembly functions to the AMPI Facility announced in fiscal year 2020, consisting of: moving equipment between facilities, contract terminations and other non-recurring charges. The closure and transition of the AMTC Facility was substantially completed in March 2021. These costs are in addition to, and not duplicative of, the adjustments noted in note (*) below.
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
(*) Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments consisting of:
•Additional AMTC-related costs—Represents costs relating to the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility in the Philippines announced in fiscal year 2020 consisting of the net savings expected to result from the movement of work to the AMPI Facility, which facility had duplicative capacity based on the buildouts of the AMPI Facility in fiscal years 2019 and 2018. The elimination of these costs did not reduce our production capacity and therefore did not have direct effects on our ability to generate revenue. The closure and transition of the AMTC Facility was substantially completed in March 2021.
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

•Transaction fees—Represents transaction-related legal and consulting fees incurred primarily in connection with (i) the acquisition of Voxtel in fiscal year 2020, and (ii) one-time transaction-related legal and consulting fees in fiscal 2021.
•Severance—Represents severance costs associated with (i) labor savings initiatives to manage overall compensation expense as a result of the declining sales volume during the applicable period, including a voluntary separation incentive payment plan for employees near retirement and a reduction in force, (ii) the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility announced and initiated in fiscal year 2020, and (iii) costs related to the discontinuation of one of our product lines manufactured by Voxtel in fiscal year 2022.
•Impairment of long-lived assets—Represents impairment charge incurred in connection with the planned sale of the AMTC Facility.
•Change in fair value of contingent consideration—Represents the change in fair value of contingent consideration payable in connection with the acquisition of Voxtel.
(**) Non-GAAP Operating Income does not include adjustments consisting of those set forth in note (*) to the calculation of non-GAAP Gross Profit, and the corresponding calculation of non-GAAP Gross Margin, above or:
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
Non-GAAP Profit before Tax, Non-GAAP Net Income, and Non-GAAP Basic and Diluted Earnings Per Share
We calculate non-GAAP Profit before Tax as Income before Tax Provision excluding the same items excluded above and also excluding the item below in applicable periods. We calculate non-GAAP Net Income as Net Income excluding the same items excluded above and also excluding the item below in applicable periods.
Non-GAAP Provision for Income Tax
In calculating non-GAAP Provision for Income Tax, we have added back the following to GAAP Income Tax Provision:
•Tax effect of adjustments to GAAP results—Represents the estimated income tax effect of the adjustments to non-GAAP Profit Before Tax described above and elimination of discrete tax adjustments.

	Three-Month Period Ended
	June 25, 2021	March 26, 2021	June 26, 2020
	(Dollars in thousands)
Reconciliation of Gross Profit

GAAP Gross Profit	$94,160	$87,006	$55,701

Voxtel inventory impairment	2,835	—	—
PSL and Sanken distribution agreement	—	930	3,383
Stock-based compensation	528	314	97
AMTC Facility consolidation one-time costs	137	625	544
Amortization of acquisition-related intangible assets	273	273	—
COVID-19 related expenses	343	64	—
Total Non-GAAP Adjustments	$4,116	$2,206	$4,024

Non-GAAP Gross Profit*	$98,276	$89,212	$59,725
Non-GAAP Gross Margin* (% of net sales)	52.2%	50.9%	51.9%
*Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $3,074 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively.

	Three-Month Period Ended
	June 25, 2021	March 26, 2021	June 26, 2020
	(Dollars in thousands)
Reconciliation of Operating Expenses

GAAP Operating Expenses	$61,918	$67,558	$51,169

Research and Development Expenses
GAAP Research and Development Expenses	29,554	28,140	24,380
Stock-based compensation	752	536	21
AMTC Facility consolidation one-time costs	2	—	—
COVID-19 related expenses	6	8	—
Transaction fees	—	—	—
Non-GAAP Research and Development Expenses	28,794	27,596	24,359

Selling, General and Administrative Expenses
GAAP Selling, General and Administrative Expenses	32,064	34,799	26,789
Stock-based compensation	3,551	2,119	327
AMTC Facility consolidation one-time costs	324	1,488	1,161
Amortization of acquisition-related intangible assets	29	37	—
COVID-19 related expenses	381	250	4,000
Transaction fees	23	3,727	117
Severance	168	—	337
Non-GAAP Selling, General and Administrative Expenses	27,588	27,178	20,847

Impairment of long-lived assets	—	7,119	—
Change in fair value of contingent consideration	300	(2,500)	—

Total Non-GAAP Adjustments	5,536	12,784	5,963

Non-GAAP operating expenses *	$56,382	$54,774	$45,206
*Non-GAAP Operating Expenses do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $324 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively, and labor savings costs of $—, $—, and $109 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively.

	Three-Month Period Ended
	June 25, 2021	March 26, 2021	June 26, 2020
	(Dollars in thousands)
Reconciliation of Operating Income

GAAP Operating Income	$32,242	$19,448	$4,532

Voxtel inventory impairment	2,835	—	—
PSL and Sanken distribution agreement	—	930	3,383
Stock-based compensation	4,831	2,969	445
AMTC Facility consolidation one-time costs	463	2,113	1,705
Amortization of acquisition-related intangible assets	302	310	—
COVID-19 related expenses	730	322	4,000
Impairment of long-lived assets	—	7,119	—
Change in fair value of contingent consideration	300	(2,500)	—
Transaction fees	23	3,727	117
Severance	168	—	337
Total Non-GAAP Adjustments	$9,652	$14,990	$9,987

Non-GAAP Operating Income*	$41,894	$34,438	$14,519
Non-GAAP Operating Margin* (% of net sales)	22.3%	19.7%	12.6%
*Non-GAAP Operating Income and the corresponding calculation of non-GAAP Operating Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $3,398 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively, and labor savings costs of $—, $—, and $109 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively.

	Three-Month Period Ended
	June 25, 2021	March 26, 2021	June 26, 2020
	(Dollars in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

GAAP Net Income	$27,707	$8,689	$4,854

Interest expense (income), net	345	668	(313)
Income tax provision	4,263	8,361	528
Depreciation & amortization	12,172	12,082	11,539
EBITDA	$44,487	$29,800	$16,608

Non-core (gain) loss on sale of equipment	(35)	156	(38)
Voxtel inventory impairment	2,835	—	—
Foreign currency translation loss (gain)	254	1,558	(132)
Income in earnings of equity investment	(279)	(6)	(212)
Stock-based compensation	4,831	2,969	445
AMTC Facility consolidation one-time costs	463	2,113	1,705
COVID-19 related expenses	730	322	4,000
Impairment of long-lived assets	—	7,119	—
Change in fair value of contingent consideration	300	(2,500)	—
Transaction fees	23	3,727	117
Severance	168	—	337
PSL and Sanken distribution agreement	—	930	3,383
Adjusted EBITDA*	$53,777	$46,188	$26,213
Adjusted EBITDA Margin* (% of net sales)	28.6%	26.4%	22.8%
*Adjusted EBITDA and the corresponding calculation of Adjusted EBITDA Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $3,398 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively, and labor savings costs of $—, $—, and $109 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively.

	Three-Month Period Ended
	June 25, 2021	March 26, 2021	June 26, 2020
	(Dollars in thousands)
Reconciliation of Income before Tax Provision

GAAP Income before Tax Provision	$31,970	$17,050	$5,382

Non-core (gain) loss on sale of equipment	(35)	156	(38)
Voxtel inventory impairment	2,835	—	—
Foreign currency translation loss (gain)	254	1,558	(132)
Income in earnings of equity investment	(279)	(6)	(212)
PSL and Sanken distribution agreement	—	930	3,383
Stock-based compensation	4,831	2,969	445
AMTC Facility consolidation one-time costs	463	2,113	1,705
Amortization of acquisition-related intangible assets	302	310	—
COVID-19 related expenses	730	322	4,000
Impairment of long-lived assets	—	7,119	—
Change in fair value of contingent consideration	300	(2,500)	—
Transaction fees	23	3,727	117
Severance	168	—	337
Total Non-GAAP Adjustments	$9,592	$16,698	$9,605

Non-GAAP Profit before Tax*	$41,562	$33,748	$14,987
*Non-GAAP Profit before Tax does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $3,398 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively, labor savings costs of $—, $—, and $109 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively.

	Three-Month Period Ended
	June 25, 2021	March 26, 2021	June 26, 2020
	(Dollars in thousands)
Reconciliation of Income Tax Provision

GAAP Income Tax Provision	$4,263	$8,361	$528
GAAP effective tax rate	13.3%	49.0%	9.8%

Tax effect of adjustments to GAAP results	2,091	(3,053)	1,808

Non-GAAP Provision for Income Taxes *	$6,354	$5,308	$2,336
Non-GAAP effective tax rate	15.3%	15.8%	15.6%
*Non-GAAP Provision for Income Taxes does not include tax adjustments for the following components of our net income: additional AMTC related costs and labor savings costs. The related tax effect of those adjustments to GAAP results were $—, $— and $786 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively.

	Three-Month Period Ended
	June 25, 2021	March 26, 2021	June 26, 2020
	(Dollars in thousands)
Reconciliation of Net Income

GAAP Net Income	$27,707	$8,689	$4,854
GAAP Basic Earnings per Share	$0.15	$0.05	$0.49
GAAP Diluted Earnings per Share	$0.14	$0.05	$0.49

Non-core (gain) loss on sale of equipment	(35)	156	(38)
Voxtel inventory impairment	2,835	—	—
Foreign currency translation loss (gain)	254	1,558	(132)
Income in earnings of equity investment	(279)	(6)	(212)
PSL and Sanken distribution agreement	—	930	3,383
Stock-based compensation	4,831	2,969	445
AMTC Facility consolidation one-time costs	463	2,113	1,705
Amortization of acquisition-related intangible assets	302	310	—
COVID-19 related expenses	730	322	4,000
Impairment of long-lived assets	—	7,119	—
Change in fair value of contingent consideration	300	(2,500)	—
Transaction fees	23	3,727	117
Severance	168	—	337
Tax effect of adjustments to GAAP results	(2,091)	3,053	(1,808)

Non-GAAP Net Income*	$35,208	$28,440	$12,651
Basic weighted average common shares	189,585,381	189,429,893	10,000,000
Diluted weighted average common shares	191,163,074	190,860,556	10,000,000
Non-GAAP Basic Earnings per Share	$0.19	$0.15	$1.27
Non-GAAP Diluted Earnings per Share	$0.18	$0.15	$1.27
*Non-GAAP Net Income does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $3,398 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively, and labor savings costs of $—, $—, and $109 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively, and (ii) the related tax effect of adjustments to GAAP results $—, $— and $786 for the three months ended June 25, 2021, March 26, 2021, and June 26, 2020, respectively.
Liquidity and Capital Resources
As of June 25, 2021, we had $221.9 million of cash and cash equivalents and $333.5 million of working capital compared to $197.2 million of cash and cash equivalents and $313.9 million of working capital as of March 26, 2021. Working capital is impacted by the timing and extent of our business needs.
Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2022 is to utilize excess cash on hand to support our growth initiatives into select markets and planned capital expenditures. As of June 25, 2021, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to debt and borrowing capacity, leases and noncancellable purchase commitments and pension and defined contribution plans, see Note 15, “Commitments and Contingencies”, Note 12, “Debt and Other Borrowings” and Note 14, “Retirement Plans” to the Company’s 2021 Annual Report.
We have experienced and expect to continue to experience—to a smaller degree—increases in accounting, legal and professional fees and other costs associated with being a public company. We believe that our existing cash resources, together with the proceeds from our IPO and our access to the capital markets, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next twelve months. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all.
Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the nine-month periods ended June 25, 2021 and June 26, 2020:

	Three-Month Period Ended
	June 25, 2021	June 26, 2020
	(dollars in thousands)
Net cash provided by operating activities	$38,495	$25,666
Net cash used in investing activities	(15,346)	(24,309)
Net cash provided by financing activities	—	—
Effect of exchange rate changes on cash and cash equivalents	2,608	(1,269)
Net increase in cash and cash equivalents and restricted cash	$25,757	$88
Operating Activities
Net cash provided by operating activities was $38.5 million in the three months ended June 25, 2021, resulting primarily from our net income of $27.7 million and noncash charges of $17.5 million, partially offset by a net decrease in operating assets and liabilities of $6.7 million. Net changes in operating assets and liabilities consisted of a $10.0 million increase in trade accounts receivable, net and a $2.4 million decrease in accrued expenses and other current and long-term liabilities and a $3.0 million decrease in trade accounts payable, partially offset by a $5.1 million decrease in inventories, a $1.7 million decrease in prepaid expenses, and a $1.9 million increase in net amounts due from related parties. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts from customers. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of management incentive payments, partially offset by higher accrued personnel costs. Accounts payable decreased mainly due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $5.5 million. The decrease in inventories was primarily a result of the continued drawdown after building inventory up in prior periods to support anticipated sales growth and recovery from the COVID-19 pandemic. The decrease in prepaid expenses and other assets were primarily due to the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.
Net cash provided by operating activities was $25.7 million in three-month period ended June 26, 2020, resulting primarily from our net income of $4.9 million and non-cash charges of $11.2 million, partially offset by net changes in operating assets and liabilities of $9.6 million. Net changes in operating assets and liabilities consisted of a decrease of $3.6 million in due from/to related parties, a $4.8 million increase in trade accounts payable, a $13.4 million decrease in trade accounts receivable, net, a $5.2 million decrease in prepaid expenses and other assets, partially offset by a $15.0 million increase in inventories, a $1.6 million decrease in accrued expenses and other current and long-term liabilities, and a $0.7 million increase in accounts receivable – other. The decrease in prepaid expenses and other assets was primarily due to the impact of the non-cash removal of PSL-related assets of $5.2 million and a decrease of short-term prepaid arrangements of $2.0 million, partially offset by an increase of deferred IPO costs of $0.4 million and an increase of $0.9 million in other assets due to long-term prepaid contracts. Trade accounts payable were impacted by the non-cash removal of PSL-related liabilities of $4.2 million, with the difference due to timing of such payments in the ordinary course of business. The $15.0 million inventory increase is the result of the $18.8 million reduction in balances from March 27, 2020, adjusted for a $32.2 million impact of the non-cash removal of PSL and Sanken distribution business related assets and $1.6 million of non-cash inventory provisions. The decrease in accrued expenses and other current and long-term liabilities is primarily due to the impact of the non-cash removal of PSL-related liabilities of $7.6 million, partially offset by non-cash $6.0 million of deferred taxes. Trade accounts receivable, net, accounts receivable – other, due from/to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.
Investing Activities
Net cash used in investing activities primarily consists of purchases and sales of property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment. We expect our multi-year transition from an integrated device manufacturer to our current fabless, asset-lite manufacturing model, including the completion of the PSL Divestiture, will result in a decrease in capital expenditures in the future.
Net cash used in investing activities was $15.3 million in the three months ended June 25, 2021, consisting of purchases of property, plant and equipment.
Net cash used in investing activities was $24.3 million in the three months ended June 26, 2020, consisting of $8.0 million of purchases of property, plant and equipment and $16.3 million of cash removed as a result of the PSL Divestiture. The $8.0 million change is the result of a change in property, plant and equipment, net of $113.2 million, the impact of the non-cash removal of PSL-related assets of $115.3 million, depreciation of $10.8 million and non-cash purchases in accounts payable of $0.3 million, partially offset by foreign exchange impact of $5.2 million.
Financing Activities
Net cash provided by financing activities was $— in each of the three months ended June 25, 2021 and June 26, 2020.
Debt Obligations
On September 30, 2020, we entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility due in 2027 (the “Term Loan Facility”). On September 30, 2020, we also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). As of June 25, 2021, we had $25.0 million in aggregate principal amount of debt outstanding under our Senior Secured Credit Facilities.
Description of Credit Facilities
Term Loan Facility
The Term Loan Facility bears interest at a rate per year of, at our option, either (i) the Base Rate (as defined in the credit agreement) plus an applicable margin from 2.75% to 3.00% depending on our net leverage ratio, or (ii) the Eurodollar Rate (as defined in the credit agreement) plus an applicable margin from 3.75% to 4.00% depending on our net leverage ratio. The Eurodollar Rate is subject to a floor of 0.50%. At June 25, 2021, all term loan borrowings were designated as Eurodollar loans and bore interest of 4.25%.
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
We incurred financing costs of $0.3 million in connection with the Revolving Credit Facility, which we classified the related short-term and long-term portions within Prepaid expenses and other current assets and Other assets on our unaudited consolidated balance sheet and are amortizing these costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $0.2 million at June 25, 2021.
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
On November 20, 2019, AMPI entered into a line of credit agreement with BDO Unibank that provides for a maximum borrowing capacity of 75.0 million Philippine pesos (approximately $1.5 million) at the bank’s prevailing interest rate. The line of credit expired on June 30, 2021, subsequent to that date, due to delays as a result of the current pandemic situation and its impact with the bank operations. The bank notified the Company of an extension up to September 28, 2021 for all paperwork to be processed.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the unaudited consolidated financial statements included elsewhere in this Quarterly Report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2021 Annual Report. There have been no material changes in our critical accounting policies and estimates since March 26, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our exposures to market risk since March 26, 2021. For details on the Company’s interest rate, foreign currency exchange, and inflation risks, see “Item 7A. Quantitative and Qualitative Information About Market Risks” in our 2021 Annual Report.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 25, 2021. Based on the evaluation of our disclosure controls and procedures as of June 25, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes to the “Risk Factors” disclosed in Item 1A of our 2021 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit

10.1
Addendum to Stockholders Agreement of Allegro MicroSystems, Inc., dated as of June 30, 2021, by and among Allegro MicroSystems, Inc., OEP SKNA, L.P. and Sanken Electric Co., Ltd. (incorporated by reference to Exhibit 10.1 of Allegro MicroSystems Inc.’s Form 8-K filed on July 1, 2021).

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

ALLEGRO MICROSYSTEMS, INC.

Date: July 30, 2021	By:	/s/ Ravi Vig
Ravi Vig
President and Chief Executive Officer (principal executive officer)

Date: July 30, 2021	By:	/s/ Paul V. Walsh, Jr.
Paul V. Walsh, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)