Form 10-Q
period 2021-09-24
ALLEGRO MICROSYSTEMS, INC.
filed 2021-10-29
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 20, 2021, the registrant had 189,702,550 shares of common stock, $0.01 par value per share, outstanding.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part II, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended March 26, 2021 (the “2021 Annual Report”). These risks and uncertainties include, but are not limited to:
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	September 24, 2021 (Unaudited)	March 26, 2021
Assets
Current assets:
Cash and cash equivalents	$248,579	$197,214
Restricted cash	7,105	6,661
Trade accounts receivable, net of provision for expected credit losses of $176 at September 24, 2021 and allowance for doubtful accounts of $138 at March 26, 2021	73,971	69,500
Trade and other accounts receivable due from related party	23,853	23,832
Accounts receivable – other	1,295	1,516
Inventories	78,042	87,498
Prepaid expenses and other current assets	13,069	18,374
Assets held for sale	—	25,969
Total current assets	445,914	430,564
Property, plant and equipment, net	198,069	192,393
Operating lease right-of-use assets	17,054	—
Deferred income tax assets	20,134	26,972
Goodwill	20,093	20,106
Intangible assets, net	36,131	36,366
Equity investment in related party	27,169	26,664
Other assets, net	38,687	14,613
Total assets	$803,251	$747,678
Liabilities, Non-Controlling Interest and Stockholders' Equity
Current liabilities:
Trade accounts payable	$29,158	$35,389
Amounts due to related party	3,686	2,353
Accrued expenses and other current liabilities	52,049	78,932
Current portion of operating lease liabilities	3,523	—
Total current liabilities	88,416	116,674
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	13,793	—
Other long-term liabilities	19,489	19,133
Total liabilities	146,698	160,807
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at September 24, 2021 and March 26, 2021	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 189,702,550 shares issued and outstanding at September 24, 2021; 1,000,000,000 shares authorized, 189,588,161 issued and outstanding at March 26, 2021	1,897	1,896
Additional paid-in capital	604,488	592,170
Retained earnings	64,406	3,551
Accumulated other comprehensive loss	(15,368)	(11,865)
Equity attributable to Allegro MicroSystems, Inc.	655,423	585,752
Non-controlling interests	1,130	1,119
Total stockholders’ equity	656,553	586,871
Total liabilities, non-controlling interest and stockholders' equity	$803,251	$747,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net sales	$156,445	$114,138	$309,134	$205,519
Net sales to related party	37,165	22,511	72,618	46,131
Total net sales	193,610	136,649	381,752	251,650
Cost of goods sold	91,078	74,879	185,060	134,179
Gross profit	102,532	61,770	196,692	117,471
Operating expenses:
Research and development	29,590	25,130	59,144	49,510
Selling, general and administrative	34,088	24,238	66,152	51,027
Change in fair value of contingent consideration	300	—	600	—
Total operating expenses	63,978	49,368	125,896	100,537
Operating income	38,554	12,402	70,796	16,934
Other (expense) income:
Interest (expense) income, net	(1,150)	350	(1,495)	663
Foreign currency transaction gain (loss)	202	(1,318)	(52)	(1,186)
Income in earnings of equity investment	226	246	505	458
Other, net	1,534	20	1,582	213
Income before income tax provision	39,366	11,700	71,336	17,082
Income tax provision	6,143	2,082	10,406	2,610
Net income	33,223	9,618	60,930	14,472
Net income attributable to non-controlling interests	37	34	75	68
Net income attributable to Allegro MicroSystems, Inc.	$33,186	$9,584	$60,855	$14,404
Net income attributable to Allegro MicroSystems, Inc. per share (Note 17):
Basic	$0.17	$0.96	$0.32	$1.44
Diluted	$0.17	$0.96	$0.32	$1.44
Weighted average shares outstanding:
Basic	189,673,788	10,000,000	189,629,535	10,000,000
Diluted	191,676,422	10,000,000	191,416,250	10,000,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net income	$33,223	$9,618	$60,930	$14,472
Net income attributable to non-controlling interest	37	34	75	68
Net income attributable to Allegro MicroSystems, Inc.	33,186	9,584	60,855	14,404
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,537)	1,900	(3,567)	6,180
Net actuarial loss amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	(313)
Comprehensive income	29,649	11,484	$57,288	$20,271
Other comprehensive loss (income) attributable to non-controlling interest	34	(31)	64	(24)
Comprehensive income attributable to Allegro MicroSystems, Inc.	$29,683	$11,453	$57,352	$20,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at June 26, 2020	10,000,000	$100	638,298	$6	—	$—	—	$—	$439,679	$199,175	$(16,002)	$977	$623,935
Net income	—	—	—	—	—	—	—	—	—	9,584	—	34	9,618
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	—	—	—	—	(527)	—	—	—	(527)
Stock-based compensation	—	—	—	—	—	—	—	—	580	—	—	—	580
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	1,869	31	1,900
Balance at September 25, 2020	10,000,000	$100	638,298	$6	—	$—	—	$—	$439,732	$208,759	$(14,133)	$1,042	$635,506

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at June 25, 2021	—	$—	189,581,621	$1,896	$597,001	$31,220	$(11,865)	$1,127	$619,379
Net income	—	—	—	—	—	33,186	—	37	33,223
Employee stock purchase plan issuances	—	—	59,563	—	1,291	—	—	—	1,291
Stock-based compensation, net of forfeitures	—	—	61,366	1	6,196	—	—	—	6,197
Foreign currency translation adjustment	—	—	—	—	—	—	(3,503)	(34)	(3,537)
Balance at September 24, 2021	—	$—	189,702,550	$1,897	$604,488	$64,406	$(15,368)	$1,130	$656,553

	Common Stock, Class A			Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 27, 2020	10,000,000		$100	622,470	$6	—	$—	—	$—	$458,697	$194,355	$(19,976)	$950	$634,132
Net income	—		—	—	—	—	—	—	—	—	14,404	—	68	14,472
Issuance of Class L shares, net of forfeitures	—		—	15,828	—	—	—	—	—	—	—	—	—	—
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—		—	—	—	—	—	—	—	(19,692)	—	—	—	(19,692)
Reclassification of certain class L shares	—		—	—	—	—	—	—	—	(298)	—	—	—	(298)
Stock-based compensation	—		—	—	—	—	—	—	—	1,025	—	—	—	1,025
Foreign currency translation adjustment	—		—	—	—	—	—	—	—	—	—	6,156	24	6,180
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—		—	—	—	—	—	—	—	—	—	(313)	—	(313)
Balance at September 25, 2020	10,000,000	—	$100	638,298	$6	—	$—	—	$—	$439,732	$208,759	$(14,133)	$1,042	$635,506

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 26, 2021	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
Net income	—	—	—	—	—	60,855	—	75	60,930
Employee stock purchase plan issuances	—	—	59,563	—	1,291	—	—	—	1,291
Stock-based compensation, net of forfeitures	—	—	54,826	1	11,027	—	—	—	11,028
Foreign currency translation adjustment	—	—	—	—	—	—	(3,503)	(64)	(3,567)
Balance at September 24, 2021	—	$—	189,702,550	$1,897	$604,488	$64,406	$(15,368)	$1,130	$656,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six-Month Period Ended
	September 24, 2021	September 25, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,930	$14,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,511	24,026
Amortization of deferred financing costs	25	—
Deferred income taxes	(2,246)	1,307
Stock-based compensation	11,027	1,025
(Gain) loss on disposal of assets	(330)	293
Loss on contingent consideration change in fair value	600	—
Provisions for inventory and credit losses/bad debt	2,869	209
Unrealized gains on marketable securities	(978)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(2,299)	6,196
Accounts receivable - other	181	(1,292)
Inventories	4,415	(8,772)
Prepaid expenses and other assets	(6,761)	(16,725)
Trade accounts payable	(6,188)	2,793
Due to/from related parties	1,312	10,731
Accrued expenses and other current and long-term liabilities	(17,192)	(5,623)
Net cash provided by operating activities	69,876	28,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,821)	(18,091)
Acquisition of business, net of cash acquired	(12,549)	(8,500)
Proceeds from sales of property, plant and equipment	27,407	282
Investments in marketable securities	(4,334)	—
Contribution of cash balances due to divestiture of subsidiary	—	(16,335)
Net cash used in investing activities	(23,297)	(42,644)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under employee stock purchase plan	1,291	—
Net cash provided by financing activities	1,291	—
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	3,939	2,480
Net increase in Cash and cash equivalents and Restricted cash	51,809	(11,524)
Cash and cash equivalents and Restricted cash at beginning of period	203,875	219,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$255,684	$208,352
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$197,214	$214,491
Restricted cash at beginning of period	6,661	5,385
Cash and cash equivalents and Restricted cash at beginning of period	$203,875	$219,876
Cash and cash equivalents at end of period	248,579	201,998
Restricted cash at end of period	7,105	6,354
Cash and cash equivalents and Restricted cash at end of period	$255,684	$208,352
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$269	$107
Cash paid for income taxes	7,993	6,385
Noncash transactions:
Changes in Trade accounts payable related to Property, plant and equipment, net	$(3,183)	$(4,000)
Loans to cover purchase of common stock under employee stock plan	—	171
Recognition of right of use assets and lease liability upon adoption of new accounting standard	356	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
1. Nature of the Business and Basis of Presentation
Allegro MicroSystems, Inc., together with its consolidated subsidiaries (“AMI” or the “Company”), is a global leader in designing, developing and manufacturing sensing and power solutions for motion control and energy-efficient systems in automotive and industrial markets. The Company is headquartered in Manchester, New Hampshire, and has a global footprint with 16 locations across four continents.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2021 (the “2021 Annual Report”). In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company's financial position, results of operations and cash. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
On November 2, 2020, the Company completed its initial public offering (“IPO”). Refer to Note 1, “Nature of Business and Basis of Presentation” to the Company’s 2021 Annual Report for details.
Financial Periods
The Company’s second quarter three-month period is a 13-week period ending on the Friday closest to the last day in September. The Company’s second quarter of fiscal 2022 ended September 24, 2021, and the Company’s second quarter of fiscal 2021 ended September 25, 2020.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions that management believes to be of a high credit quality. To manage credit risk related to accounts receivables, the Company evaluates the creditworthiness of its customers and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any significant credit losses to date.
As of September 24, 2021 and March 26, 2021, Sanken Electric Co., Ltd. (“Sanken”) accounted for 24.3% and 22.7% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net during those periods.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
For the three- and six-month periods ended September 24, 2021, Sanken accounted for 19.2% and 19.0% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- and six-month periods ended September 24, 2021. For the three- and six-month periods ended September 25, 2020, Sanken accounted for 16.5% and 18.3% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- and six-month periods ended September 25, 2020.
During the three-month period September 24, 2021, sales from customers located outside of the United States accounted for, in the aggregate, 85.6% of the Company’s total net sales, with Greater China accounting for 26.2%, Japan accounting for 19.2% and South Korea accounting for 10.2%. During the six-month period September 24, 2021, sales from customers located outside of the United States accounted for, in the aggregate, 85.7% of the Company’s total net sales, with Greater China accounting for 24.5%, Japan accounting for 19.0% and South Korea accounting for 10.9%. No other countries accounted for greater than 10% of total net sales for the three- and six-month periods ended September 24, 2021.
During the three-month period September 25, 2020, sales from customers located outside of the United States, in the aggregate, accounted for 84.7% of the Company’s total net sales, with Greater China accounting for 27.8% and Japan accounting for 16.4%. During the six-month period September 25, 2020, sales from customers located outside of the United States, in the aggregate, accounted for 86.5% of the Company’s total net sales, with Greater China accounting for 27.8%, Japan accounting for 18.3% and South Korea accounting for 10.4%. No other countries accounted for greater than 10% of total net sales for the three- and six-month periods ended September 25, 2020.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued its new lease accounting guidance in Accounting Standards Update (“ASU”) 2016‑02, “Leases (Topic 842)” (“ASU 2016-02”), which is codified as Accounting Standard Codification (“ASC”) Topic 842 (“ASC 842”) and replaces ASC Topic 840, Leases (“ASC 840”). ASU 2016-02 and all subsequent amendments amend various aspects of existing guidance for leases and require significant additional quantitative and qualitative disclosures about lease arrangements. ASU 2016-02 requires lessees to recognize lease assets representing the right to use an underlying asset and lease liabilities representing the obligation to make lease payments over the lease term, measured on a discounted basis, for substantially all leases. ASU 2016-02 retains a distinction between finance leases and operating leases using classification criteria that are substantially similar to the previous lease guidance. Although the Company has elected to opt-in to the extended transition dates for new or revised accounting standards to align with nonpublic companies, the Company elected to early adopt ASU 2016-02 effective March 27, 2021. The Company used the optional transition method to the modified retrospective approach, which eliminates the requirement to restate the prior period financial statements. Under this transition provision, the Company has applied ASU 2016-02 to reporting periods beginning on March 27, 2021, while prior periods continue to be reported and disclosed in accordance with the legacy guidance under ASC 840.
A number of practical expedients and policy elections are available under the new guidance to reduce the burden of adoption and ongoing compliance with ASC 842. The Company elected the “package of practical expedients”, which permitted the Company to retain lease classification and initial direct costs for any identified leases that existed prior to adoption of ASC 842. Under this transition guidance, the Company also did not reassess whether any existing contracts at March 27, 2021 are, or contain, leases and carried forward its initial determination under legacy lease guidance. The Company has elected not to adopt the “hindsight” practical expedient and, therefore, will measure the right-of-use (“ROU”) asset and lease liability using the remaining portion of the lease term at adoption on March 27, 2021.
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
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which adds an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. The Company adopted ASU 2016-13 effective March 27, 2021 and concluded that the standard update did not have a material impact on either the financial position, results of operations, cash flows, or related disclosures. There was no impact on beginning balance retained earnings upon adoption of this ASU.
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
The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. For the three- and six-month periods ended September 24, 2021, no material changes in the allowance occurred.
Recently Issued Accounting Standards Not Yet Adopted
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). ASU 2021-04 outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company is currently in the process of evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures.
3. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”) and application-specific analog power semiconductors. The following tables summarize net sales disaggregated by application, by product and by geography for the three- and six-month periods ended September 24, 2021 and September 25, 2020. The categorization of net

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location the products are being shipped to.
Net sales by application:

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Automotive	$126,031	$89,479	$259,554	$165,857
Industrial	36,321	21,650	66,630	42,056
Other	31,258	25,520	55,568	43,737
Total net sales	$193,610	$136,649	$381,752	$251,650
Net sales by product:

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Power integrated circuits	$65,523	$50,271	$132,195	$91,870
Magnetic sensors	127,621	86,097	248,263	159,499
Photonics	466	281	1,294	281
Total net sales	$193,610	$136,649	$381,752	$251,650
Net sales by geography:

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Americas:
United States	$27,785	$20,962	$54,626	$33,958
Other Americas	5,427	3,249	11,776	5,177
EMEA:
Europe	32,466	24,374	67,217	42,220
Asia:
Japan	37,165	22,511	72,618	46,131
Greater China	50,683	37,935	93,462	70,006
South Korea	19,746	12,515	41,679	26,127
Other Asia	20,338	15,103	40,374	28,031
Total net sales	$193,610	$136,649	$381,752	$251,650
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. At September 24, 2021 and March 26, 2021, these adjustments were $17,583 and $15,412, respectively, and were netted against trade accounts receivable in the unaudited consolidated balance sheets. These amounts represent charges of $2,171 and $1,864, respectively, for the six-month periods ended September 24, 2021 and September 25, 2020, respectively.
Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected to not disclose the amount of unsatisfied performance obligations, as these contracts have original expected durations of less than one year.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of September 24, 2021 and March 26, 2021 measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at September 24, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,341	$—	$—	$16,341
Restricted cash:
Money market fund deposits	7,105	—	—	7,105
Other assets, net (long-term):
Investments in marketable securities	$5,287	$—	$—	$5,287
Total assets	$28,733	$—	$—	$28,733
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$5,400	$5,400
Total liabilities	$—	$—	$5,400	$5,400

	Fair Value Measurement at March 26, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,327	$—	$—	$16,327
Restricted cash:
Money market fund deposits	6,661	—	—	6,661
Total assets	$22,988	$—	$—	$22,988
Liabilities:
Other long-term liabilities:
Contingent consideration	—	—	4,800	4,800
Total liabilities	$—	$—	$4,800	$4,800
The following table represents the unrealized gains and losses on investments in marketable securities held with a readily determinable fair value for the six-month period ended September 24, 2021:

Net gains and losses recognized during the period on equity securities	$978
Less: Net gains and losses recognized during the period on equity securities sold during the period	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$978
In addition to the unrealized gains in the table above, the change in fair value of the equity securities was impacted by unrealized foreign currency exchange losses of $25 for the six-month period ended September 24, 2021
The following table shows the change in fair value of Level 3 contingent consideration in connection with the fiscal year 2021 purchase of Voxtel, Inc. (“Voxtel”), a privately-held technology company located in Beaverton, Oregon that

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
develops, manufactures and supplies photonic and advanced 3D imaging technologies (the “Voxtel Acquisition”), for the six-month period ended September 24, 2021:

Level 3 Contingent Consideration
Balance at March 26, 2021	$4,800
Change in fair value of contingent consideration	600
Balance at September 24, 2021	$5,400
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust fund, loans, bonds, stock and other investments which are the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans.”
During the six-month periods ended September 24, 2021 and September 25, 2020, there were no transfers among Level 1, Level 2 and Level 3 asset or liabilities.
5. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	September 24, 2021	March 26, 2021
Trade accounts receivable	$115,274	$108,546
Less:
Provision for expected credit losses and allowance for doubtful accounts	(176)	(138)
Returns and sales allowances	(17,407)	(15,274)
Related party trade accounts receivable	(23,720)	(23,634)
Total	$73,971	$69,500
Changes in the Company’s allowance for doubtful accounts and returns and sales allowances were as follows:

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 26, 2021	$138	$15,274	$15,412
Charged to costs and expenses or revenue	38	82,365	82,403
Write-offs, net of recoveries	—	(80,232)	(80,232)
Balance at September 24, 2021	$176	$17,407	$17,583

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 27, 2020	$288	$17,185	$17,473
Charged to costs and expenses or revenue	50	64,316	64,366
Write-offs, net of recoveries	—	(62,502)	(62,502)
Balance at September 25, 2020	$338	$18,999	$19,337

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
6. Inventories
Inventories include material, labor and overhead and consisted of the following:

	September 24, 2021	March 26, 2021
Raw materials and supplies	$10,265	$9,629
Work in process	43,964	50,095
Finished goods	23,813	27,774
Total	$78,042	$87,498
The Company recorded inventory provisions totaling $1,852 and $5,041 for the three- and six-month periods ended September 24, 2021, respectively, and $490 and $2,073 for the three- and six-month periods ended September 25, 2020, respectively.
The Company discontinued a product line manufactured by Voxtel and subsequently recognized impairment charges, which represented much of the increase in inventory provisions, for the related inventory of $271 and $3,106 for the three- and six-month periods ended September 24, 2021, respectively.
7. Assets Held for Sale
As of March 26, 2021, the Company had entered into a definitive agreement to sell its Thailand-based facility (the “AMTC Facility”) as it had already transferred production to the Manila, Philippines facility, which was reclassified from Property, plant and equipment, net to Assets held for sale in fiscal year 2021. The sale of the AMTC Facility was completed on August 3, 2021 following receipt of government approvals in Thailand and the fulfillment of customary closing conditions. The Company received cash of $27,405, which with related selling costs, resulted in a gain on the final disposition of $370.
8. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	September 24, 2021	March 26, 2021
Land	$16,227	$16,602
Buildings, building improvements and leasehold improvements	56,992	56,911
Machinery and equipment	520,133	491,025
Office equipment	6,268	6,281
Construction in progress	16,947	29,201
Total	616,567	600,020
Less accumulated depreciation	(418,498)	(407,627)
Total	$198,069	$192,393
Total depreciation expense amounted to $11,222 and $22,342 for the three- and six-month periods ended September 24, 2021, respectively, and $11,797 and $22,606 for the three- and six-month periods ended September 25, 2020, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, as of September 24, 2021 and March 26, 2021 are as follows:

	September 24, 2021	March 26, 2021
United States	$35,433	$36,529
Philippines	155,564	148,374
Thailand	—	1,698
Other	7,407	7,190
Total	$198,404	$193,791
Amortization of prepaid tooling costs amounted to $33 and $66 for the three- and six-month periods ended September 24, 2021, respectively, and $19 and $36 for the three- and six-month periods ended September 25, 2020, respectively.
9. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 26, 2021	$20,106
Currency translation	(13)
Balance at September 24, 2021	$20,093
Intangible assets, net is as follows:

	September 24, 2021
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$34,616	$13,799	$20,817	10 years
Customer relationships	6,951	6,668	283	9 years
Process technology	13,100	1,197	11,903	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	44	156	5 years
Legacy trademarks	629	57	572
Other	32	32	—
Total	$59,578	$23,447	$36,131

	March 26, 2021
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$32,751	$12,307	$20,444	10 years
Customer relationships	6,193	5,865	328	9 years
Process technology	13,100	651	12,449	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	24	176	5 years
Legacy trademarks	627	58	569
Other	32	32	—
Total	$56,953	$20,587	$36,366
Intangible assets amortization expense was $1,084 and $2,103 for the three- and six-month periods ended September 24, 2021, respectively, and $671 and $1,384 for the three- and six-month periods ended September 25, 2020,

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
respectively. The majority of the Company’s intangible assets are related to patents as noted above. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When the Company capitalizes patent defense costs, it amortizes these costs over the remaining estimated useful life of the patent, which is generally 10 years. There were no significant costs capitalized during either of the first six months of fiscal years 2022 or 2021.
As of September 24, 2021, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

Remainder of 2022	$2,326
2023	3,360
2024	3,241
2025	3,039
2026	2,823
Thereafter	21,342
Total	$36,131
10. Other Assets, net
The composition of other assets, net is as follows:

	September 24, 2021	March 26, 2021
VAT receivables long-term, net	$8,958	$8,177
Income taxes receivable long-term	11,462	—
Investments in marketable securities (1)	5,287	—
Deposits	8,567	3,573
Prepaid contracts long-term	1,662	1,295
Deferred financing costs	99	149
Other	2,652	1,419
Total	$38,687	$14,613
(1)    Represents equity investments in an entity whose equity securities have a readily determinable fair value. These strategic investments represent less than a 20% ownership interest in the entity, and the Company does not maintain power over or control of the entity. These investments are measured at fair value with unrealized gains and losses related to changes in the entity’s stock price and the impact of changes in foreign exchange rates each included in the consolidated statements of operations.
11. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	September 24, 2021	March 26, 2021
Accrued management incentives	$16,167	$21,538
Accrued salaries and wages	16,838	15,060
Base acquisition purchase price due	2,000	14,588
Deposits on AMTC Facility	—	14,531
Accrued vacation	6,056	5,739
Accrued severance	497	572
Accrued professional fees	3,472	2,029
Accrued income taxes	1,487	514
Accrued utilities	622	623
Other current liabilities	4,910	3,738
Total	$52,049	$78,932

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
Operating lease cost is recognized on a straight-line basis over the lease term. Information regarding the Company’s leases are as follows:

	Three-Month Period Ended	Six-Month Period Ended
	September 24, 2021	September 24, 2021
Lease costs:
Operating lease expense	$1,154	$2,302
Short term lease expense	87	141
Other information:
Operating cash flows from operating leases	$1,244	$2,474
Weighted-average remaining lease term – operating leases	5.71 years	5.71 years
Weighted-average discount rate – operating leases	4.6%	4.6%
Rent expense incurred under operating lease agreements was $1,537 and $2,772 for the three- and six-month periods ended September 24, 2021, respectively, and $1,122 and $2,305 for the three- and six-month periods ended September 25, 2020.
As of September 24, 2021, expirations of lease obligations by fiscal year were as follows:

Remainder of 2022	$2,137
2023	3,922
2024	3,526
2025	3,095
2026	2,623
Thereafter	4,463
Total undiscounted lease payments	$19,766
Less: present value adjustment	(2,450)
Total operating lease liabilities	$17,316

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
13. Debt and Other Borrowings
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in 2027 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Revolving Credit Facility is secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the Term Loan Facility is calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. The Company’s outstanding borrowings bore an interest rate of 4.25% at September 24, 2021. As of both September 24, 2021 and March 26, 2021, the Company had $25,000 outstanding under the Term Loan Facility and had not borrowed on the Revolving Credit Facility.
Included in the Term Loan Facility were deferred financing costs of $9,374, which the Company has deducted from the carrying amount presented on its unaudited consolidated balance sheet and amortized into interest expense or recognized as loss on debt extinguishment. Included in the Revolving Credit Facility were deferred financing costs of $300, which the Company classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on its unaudited consolidated balance sheet and is amortizing those costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $199 at September 24, 2021.
On November 26, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,796 at September 24, 2021) at the bank’s prevailing interest rate. While this line of credit initially expired on August 21, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on August 21, 2022. There were no borrowings outstanding under this line of credit as of September 24, 2021 and March 26, 2021.
On November 20, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $2,246 at September 24, 2021) at the bank’s prevailing interest rate. While this line of credit initially expired on June 30, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on June 30, 2022. There were no borrowings outstanding under this line of credit as of September 24, 2021 and March 26, 2021.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
14. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	September 24, 2021	March 26, 2021
Accrued management incentives	$614	$628
Accrued retirement	10,669	10,656
Accrued contingent consideration	5,400	4,800
Provision for uncertain tax positions (net)	2,806	2,774
Other	—	275
Total	$19,489	$19,133
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
Effect on the unaudited statements of operations
Expense related to the non-United States (“U.S.”). defined benefit plan was as follows:

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Service cost	$371	$277	$754	$547
Interest cost	161	156	327	308
Expected return on plan assets	(76)	(74)	(155)	(152)
Amortization of prior service cost	—	2	—	4
Actuarial loss	52	45	105	79
Net periodic pension expense	$508	$406	$1,031	$786

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets as of September 24, 2021 and March 26, 2021, using the same three-level hierarchy of fair value inputs described in the significant accounting policies included in the Company’s 2021 Annual Report.

	Fair Value at September 24, 2021	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,726	$1,726	$—	$—
Unit investment trust fund	1,053	—	1,053	—
Loans	620	—	—	620
Bonds	867	—	867	—
Stocks and other investments	2,438	1,340	2	1,096
Total	$6,704	$3,066	$1,922	$1,716

	Fair Value at March 26, 2021	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,646	$1,646	$—	$—
Unit investment trust fund	1,221	—	1,221	—
Loans	584	—	—	584
Bonds	1,112	—	1,112	—
Stocks and other investments	3,081	1,947	1	1,133
Total	$7,644	$3,593	$2,334	$1,717
The following table shows the change in fair value of Level 3 plan assets for the six-month period ended September 24, 2021:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 26, 2021	$584	$1,133
Additions during the year	273	—
Redemptions during the year	(214)	—
Revaluation of equity securities	(1)	—
Change in foreign currency exchange rates	(22)	(37)
Balance at September 24, 2021	$620	$1,096
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
During the three- and six-month periods ended September 24, 2021, the Company contributed approximately $343 and $696 to its non-U.S. pension plan, respectively. During the three- and six-month periods ended September 25, 2020, the Company contributed approximately $247 and $487 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $943 to its non-U.S. pension plan in fiscal year 2022.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Other Defined Benefit Plans
In December 1993, the Company commenced with a rollover pension promise agreement (“Pension Promise”) to offer a then European employee an insured annuity upon their retirement at age 65. The employee was the only eligible participant of the Pension Promise. The impact associated with the expense and related other income with the Pension Promise was insignificant in fiscal years 2021 and 2020, respectively. The total values of the Pension Promise in the amounts of 797 and 928 British Pounds Sterling at September 24, 2021 and March 26, 2021, respectively (approximately $1,087 and $1,272 at September 24, 2021 and March 26, 2021, respectively), were classified with other in other assets, net and accrued retirement in other long-term liabilities in the Company’s unaudited consolidated balance sheets.
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
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled approximately $1,089 and $2,345 for the three- and six-month periods ended September 24, 2021, respectively, and approximately $1,040 and $2,069 for the three- and six-month periods ended September 25, 2020, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $211 and $429 for the three- and six-month periods ended September 24, 2021, respectively, and approximately $206 and $385 for the three- and six-month periods ended September 25, 2020, respectively.
16. Commitments and Contingencies
Insurance
The Company, through its subsidiaries, utilizes self-insured employee health programs for employees in the United States. The Company records estimated liabilities for its self-insured health programs based on information provided by the third-party plan administrators, historical claims experience and expected costs of claims incurred but not reported. The Company monitors its estimated liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s unaudited consolidated financial position and results of operations. The accrued liability related to self-insurance was $660 and $1,518 as of September 24, 2021 and March 26, 2021, respectively, and was included in accrued expenses and other current liabilities in the Company’s unaudited consolidated balance sheets.
Legal proceedings
The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. The Company does not believe there are any such matters that could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, and the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable, the Company will disclose the nature of the contingency, and if estimable, will provide the likely amount of such loss or range of loss.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at September 24, 2021 or March 26, 2021.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the unaudited consolidated statements of operations during the period such determination was made. No environmental accruals were established at September 24, 2021 or March 26, 2021.
17. Net Income per Share
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
Prior to the Company’s IPO, shares of Class A common stock were entitled to a priority dividend of 8%. After Class A shareholders received an annualized return on capital of 8%, distributions of the remaining value were split between Class A and Class L shareholders based on the achievement of certain return targets. In determining income to the Class A stockholders for computing basic and diluted earnings per share for the three- and six-month periods ended September 25, 2020, the Company did not allocate income to the shares of Class L common stock in accordance with ASC 260, because such classes of shares would not have shared in the distribution had all of the income for the periods been distributed. Accordingly, earnings per share calculations were provided only for the Class A shares with a weighted average of 10,000,000 shares for the three- and six-month periods ended September 25, 2020.
The following table sets forth the basic and diluted net income attributable to Allegro MicroSystems, Inc. per share. The number of shares of common stock reflected in the calculation is the total shares of common stock (vested and unvested) held on the IPO date, after the Common Stock Conversion.

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Net income attributable to Allegro MicroSystems, Inc.	$33,186	$9,584	$60,855	$14,404
Net income attributable to common stockholders	33,223	9,618	60,930	14,472
Basic weighted average shares of common stock	189,673,788	10,000,000	189,629,535	10,000,000
Dilutive effect of common stock equivalents	2,002,634	—	1,786,715	—
Diluted weighted average shares of common stock	191,676,422	10,000,000	191,416,250	10,000,000
Basic net income attributable to Allegro MicroSystems, Inc. per share	$0.17	$0.96	$0.32	$1.44
Basic net income attributable to common stockholders per share	$0.18	$0.96	$0.32	$1.45
Diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.17	$0.96	$0.32	$1.44
Diluted net income attributable to common stockholders per share	$0.17	$0.96	$0.32	$1.45

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The computed net income per share for the three- and six-month periods ended September 24, 2021 and September 25, 2020 does not assume conversion of securities that would have an antidilutive effect on income per share. There were 1,567 and 6,012 contingently issuable shares under the employee stock purchase plan excluded for the three- and six-month periods ended September 24, 2021 as such securities would have an antidilutive effect on income per share. There were no such convertible securities to consider for the three- and six-month periods ended September 25, 2020.
The following table represents issuable weighted average share information for the respective periods:

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Restricted stock units	1,026,069	—	922,968	—
Performance stock units	976,565	—	863,747	—
Total	2,002,634	—	1,786,715	—
18. Common Stock and Stock-Based Compensation
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees over the related requisite service period, including stock options, performance share units (“PSUs”), restricted share units (“RSUs”) and restricted shares (all part of our equity incentive plan).
During the six-month period ended September 24, 2021, the Company granted 960,031 RSUs to employees with an estimated grant date fair value of $24.96. Stock-based compensation expense related to non-vested awards not yet recorded at September 24, 2021 was $29,231, which is expected to be recognized over a weighted-average of 1.57 years. During the six-month period ended September 24, 2021, 64,583 shares vested.
PSUs are included at 100% - 200% of target goals. The intrinsic value of the PSU’s that were unvested during the six-month period ended September 24, 2021 was $38,211. The total compensation cost related to unvested awards not yet recorded at September 24, 2021 was $16,865, which is expected to be recognized over a weighted average of 2.03 years. No shares vested during the six-month period ended September 24, 2021.
During the six-month period ended September 24, 2021, 59,201 shares of the Company’s restricted common stock vested. In addition, 9,757 shares were forfeited, which reduced common stock outstanding during the same period. The Company had 337,369 unvested shares of restricted common stock at September 24, 2021 with a weighted average grant date fair value of $14.00 and remaining vesting period of 1.33 years.
The Company recorded stock-based compensation expense in the following expense categories of its unaudited consolidated statements of operations:

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Cost of sales	$722	$53	$1,250	$150
Research and development	1,043	32	1,795	53
Selling, general and administrative	4,431	495	7,982	822
Total stock-based compensation	$6,196	$580	$11,027	$1,025

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
19. Income Taxes
The Company recorded the following tax (benefit) provision in its unaudited consolidated statements of operations:

	Three-Month Period Ended		Six-Month Period Ended
	September 24, 2021	September 25, 2020	September 24, 2021	September 25, 2020
Operating taxes	$6,150	$1,589	$11,268	$2,405
Discrete tax items	(7)	493	(862)	205
Provision for income taxes	$6,143	$2,082	$10,406	$2,610
Annual operating tax rate	15.6%	13.6%	15.8%	14.1%
Effective tax rate	15.6%	17.8%	14.6%	15.3%
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
The Company regularly assesses the likelihood of outcomes that could result from the examination of its tax returns by the IRS and other tax authorities to determine the adequacy of its income tax reserves and expense. Should actual events or results differ from the Company’s then-current expectations, charges or credits to the Company’s provision for income taxes may become necessary. Any such adjustments could have a significant effect on the results of operations.
Income tax expense and the effective income tax rate were $6,143, or 15.6%, and $10,406, or 14.6%, for the three- and six-month periods ended September 24, 2021, respectively, and $2,082, or 17.8%, and $2,610, or 15.3%, for the three- and six-month periods ended September 25, 2020, respectively. The fluctuation in our effective income tax rate relates primarily to differences in our US taxable income, estimated FDII benefits, GILTI income, research credits, non-deductible stock-based compensation charges, and discrete tax items.
20. Related Party Transactions
Transactions involving Sanken
The Company sells products and services to, and purchases in-process products from, Sanken. In addition, prior to March 28, 2020, the Company also sold products for Sanken.
Net sales of the Company’s products and services to Sanken totaled $37,165 and $72,618 during the three- and six-month periods ended September 24, 2021, respectively, and $22,511 and $46,131 during the three- and six-month periods ended September 25, 2020, respectively. Trade accounts receivables, net of allowances from Sanken, totaled $23,720 and $21,595 as of September 24, 2021 and March 26, 2021, respectively. Other accounts receivable from Sanken totaled $133 and $198 as of September 24, 2021 and March 26, 2021, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Transactions involving PSL
In May 2009, the Company entered into a technology development agreement (the “IC Technology Development Agreement”) with Polar Semiconductor, Inc. (“PSI”) (subsequently changed to Polar Semiconductor, LLC (“PSL”)), and Sanken, pursuant to which the parties agreed upon the general terms under which they may, from time to time, undertake certain activities (the “IC Process Development Activities”) to develop new technologies to be used by PSI to manufacture products for the Company and Sanken, as well as the ownership and use of such technologies following their development. The IC Technology Development Agreement provides that the expenses for all IC Process Development Activities will be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties may agree from time to time), with such expenses being paid to PSL by Sanken in the form of an up-front annual fee, with PSL being responsible for any expenses that exceed the amount of such fee. The IC Technology Development Agreement will continue in effect until such time as the Company, PSL and Sanken mutually agree to its termination or adopt a successor agreement, or in the event that the companies fail to agree upon the annual fee for that fiscal year within three months after the commencement of such fiscal year. During both of the three- and six-month periods ended September 24, 2021 and September 25, 2020, the Company (through PSL) received no fees from Sanken pursuant to the IC Technology Development Agreement, and, during the same periods, the Company paid no fees to PSL pursuant to the IC Technology Development Agreement. There are also no expected payments to be made during the remainder of fiscal year 2022.
In April 2015, PSL and Sanken entered into a discrete technology development agreement (as amended, the “Discrete Technology Development Agreement”), pursuant to which the parties agreed upon the general terms under which they, from time to time, would undertake certain activities (the “Discrete Development Activities”) to develop new technologies to be used by PSL to manufacture products for Sanken, as well as the ownership and use of such technologies following their development. In June 2018, the Company, PSL and Sanken entered into an amendment to the Discrete Technology Development Agreement pursuant to which the parties agreed to the assignment of all rights and obligations of PSL under such agreement to the Company and to certain amendments to the terms of such agreement. The Discrete Technology Development Agreement provided that the expenses for all Discrete Development Activities were to be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties agreed to from time to time). As of March 26, 2021, the Company had accrued $614 included in amounts due to a related party under the Discrete Technology Development Agreement, which was paid in the first quarter of fiscal year 2022. The Discrete Technology Development Agreement terminated on March 31, 2021 in accordance with its terms.
On March 28, 2020, the Company entered into an agreement to divest a majority of its ownership interest in PSL to Sanken, in order to better align with its fabless, asset-lite scalable manufacturing strategy (the “PSL Divestiture”). In addition, this also resulted in PSL taking over the Sanken distribution business at the same time.
The Company continues to purchase in-process products from PSL.
Purchases of various products from PSL totaled $13,129 and $26,509 for the three- and six-month periods ended September 24, 2021, respectively, and $9,967 and $21,890 for the three- and six-month periods ended September 25, 2020, respectively. For the three- and six-month periods ended September 25, 2020, these amounts include $1,700 and $3,500, respectively, of price support payments. The price support payments were for fiscal year 2021 only and no such payments are expected to be made in fiscal 2022. Accounts payable to PSL included in amounts due to a related party totaled $3,688 and $1,739 as of September 24, 2021 and March 26, 2021, respectively.
Transactions involving Sanken Electric Europe Ltd. (“SEEL”)
During fiscal year ended March 26, 2021 (and following the PSL Divestiture), Sanken, through PSL formed SEEL in order to cover its distribution business in Europe. The Company, in connection with the transition services agreement with Sanken and PSL, paid certain costs on behalf of them, and as such, had no related party accounts receivable from SEEL as of September 24, 2021. The Company had related party accounts receivable from SEEL of $1,272 as of March 26, 2021.
Sublease Agreement
In 2014, the Company, through one of its subsidiaries, entered into a sublease agreement with Sanken pursuant to which the subsidiary subleases from Sanken certain office building space in Japan. The sublease automatically renews on an annual basis unless either party provides notice to the other party and can otherwise be terminated by either party upon providing six months’ prior notice. The Company made aggregate payments of approximately $56 and $112 to Sanken under the sublease agreement during the three- and six-month periods ended September 24, 2021, respectively, and $58 and $115 during the three- and six-month periods ended September 25, 2020, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Consulting Agreement
In September 2018 and prior to Reza Kazerounian becoming a member of the Company’s board of directors, the Company entered into a board executive advisor agreement (the “Consulting Agreement”) with Mr. Kazerounian, pursuant to which the Company engaged Mr. Kazerounian to serve as executive advisor to the board of directors and the office of Chief Executive Officer. The Consulting Agreement provides for a fee payable to Mr. Kazerounian on a monthly basis in exchange for his services (which fee was reduced from $30 per month to $19 per month in connection with Mr. Kazerounian’s appointment to the board of directors in June 2018), as well as a grant of 12,000 shares of the Company’s Class L common stock and a signing bonus of $54 in connection with the execution of the Consulting Agreement. The Consulting Agreement provides that if Mr. Kazerounian’s employment is terminated by the board of directors, he will be entitled to a severance payment in the amount of $180 as well as a six-month vesting acceleration of his shares of Class L common stock. The board of directors and Mr. Kazerounian each have the right to terminate the Consulting Agreement at any time. During the three- and six-month periods ended September 24, 2021, the Company paid aggregate fees of $66 and $122, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement. During the three- and six-month periods ended September 25, 2020, the Company paid aggregate fees of $90 and $180, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement.

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
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and six-month periods ended September 24, 2021 and September 25, 2020 relate to the 13-week periods ended September 24, 2021 and September 25, 2020, respectively. All references to “2021,” “fiscal year 2021” or similar references relate to the 52-week period ended March 26, 2021.
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
We are headquartered in Manchester, New Hampshire and have a global footprint with 16 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During the three- and six-month periods ended September 24, 2021, we generated $193.6 million and $381.8 million in total net sales, respectively, with $33.2 million and $60.9 million in net income and $59.0 million and $112.7 million in Adjusted EBITDA in such fiscal periods, respectively. During the three- and six-month periods ended September 25, 2020, we generated $136.6 million and $251.7 million in total net sales, respectively, with $9.6 million and $14.5 million in net income and $32.7 million and $59.0 million in Adjusted EBITDA in such fiscal periods, respectively.
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
In February 2020, we announced that we would consolidate our assembly and test facilities into a single site, located at our manufacturing facility in the Philippines (the “AMPI Facility”). As such, we completed the transition and closed our manufacturing facility in Thailand (the “AMTC Facility”) in March 2021 and closed on the sale of the AMTC Facility in August 2021. As a result, we expect to realize a significant reduction in cost of goods sold in subsequent periods.
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
Our total net sales are derived from product sales to direct customers and distributors. We sell products globally through our direct sales force, third-party and related party distributors and independent sales representatives. Sales are derived from products for different applications. Shutdowns of third-party factories, in connection with COVID-19 or other factors beyond our control, are expected to affect our product sales in the next fiscal quarter. Our core applications are focused on the automotive, industrial and other industries.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration represents the loss recorded in the three months ended September 24, 2021 resulting from the adjustment in contingent consideration related to the Voxtel Acquisition.
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
Results of Operations
Three-Month Period Ended September 24, 2021 Compared to Three-Month Period Ended September 25, 2020
The following table summarizes our results of operations for the three-month periods ended September 24, 2021 and September 25, 2020.

	Three-Month Period Ended		Change
	September 24, 2021	September 25, 2020	$	%
	(Dollars in thousands)
Total net sales (1)	$193,610	$136,649	$56,961	41.7%
Cost of goods sold	91,078	74,879	16,199	21.6%
Gross profit	102,532	61,770	40,762	66.0%
Operating expenses:
Research and development	29,590	25,130	4,460	17.7%
Selling, general and administrative	34,088	24,238	9,850	40.6%
Change in fair value of contingent consideration	300	—	300	100.0%
Total operating expenses	63,978	49,368	14,610	29.6%
Operating income	38,554	12,402	26,152	210.9%
Other (expense) income, net:
Interest (expense) income, net	(1,150)	350	(1,500)	(428.6)%
Foreign currency transaction gain (loss)	202	(1,318)	1,520	(115.3)%
Income in earnings of equity investment	226	246	(20)	(8.1)%
Other, net	1,534	20	1,514	7,570.0%
Total other income (expense), net	812	(702)	1,514	(215.7)%
Income before provision for income taxes	39,366	11,700	27,666	236.5%
Income tax provision	6,143	2,082	4,061	195.1%
Net income	33,223	9,618	23,605	245.4%
Net income attributable to non-controlling interests	37	34	3	8.8%
Net income attributable to Allegro MicroSystems, Inc.	$33,186	$9,584	$23,602	246.3%
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Three-Month Period Ended
	September 24, 2021	September 25, 2020
Total net sales	100.0%	100.0%
Cost of goods sold	47.0%	54.8%
Gross profit	53.0%	45.2%
Operating expenses:
Research and development	15.3%	18.4%
Selling, general and administrative	17.6%	17.7%
Change in fair value of contingent consideration	0.2%	—%
Total operating expenses	33.1%	36.1%
Income from operations	19.9%	9.1%
Other (expense) income, net:
Interest (expense) income, net	(0.6)%	0.3%
Foreign currency transaction gain (loss)	0.1%	(1.0)%
Income in earnings of equity investment	0.1%	0.1%
Other, net	0.8%	—%
Total other income (expense), net	0.4%	(0.6)%
Income before provision for income taxes	20.3%	8.5%
Income tax provision	3.2%	1.5%
Net income	17.1%	7.0%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	17.1%	7.0%
Total net sales
Total net sales increased by $57.0 million, or 41.7%, to $193.6 million in the three-month period ended September 24, 2021 from $136.6 million in the three-month period ended September 25, 2020. This increase was primarily due to the continued economic recovery and increase in demand across most major solutions. Much of the favorable growth in total net sales was attributable to higher demand for our advanced driver assistance systems and xEV applications. Additionally, industrial automation, motors, green energy and gaming applications contributed to the increase in total net sales.
Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	September 24, 2021	September 25, 2020	Amount	%
	(Dollars in thousands)
Automotive	$126,031	$89,479	$36,552	40.8%
Industrial	36,321	21,650	14,671	67.8%
Other	31,258	25,520	5,738	22.5%
Total net sales	$193,610	$136,649	$56,961	41.7%
The increase in net sales by market was driven by increases in automotive of $36.6 million, or 40.8%, industrial of $14.7 million, or 67.8%, and other of $5.7 million, or 22.5%.

Automotive net sales increased in the three-month period ended September 24, 2021 compared to the three-month period ended September 25, 2020 primarily due to our customers’ increased vehicle production across most markets due to the on-going recovery from the COVID-19 pandemic. ADAS and xEV continued to increase year-over-year, and we experienced strong recoveries in comfort and convenience and internal combustion engine (“ICE”) applications during the second quarter of 2022.
Industrial and other net sales improved in the three-month period ended September 24, 2021 compared to the three-month period ended September 25, 2020 due primarily to the growth across our industrial applications, particularly in our gaming, renewable energy, personal mobility and industrial motor applications.
Sales Trends by Product
The following table summarizes net sales by product:

	Three-Month Period Ended		Change
	September 24, 2021	September 25, 2020	Amount	%
	(Dollars in thousands)
Power integrated circuits	$65,523	$50,271	$15,252	30.3%
Magnetic sensors	127,621	86,097	41,524	48.2%
Photonics	466	281	185	65.8%
Total net sales	$193,610	$136,649	$56,961	41.7%
The increase in net sales by product was driven by increases of $41.5 million, or 48.2%, in magnetic sensor IC product sales, $15.3 million, or 30.3%, in power integrated circuit product sales, and $0.2 million in Photonics sales.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	September 24, 2021	September 25, 2020	Amount	%
	(Dollars in thousands)
Americas:
United States	$27,785	$20,962	$6,823	32.5%
Other Americas	5,427	3,249	2,178	67.0%
EMEA:
Europe	32,466	24,374	8,092	33.2%
Asia:
Japan	37,165	22,511	14,654	65.1%
Greater China	50,683	37,935	12,748	33.6%
South Korea	19,746	12,515	7,231	57.8%
Other Asia	20,338	15,103	5,235	34.7%
Total net sales	$193,610	$136,649	$56,961	41.7%
Net sales increased across all geographic locations in the three-month period ended September 24, 2021 compared to the three-month period ended September 25, 2020 primarily due to content and market share gains as many countries continue to experience economic expansion coming out of the COVID-19 pandemic and demand for many of our products and applications continues to rise.
Net sales in Japan grew $14.7 million, or 65.1%, which was primarily driven by higher demand for our automotive offerings, including safety, comfort and convenience, xEV and ADAS. The increase in net sales of $12.8 million, or 33.6%, in Greater China related to higher automotive demand, primarily in our industrial, ICE and ADAS sectors. The increase in net sales of $8.1 million, or 33.2%, in Europe, predominantly comprised of Germany and France, was primarily driven by increases in automotive demand. The increase in net sales in the United States of $6.8 million, or 32.5%, was primarily driven by gains in our industrial and automotive sectors. South Korea and Other Asia experienced sales growth of $7.2 million and $5.2 million, respectively, mainly due to higher automotive demand, specifically in ICE and ADAS.
Cost of goods sold, gross profit and gross margin
Cost of goods sold increased by $16.2 million, or 21.6%, to $91.1 million in the three-month period ended September 24, 2021 from $74.9 million in the three-month period ended September 25, 2020. The increase in cost of goods sold was primarily attributable to higher production volume and increases in amortization of manufacturing cost absorptions and excess inventory reserves.
Gross profit increased by $40.7 million, or 66.0%, to $102.5 million in the three-month period ended September 24, 2021 from $61.8 million in the three-month period ended September 25, 2020. The increase in gross profit was driven by a $57.0 million operational increase in net sales to all markets discussed above, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by $4.5 million, or 17.7%, to $29.6 million in the three-month period ended September 24, 2021 from $25.1 million in the three-month period ended September 25, 2020. This increase was primarily due to a combined $3.2 million increase in personnel costs and general operating expenses, including inventory and supplies, and higher stock-based compensation expense of $1.0 million.
R&D expenses represented 15.3% of our total net sales for the three-month period ended September 24, 2021, a decrease from 18.4% of our total net sales for the three-month period ended September 25, 2020. This percentage decrease was primarily due to the growth in net sales in the three-month period ended September 24, 2021.
SG&A expenses
SG&A expenses increased by $9.9 million, or 40.6%, to $34.1 million in the three-month period ended September 24, 2021 from $24.2 million in the three-month period ended September 25, 2020. This increase was primarily due to a combined increase in contract labor and higher personnel costs of $6.9 million, as well as higher stock-based compensation expense of $3.9 million. These higher costs were partially offset by lower facilities costs and professional fees of $0.8 million and $0.5 million, respectively.
SG&A expenses represented 17.6% of our total net sales for the three-month period ended September 24, 2021, a decrease from 17.7% of our total net sales for the three-month period ended September 25, 2020. This percentage decrease was primarily due to the growth in net sales in the three-month period ended September 24, 2021.
Interest (expense) income, net
Interest expense, net was $1.2 million in the three-month period ended September 24, 2021 compared to interest income, net of $0.4 million in the three-month period ended September 25, 2020. The increase in interest expense was primarily due to mandatory interest payments on the Term Loan Facility in the second quarter of 2022 compared to higher interest income received from related parties during the same period last year.
Foreign currency transaction gain (loss)
We recorded a foreign currency transaction gain of $0.2 million in the three-month period ended September 24, 2021 compared to a loss of $1.3 million in the three-month period ended September 25, 2020. The foreign currency transaction gain recorded in the three-month period ended September 24, 2021 was primarily due to the realized and unrealized gains from our UK location of $0.4 million, offset in part by $0.2 million realized and unrealized losses from our Philippines locations. The foreign currency transaction loss recorded in the three-month period ended September 25, 2020 was primarily due to the realized and unrealized losses of $1.0 million and $0.3 million from our UK and Thailand locations, respectively.

Income in earnings of equity investment
Income in earnings of equity investment reflected a $0.2 million gain in the three-month period ended September 24, 2021, representing the earnings on our 30% investment in PSL.
Other, net
Other, net increased by $1.5 million to $1.5 million of miscellaneous gains in the three-month period ended September 24, 2021 from less than $0.1 million of miscellaneous gains in the three-month period ended September 25, 2020. This increase was largely attributable to $1.0 million of unrealized gains on equity securities recognized during the second quarter of 2022.
Income tax provision
Income tax expense and the effective income tax rate were $6.1 million, or 15.6%, and $2.1 million, or 17.8%, respectively, in the three-month periods September 24, 2021 and September 25, 2020, respectively. The fluctuation in our effective income tax rate relates primarily to differences in our U.S. taxable income, estimated FDII benefits, GILTI income, research credits, non-deductible stock-based compensation charges, and discrete tax items.
Six-Month Period Ended September 24, 2021 Compared to Six-Month Period Ended September 25, 2020
The following table summarizes our results of operations for the six-month periods ended September 24, 2021 and September 25, 2020.

	Six-Month Period Ended		Change
	September 24, 2021	September 25, 2020	$	%
	(Dollars in thousands)
Total net sales (1)	$381,752	$251,650	$130,102	51.7%
Cost of goods sold	185,060	134,179	50,881	37.9%
Gross profit	196,692	117,471	79,221	67.4%
Operating expenses:
Research and development	59,144	49,510	9,634	19.5%
Selling, general and administrative	66,152	51,027	15,125	29.6%
Change in fair value of contingent consideration	600	—	600	100.0%
Total operating expenses	125,896	100,537	25,359	25.2%
Operating income	70,796	16,934	53,862	318.1%
Other (expense) income, net:
Interest (expense) income, net	(1,495)	663	(2,158)	(325.5)%
Foreign currency transaction loss	(52)	(1,186)	1,134	(95.6)%
Income in earnings of equity investment	505	458	47	10.3%
Other, net	1,582	213	1,369	642.7%
Total other income, net	540	148	392	264.9%
Income before provision for income taxes	71,336	17,082	54,254	317.6%
Income tax provision	10,406	2,610	7,796	298.7%
Net income	60,930	14,472	46,458	321.0%
Net income attributable to non-controlling interests	75	68	7	10.3%
Net income attributable to Allegro MicroSystems, Inc.	$60,855	$14,404	$46,451	322.5%
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Six-Month Period Ended
	September 24, 2021	September 25, 2020
Total net sales	100.0%	100.0%
Cost of goods sold	48.5%	53.3%
Gross profit	51.5%	46.7%
Operating expenses:
Research and development	15.5%	19.7%
Selling, general and administrative	17.3%	20.3%
Change in fair value of contingent consideration	0.2%	—%
Total operating expenses	33.0%	40.0%
Income from operations	18.5%	6.7%
Other (expense) income, net:
Interest (expense) income, net	(0.4)%	0.3%
Foreign currency transaction loss	—%	(0.5)%
Income in earnings of equity investment	0.1%	0.2%
Other, net	0.5%	0.1%
Total other income, net	0.2%	0.1%
Income before provision for income taxes	18.7%	6.8%
Income tax provision	2.8%	1.1%
Net income	15.9%	5.7%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	15.9%	5.7%
Total net sales
Total net sales increased by $130.1 million, or 51.7%, to $381.8 million in the six-month period ended September 24, 2021 from $251.7 million in the six-month period ended September 25, 2020. This increase was primarily due to the continued economic recovery and increase in demand for advanced driver assistance systems, as well as higher demand for xEV, data center and industrial automation applications. Gaming and other consumer applications also contributed to the increase in total net sales.
Sales Trends by Core End Market and Application
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Six-Month Period Ended		Change
	September 24, 2021	September 25, 2020	Amount	%
	(Dollars in thousands)
Automotive	$259,554	$165,857	$93,697	56.5%
Industrial	66,630	42,056	24,574	58.4%
Other	55,568	43,737	11,831	27.1%
Total net sales	$381,752	$251,650	$130,102	51.7%
Net sales to our core end markets increased by $130.1 million, or 51.7%, to $381.8 million in the six-month period ended September 24, 2021 from $251.7 million in the six-month period ended September 25, 2020.
Automotive net sales increased in the six-month period ended September 24, 2021 compared to the six-month period ended September 25, 2020 as we continued to experience higher demand for our ADAS, xEV, comfort and convenience and ICE applications.

Industrial and other net sales increased in the six-month period ended September 24, 2021 compared to the six-month period ended September 25, 2020 primarily due to increased demand in data center, gaming, personal mobility, and industrial motor applications, as well as in our grid infrastructure that includes renewable energy and EV charging.
Sales Trends by Product
The following table summarizes net sales by product:

	Six-Month Period Ended		Change
	September 24, 2021	September 25, 2020	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$132,195	$91,870	$40,325	43.9%
Magnetic sensors (“MS”)	248,263	159,499	88,764	55.7%
Photonics	1,294	281	1,013	—%
Total	$381,752	$251,650	$130,102	51.7%
The growth in net sales by product was driven by increases in magnetic sensor IC product sales of $88.8 million and in power IC product sales $40.3 million during the six-month period ended September 24, 2021 compared to the same period last year.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Six-Month Period Ended		Change
	September 24, 2021	September 25, 2020	Amount	%
	(Dollars in thousands)
Americas:
United States	$54,626	$33,958	$20,668	60.9%
Other Americas	11,776	5,177	6,599	127.5%
EMEA:
Europe	67,217	42,220	24,997	59.2%
Asia:
Japan	72,618	46,131	26,487	57.4%
Greater China	93,462	70,006	23,456	33.5%
South Korea	41,679	26,127	15,552	59.5%
Other Asia	40,374	28,031	12,343	44.0%
Total	$381,752	$251,650	$130,102	51.7%
The increase in net sales across geographic locations in the six-month period ended September 24, 2021 compared to the six-month period ended September 25, 2020 was primarily due to content and market share gains as many countries continue to experience economic expansion coming out of the COVID-19 pandemic and demand for many of our products and applications rose.
Net sales were higher by $27.3 million, or 69.7%, in the United States and Other Americas (predominantly Mexico), primarily driven by the COVID-19 recovery, as well as content and market share gains in ADAS, xEV, ICE, comfort and convenience and industrial applications. The increase in net sales in Japan of $26.5 million, or 57.4%, which was primarily driven by higher demand for our industrial, xEV, ADAS, safety and comfort and convenience and offerings. The increase in net sales of $25.0 million, or 59.2%, in Europe, predominantly comprised of Germany and France, was primarily driven by increases in automotive demand, particularly ADAS, comfort and convenience, and ICE offerings. The increase in net sales of $23.5 million, or 33.5%, in Greater China related to higher automotive demand, primarily in our industrial, ICE, ADAS, safety and comfort and convenience sectors. South Korea and Other Asia experienced sales growth of $15.6 million and $12.4 million, respectively, mainly due to higher automotive demand, specifically in ICE, ADAS and other customer and peripherals.
Cost of goods sold, gross profit and gross margin
Cost of goods sold increased by $50.9 million, or 37.9%, to $185.1 million in the six-month period ended September 24, 2021 from $134.2 million in the six-month period ended September 25, 2020. The increase in cost of goods sold was primarily attributable to higher production volume and increases in amortization of manufacturing cost absorptions and excess inventory reserves, specifically expenses of $3.1 million related to the discontinuation of a legacy Voxtel product line during the first half of 2022.
Gross profit increased by $79.2 million, or 67.4%, to $196.7 million in the six-month period ended September 24, 2021 from $117.5 million in the six-month period ended September 25, 2020. The increase in gross profit was driven by a $130.1 million operational increase in net sales to core end markets, and the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by $9.6 million, or 19.5%, to $59.1 million in the six-month period ended September 24, 2021 from $49.5 million in the six-month period ended September 25, 2020. This increase was primarily due to a combined $5.6 million increase in employee salaries, contract labor, and inventory and supplies costs, a combined $1.8 million reduction in office supplies and travel and meeting costs, and a $1.7 million increase in stock-based compensation expense.
R&D expenses represented 15.5% of our total net sales for the six-month period ended September 24, 2021, a decrease from 19.7% of our total net sales in the six-month period ended September 25, 2020. This percentage decrease was primarily due to the growth in net sales in the six-month period ended September 24, 2021.
SG&A expenses
SG&A expenses increased by $15.2 million, or 29.6%, to $66.2 million in the six-month period ended September 24, 2021 from $51.0 million in the six-month period ended September 25, 2020. This increase was primarily due to a combined $9.4 million increase in employee salaries, and inventory and supplies costs, a $7.2 million increase in stock-based compensation expense, partially offset by a combined reduction of $2.6 million in professional fees, severance and travel and meeting costs.
SG&A expenses represented 17.3% of our total net sales in the six-month period ended September 24, 2021, an increase from 20.3% of our total net sales in the six-month period ended September 25, 2020. This percentage decrease was primarily due to the growth in net sales in the six-month period ended September 24, 2021.
Interest (expense) income, net
Interest expense, net was $1.5 million in the six-month period September 24, 2021 compared to interest income, net of $0.7 million in the six-month period September 25, 2020. The increase in interest expense was primarily due to mandatory interest payments on the Term Loan Facility in the six-month period ended September 24, 2021 compared to higher interest income received from related parties during the same period last year.
Foreign currency transaction loss
Foreign currency transaction losses decreased by $1.3 million to $0.1 million in the six-month period ended September 24, 2021 compared to $1.2 million in the six-month period ended September 25, 2020. The foreign currency transaction loss recorded in the six-month period September 24, 2021 was primarily due to $0.2 million of realized and unrealized losses from our UK location. The foreign currency transaction loss recorded in the six-month period ended September 25, 2020 was primarily attributable to $2.1 million of realized and unrealized losses from our UK location, partially offset by $1.2 million of realized and unrealized losses from our Thailand location.

Income in earnings of equity investment
Income in earnings of equity investment reflected a $0.5 million gain in the six-month period ended September 24, 2021, representing the earnings on our 30% investment in PSL.
Other, net
Other, net decreased by $1.4 million to $1.6 million of miscellaneous gains in the six-month period September 24, 2021 from $0.2 million of miscellaneous gains in the six-month period September 25, 2020. This increase was largely attributable to $1.0 million of unrealized gains on equity securities recognized during the second quarter of 2022.
Income tax provision
Income tax expense and the effective income tax rate were $10.4 million, or 14.6%, and $2.6 million, or 15.3%, respectively, in the six-month periods ended September 24, 2021 and September 25, 2020. The fluctuation in our effective income tax rate relates primarily to differences in our U.S. taxable income, estimated FDII benefits, GILTI income, research credits, non-deductible stock-based compensation charges, and discrete tax items.
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
•AMTC Facility consolidation one-time costs—Represents one-time costs incurred in connection with closing of the AMTC Facility and transitioning of test and assembly functions to the AMPI Facility announced in fiscal year 2020, consisting of: moving equipment between facilities, contract terminations and other non-recurring charges. The closure and transition of the AMTC Facility was substantially completed in March 2021 and closed on the sale in August 2021. These costs are in addition to, and not duplicative of, the adjustments noted in note (*) below.
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
(*) Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments consisting of:
•Additional AMTC-related costs—Represents costs relating to the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility in the Philippines announced in fiscal year 2020 consisting of the net savings expected to result from the movement of work to the AMPI Facility, which facility had duplicative capacity based on the buildouts of the AMPI Facility in fiscal years 2019 and 2018. The elimination of these costs did not reduce our production capacity and therefore did not have direct effects on our ability to generate revenue. The closure and transition of the AMTC Facility was substantially completed in March 2021 and closed on the sale in August 2021.
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
(**) Non-GAAP Operating Income does not include adjustments consisting of those set forth in note (*) to the calculation of non-GAAP Gross Profit, and the corresponding calculation of non-GAAP Gross Margin, above or:
•Labor savings—Represents salary and benefit costs related to employees whose positions were eliminated through voluntary separation programs or other reductions in force (not associated with the closure of the AMTC Facility or any other plant or facility) and a restructuring of overhead positions from high-cost to low-cost jurisdictions net of costs for newly hired employees in connection with such restructuring.
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
•Non-core (gain) loss on sale of equipment—Represents non-core miscellaneous losses and gains on the sale of equipment.
•Foreign currency translation (gain) loss—Represents losses and gains resulting from the remeasurement and settlement of intercompany debt and operational transactions, as well as transactions with external customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.
•Income in earnings of equity investment—Represents our equity method investment in PSL.
•Unrealized gains on investments—Represents mark-to-market adjustments on equity investments with readily determinable fair values.
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

	Three-Month Period Ended			Six-Month Period Ended
	September 24, 2021	June 25, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(Dollars in thousands)
Reconciliation of Gross Profit

GAAP Gross Profit	$102,532	$94,160	$61,770	$196,692	$117,471

Voxtel inventory impairment	271	2,835	—	3,106	—
PSL and Sanken distribution agreement	—	—	2,815	—	6,198
Stock-based compensation	722	528	53	1,250	150
AMTC Facility consolidation one-time costs	7	137	408	144	952
Amortization of acquisition-related intangible assets	273	273	105	546	105
COVID-19 related expenses	316	343	73	659	73
Total Non-GAAP Adjustments	$1,589	$4,116	$3,454	$5,705	$7,478

Non-GAAP Gross Profit*	$104,121	$98,276	$65,224	$202,397	$124,949
Non-GAAP Gross Margin* (% of net sales)	53.8%	52.2%	47.7%	53.0%	49.7%
*Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $2,281 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $—, $—, and $768 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $5,355 for the six months ended September 24, 2021 and September 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $— and $768 for the six months ended September 24, 2021 and September 25, 2020, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 24, 2021	June 25, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(Dollars in thousands)
Reconciliation of Operating Expenses

GAAP Operating Expenses	$63,978	$61,918	$49,368	$125,896	$100,537

Research and Development Expenses
GAAP Research and Development Expenses	29,590	29,554	25,130	59,144	49,510
Stock-based compensation	1,043	752	32	1,795	53
AMTC Facility consolidation one-time costs	—	2	—	2	—
COVID-19 related expenses	8	6	—	14	—
Non-GAAP Research and Development Expenses	28,539	28,794	25,098	57,333	49,457

Selling, General and Administrative Expenses
GAAP Selling, General and Administrative Expenses	34,088	32,064	24,238	66,152	51,027
Stock-based compensation	4,431	3,551	495	7,982	822
AMTC Facility consolidation one-time costs	151	324	1,358	475	2,519
Amortization of acquisition-related intangible assets	16	29	9	45	9
COVID-19 related expenses	551	381	398	932	4,398
Transaction fees	6	23	1,871	29	1,988
Severance	—	168	—	168	337
Non-GAAP Selling, General and Administrative Expenses	28,933	27,588	20,107	56,521	40,954

Change in fair value of contingent consideration	300	300	—	600	—

Total Non-GAAP Adjustments	6,506	5,536	4,163	12,042	10,126

Non-GAAP Operating Expenses *	$57,472	$56,382	$45,205	$113,854	$90,411
*Non-GAAP Operating Expenses do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $380 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $704 for the six months ended September 24, 2021 and September 25, 2020, respectively, and labor savings costs of $— and $109 for the six months ended September 24, 2021 and September 25, 2020, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 24, 2021	June 25, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(Dollars in thousands)
Reconciliation of Operating Income

GAAP Operating Income	$38,554	$32,242	$12,402	$70,796	$16,934

Voxtel inventory impairment	271	2,835	—	3,106	—
PSL and Sanken distribution agreement	—	—	2,815	—	6,198
Stock-based compensation	6,196	4,831	580	11,027	1,025
AMTC Facility consolidation one-time costs	158	463	1,766	621	3,471
Amortization of acquisition-related intangible assets	289	302	114	591	114
COVID-19 related expenses	875	730	471	1,605	4,471
Change in fair value of contingent consideration	300	300	—	600	—
Transaction fees	6	23	1,871	29	1,988
Severance	—	168	—	168	337
Total Non-GAAP Adjustments	$8,095	$9,652	$7,617	$17,747	$17,604

Non-GAAP Operating Income*	$46,649	$41,894	$20,019	$88,543	$34,538
Non-GAAP Operating Margin* (% of net sales)	24.1%	22.3%	14.6%	23.2%	13.7%
*Non-GAAP Operating Income and the corresponding calculation of non-GAAP Operating Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $2,330 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $—, $—, and $768 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $5,728 for the six months ended September 24, 2021 and September 25, 2020, respectively, labor savings costs of $— and $109 for the six months ended September 24, 2021 and September 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $— and $768 for the six months ended September 24, 2021 and September 25, 2020, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 24, 2021	June 25, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(Dollars in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

GAAP Net Income	$33,223	$27,707	$9,618	$60,930	$14,472

Interest expense (income), net	1,150	345	(350)	1,495	(663)
Income tax provision	6,143	4,263	2,082	10,406	2,610
Depreciation & amortization	12,339	12,172	12,487	24,511	24,026
EBITDA	$52,855	$44,487	$23,837	$97,342	$40,445

Non-core (gain) loss on sale of equipment	(296)	(35)	331	(331)	293
Voxtel inventory impairment	271	2,835	—	3,106	—
Foreign currency translation (gain) loss	(202)	254	1,318	52	1,186
Income in earnings of equity investment	(226)	(279)	(246)	(505)	(458)
Unrealized gains on investments	(978)	—	—	(978)	—
Stock-based compensation	6,196	4,831	580	11,027	1,025
AMTC Facility consolidation one-time costs	158	463	1,766	621	3,471
COVID-19 related expenses	875	730	471	1,605	4,471
Change in fair value of contingent consideration	300	300	—	600	—
Transaction fees	6	23	1,871	29	1,988
Severance	—	168	—	168	337
PSL and Sanken distribution agreement	—	—	2,815	—	6,198
Adjusted EBITDA*	$58,959	$53,777	$32,743	$112,736	$58,956
Adjusted EBITDA Margin* (% of net sales)	30.5%	28.6%	24.0%	29.5%	23.4%
*Adjusted EBITDA and the corresponding calculation of Adjusted EBITDA Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $2,330 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $5,728 for the six months ended September 24, 2021 and September 25, 2020, respectively, and labor savings costs of $— and $109 for the six months ended September 24, 2021 and September 25, 2020, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 24, 2021	June 25, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(Dollars in thousands)
Reconciliation of Income before Tax Provision

GAAP Income before Tax Provision	$39,366	$31,970	$11,700	$71,336	$17,082

Non-core (gain) loss on sale of equipment	(296)	(35)	331	(331)	293
Voxtel inventory impairment	271	2,835	—	3,106	—
Foreign currency translation (gain) loss	(202)	254	1,318	52	1,186
Income in earnings of equity investment	(226)	(279)	(246)	(505)	(458)
Unrealized gains on investments	(978)	—	—	(978)	—
PSL and Sanken distribution agreement	—	—	2,815	—	6,198
Stock-based compensation	6,196	4,831	580	11,027	1,025
AMTC Facility consolidation one-time costs	158	463	1,766	621	3,471
Amortization of acquisition-related intangible assets	289	302	114	591	114
COVID-19 related expenses	875	730	471	1,605	4,471
Change in fair value of contingent consideration	300	300	—	600	—
Transaction fees	6	23	1,871	29	1,988
Severance	—	168	—	168	337
Total Non-GAAP Adjustments	$6,393	$9,592	$9,020	$15,985	$18,625

Non-GAAP Profit before Tax*	$45,759	$41,562	$20,720	$87,321	$35,707
*Non-GAAP Profit before Tax does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $2,661 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $—, $—, and $768 for the three months ended September 24, 2021 and September 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $6,059 for the six months ended September 24, 2021 and September 25, 2020, respectively, labor savings costs of $— and $109 for the six months ended September 24, 2021 and September 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $— and $768 for the six months ended September 24, 2021 and September 25, 2020, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 24, 2021	June 25, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(Dollars in thousands)
Reconciliation of Income Tax Provision

GAAP Income Tax Provision	$6,143	$4,263	$2,082	$10,406	$2,610
GAAP effective tax rate	15.6%	13.3%	17.8%	14.6%	15.3%

Tax effect of adjustments to GAAP results	946	2,091	859	3,037	2,667

Non-GAAP Provision for Income Taxes *	$7,089	$6,354	$2,941	$13,443	$5,277
Non-GAAP effective tax rate	15.5%	15.3%	14.2%	15.4%	14.8%
*Non-GAAP Provision for Income Taxes does not include tax adjustments for the following components of our net income: additional AMTC related costs and labor savings costs. The related tax effect of those adjustments to GAAP results were $—, $— and $768 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and $— and $1,554 for the six months ended September 24, 2021 and September 25, 2020, respectively.

	Three-Month Period Ended			Six-Month Period Ended
	September 24, 2021	June 25, 2021	September 25, 2020	September 24, 2021	September 25, 2020
	(Dollars in thousands)
Reconciliation of Net Income

GAAP Net Income	$33,223	$27,707	$9,618	$60,930	$14,472
GAAP Basic Earnings per Share	$0.18	$0.15	$0.96	$0.32	$1.45
GAAP Diluted Earnings per Share	$0.17	$0.14	$0.96	$0.32	$1.45

Non-core (gain) loss on sale of equipment	(296)	(35)	331	(331)	293
Voxtel inventory impairment	271	2,835	—	3,106	—
Foreign currency translation (gain) loss	(202)	254	1,318	52	1,186
Income in earnings of equity investment	(226)	(279)	(246)	(505)	(458)
Unrealized gains on investments	(978)	—	—	(978)	—
PSL and Sanken distribution agreement	—	—	2,815	—	6,198
Stock-based compensation	6,196	4,831	580	11,027	1,025
AMTC Facility consolidation one-time costs	158	463	1,766	621	3,471
Amortization of acquisition-related intangible assets	289	302	114	591	114
COVID-19 related expenses	875	730	471	1,605	4,471
Impairment of long-lived assets	—	—	—	—	—
Change in fair value of contingent consideration	300	300	—	600	—
Transaction fees	6	23	1,871	29	1,988
Severance	—	168	—	168	337
Tax effect of adjustments to GAAP results	(946)	(2,091)	(859)	(3,037)	(2,667)

Non-GAAP Net Income*	$38,670	$35,208	$17,779	$73,878	$30,430
Basic weighted average common shares	189,673,788	189,585,381	10,000,000	189,629,535	10,000,000
Diluted weighted average common shares	191,676,422	191,163,074	10,000,000	191,416,250	10,000,000
Non-GAAP Basic Earnings per Share	$0.20	$0.19	$1.78	$0.39	$3.04
Non-GAAP Diluted Earnings per Share	$0.20	$0.18	$1.78	$0.39	$3.04
*Non-GAAP Net Income does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $2,661 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $—, $—, and $768 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $6,059 for the six months ended September 24, 2021 and September 25, 2020, respectively, labor savings costs of $— and $109 for the six months ended September 24, 2021 and September 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $— and $768 for the six months ended September 24, 2021 and September 25, 2020, respectively, and (iii) the related tax effect of adjustments to GAAP results $—, $—, and $768 for the three months ended September 24, 2021, June 25, 2021, and September 25, 2020, respectively, and $— and $1,554 for the six months ended September 24, 2021 and September 25, 2020, respectively.
Liquidity and Capital Resources
As of September 24, 2021, we had $248.6 million of cash and cash equivalents and $357.5 million of working capital compared to $197.2 million of cash and cash equivalents and $313.9 million of working capital as of March 26, 2021. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2022 is to utilize excess cash on hand to support our growth initiatives into select markets and planned capital expenditures. As of September 24, 2021, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to debt and borrowing capacity, leases and noncancellable purchase commitments and pension and defined contribution plans, see Note 15, “Commitments and Contingencies”, Note 12, “Debt and Other Borrowings” and Note 14, “Retirement Plans” to the Company’s 2021 Annual Report.
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
Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the six-month periods ended September 24, 2021 and September 25, 2020:

	Six-Month Period Ended
	September 24, 2021	September 25, 2020
	(dollars in thousands)
Net cash provided by operating activities	$69,876	$28,640
Net cash used in investing activities	(23,297)	(42,644)
Net cash provided by financing activities	1,291	—
Effect of exchange rate changes on cash and cash equivalents	3,939	2,480
Net increase in cash and cash equivalents and restricted cash	$51,809	$(11,524)
Operating Activities
Net cash provided by operating activities was $69.9 million in the six-month period September 24, 2021, resulting primarily from our net income of $60.9 million and noncash charges of $35.5 million, partially offset by a net decrease in operating assets and liabilities of $26.5 million. Net changes in operating assets and liabilities consisted of a $17.2 million decrease in accrued expenses and other current and long-term liabilities, a $6.8 million increase in prepaid expenses, a $6.2 million decrease in trade accounts payable, and a $2.3 million increase in trade accounts receivable, net, partially offset by a $4.4 million decrease in inventories and a $1.3 million increase in net amounts due from related parties. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of management incentive payments, partially offset by higher accrued personnel costs. The decrease in accrued expenses and other current and long-term liabilities was primarily due to the release of deposits related to the sale of our AMTC Facility and reduction of the balance due on the Voxtel acquisition. The increase in prepaid expenses and other assets were primarily due to an increase in prepaid contracts and deposits, investments in marketable equity securities, and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. Accounts payable decreased mainly due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $3.2 million. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts from customers. The decrease in inventories was primarily a result of the continued drawdown after building inventory up in prior periods to support anticipated sales growth and recovery from the COVID-19 pandemic. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.
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
Net cash used in investing activities was $23.3 million in the six-month period September 24, 2021, consisting of purchases of property, plant and equipment of $33.8 million, payments related to the acquisition of Voxtel of $12.5 million, and purchases of marketable securities of $4.3 million, partially offset by $27.4 million of cash received for the sale of the AMTC Facility.
Net cash used in investing activities was $42.6 million in the six-month period ended September 25, 2020, consisting of $18.1 million of purchases of property, plant and equipment, $8.5 million of cash expended for the acquisition of Voxtel and $16.3 million of cash removed as result of the PSL Divestiture, partially offset by $0.3 million of proceeds from sales of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $1.3 million in the six-month period September 24, 2021, consisting of proceeds received in connection with the issuance of common stock under our employee stock purchase plan.
There was no net cash provided by financing activities in the six-month period ended September 25, 2020.
Debt Obligations
On September 30, 2020, we entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility due in 2027 (the “Term Loan Facility”). On September 30, 2020, we also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). As

of September 24, 2021, we had $25.0 million in aggregate principal amount of debt outstanding under our Senior Secured Credit Facilities.
Description of Credit Facilities
Term Loan Facility
The Term Loan Facility bears interest at a rate per year of, at our option, either (i) the Base Rate (as defined in the credit agreement) plus an applicable margin from 2.75% to 3.00% depending on our net leverage ratio, or (ii) the Eurodollar Rate (as defined in the credit agreement) plus an applicable margin from 3.75% to 4.00% depending on our net leverage ratio. The Eurodollar Rate is subject to a floor of 0.50%. At September 24, 2021, all term loan borrowings were designated as Eurodollar loans and bore interest of 4.25%.
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
We incurred financing costs of $0.3 million in connection with the Revolving Credit Facility, which we classified the related short-term and long-term portions within Prepaid expenses and other current assets and Other assets on our unaudited consolidated balance sheet and are amortizing these costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $0.2 million at September 24, 2021.
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

AMPI Credit Facilities
On November 26, 2019, AMPI entered into a line of credit agreement with Union Bank of the Philippines, Inc. that provides for a maximum borrowing capacity of 60.0 million Philippine pesos (approximately $1.8 million) at the bank’s prevailing interest rate. While this line of credit initially expired on August 21, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on August 21, 2022. There were no borrowings outstanding under this line of credit as of September 24, 2021 and March 26, 2021.
On November 20, 2019, AMPI entered into a line of credit agreement with BDO Unibank that provides for a maximum borrowing capacity of 75.0 million Philippine pesos (approximately $2.2 million) at the bank’s prevailing interest rate. While this line of credit initially expired on June 30, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on June 30, 2022. There were no borrowings outstanding under this line of credit as of September 24, 2021 and March 26, 2021.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 24, 2021. Based on the evaluation of our disclosure controls and procedures as of September 24, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

10.1
Addendum to Stockholders Agreement of Allegro MicroSystems, Inc., dated as of June 30, 2021, by and among Allegro MicroSystems, Inc., OEP SKNA, L.P. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2021).

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

ALLEGRO MICROSYSTEMS, INC.

Date: October 29, 2021	By:	/s/ Ravi Vig
Ravi Vig
President and Chief Executive Officer (principal executive officer)

Date: October 29, 2021	By:	/s/ Paul V. Walsh, Jr.
Paul V. Walsh, Jr.
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)