Form 10-Q
period 2021-12-24
ALLEGRO MICROSYSTEMS, INC.
filed 2022-02-02
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of January 19, 2022, the registrant had 189,913,804 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

		Page

	Forward-Looking Statements	2
PART I.	Financial Information	4
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of December 24, 2021 (Unaudited) and March 26, 2021	4
	Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 24, 2021 and December 25, 2020 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended December 24, 2021 and December 25, 2020 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Equity for the three- and nine-month periods ended December 24, 2021 and December 25, 2020 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 24, 2021 and December 25, 2020 (Unaudited)	11
	Notes to Unaudited Condensed Consolidated Financial Statements	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60
PART II.	Other Information	61
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	62
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	63
Signatures		64

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report and Part II, Item 1A., “Risk Factors” in our Annual Report on Form 10-K for the year ended March 26, 2021 (the “2021 Annual Report”) and Part II, Item 1A., “Risk Factors” of our subsequently filed Quarterly Reports on Form 10-Q. These risks and uncertainties include, but are not limited to:
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 24, 2021 (Unaudited)	March 26, 2021
Assets
Current assets:
Cash and cash equivalents	$259,208	$197,214
Restricted cash	7,497	6,661
Trade accounts receivable, net of provision for expected credit losses of $70 at December 24, 2021 and allowance for doubtful accounts of $138 at March 26, 2021	76,235	69,500
Trade and other accounts receivable due from related party	28,305	23,832
Accounts receivable – other	1,485	1,516
Inventories	78,858	87,498
Prepaid expenses and other current assets	16,198	18,374
Current portion of related party note receivable	1,406	—
Assets held for sale	—	25,969
Total current assets	469,192	430,564
Property, plant and equipment, net	207,705	192,393
Operating lease right-of-use assets	15,922	—
Deferred income tax assets	20,942	26,972
Goodwill	20,043	20,106
Intangible assets, net	35,985	36,366
Related party note receivable, less current portion	6,094	—
Equity investment in related party	27,456	26,664
Other assets, net	48,078	14,613
Total assets	$851,417	$747,678
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$34,189	$35,389
Amounts due to related party	4,051	2,353
Accrued expenses and other current liabilities	59,262	78,932
Current portion of operating lease liabilities	3,339	—
Total current liabilities	100,841	116,674
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	12,907	—
Other long-term liabilities	16,830	19,133
Total liabilities	155,578	160,807
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at December 24, 2021 and March 26, 2021	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 189,797,145 shares issued and outstanding at December 24, 2021; 1,000,000,000 shares authorized, 189,588,161 issued and outstanding at March 26, 2021	1,898	1,896
Additional paid-in capital	612,106	592,170
Retained earnings	97,342	3,551
Accumulated other comprehensive loss	(16,677)	(11,865)
Equity attributable to Allegro MicroSystems, Inc.	694,669	585,752
Non-controlling interests	1,170	1,119
Total stockholders’ equity	695,839	586,871
Total liabilities, non-controlling interest and stockholders’ equity	$851,417	$747,678
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Net sales	$147,168	$138,010	$456,302	$343,529
Net sales to related party	39,461	26,439	112,079	72,570
Total net sales	186,629	164,449	568,381	416,099
Cost of goods sold	85,464	90,024	270,524	224,203
Gross profit	101,165	74,425	297,857	191,896
Operating expenses:
Research and development	30,297	30,999	89,441	80,509
Selling, general and administrative	37,963	67,650	104,115	118,677
Change in fair value of contingent consideration	(2,700)	—	(2,100)	—
Total operating expenses	65,560	98,649	191,456	199,186
Operating income (loss)	35,605	(24,224)	106,401	(7,290)
Other income (expense):
Loss on debt extinguishment	—	(9,055)	—	(9,055)
Interest expense, net	(269)	(2,598)	(1,764)	(1,935)
Foreign currency transaction loss	(3)	(145)	(55)	(1,331)
Income in earnings of equity investment	287	949	792	1,407
Other, net	3,634	(510)	5,216	(297)
Income (loss) before income tax provision (benefit)	39,254	(35,583)	110,590	(18,501)
Income tax provision (benefit)	6,281	(30,523)	16,687	(27,913)
Net income (loss)	32,973	(5,060)	93,903	9,412
Net income attributable to non-controlling interests	37	35	112	103
Net income (loss) attributable to Allegro MicroSystems, Inc.	$32,936	$(5,095)	$93,791	$9,309
Net income (loss) attributable to Allegro MicroSystems, Inc. per share (Note 17):
Basic	$0.17	$(0.04)	$0.49	$0.19
Diluted	$0.17	$(0.04)	$0.49	$0.05
Weighted average shares outstanding:
Basic	189,736,901	124,363,078	189,665,324	48,121,026
Diluted	192,068,222	124,363,078	191,678,951	171,638,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Net income (loss)	$32,973	$(5,060)	$93,903	$9,412
Net income attributable to non-controlling interest	37	35	112	103
Net income (loss) attributable to Allegro MicroSystems, Inc.	32,936	(5,095)	93,791	9,309
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,306)	3,972	(4,873)	10,152
Net actuarial loss amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	(313)
Comprehensive income (loss)	31,630	(1,123)	$88,918	$19,148
Other comprehensive (income) loss attributable to non-controlling interest	(3)	(10)	61	(34)
Comprehensive income (loss) attributable to Allegro MicroSystems, Inc.	$31,627	$(1,133)	$88,979	$19,114
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at September 25, 2020	10,000,000	$100	638,298	$6	—	$—	—	$—	$439,732	$208,759	$(14,133)	$1,042	$635,506
Net (loss) income	—	—	—	—	—	—	—	—	—	(5,095)	—	35	(5,060)
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	—	—	—	—	527	—	—	—	527
Reclassification of certain class L shares	—	—	—	—	—	—	—	—	298	—	—	—	298
Stock-based compensation	—	—	—	—	—	—	—	—	45,876	—	—	—	45,876
Issuance of common stock in connection with IPO, net of underwriting discounts and other offering costs	—	—	—	—	—	—	25,000,000	250	321,175	—	—	—	321,425
Conversion of Class A and Class L common stock into common stock in connection with the IPO	(10,000,000)	(100)	(636,301)	(6)	—	—	166,500,000	1,665	(1,559)	—	—	—	—
Repurchase of Class A and Class L common stock to cover related taxes	—	—	(1,997)	—	—	—	(2,068,274)	(21)	(27,686)	—	—	—	(27,707)
Conversion of LTCIP/TRIP awards into restricted stock units in connection with the IPO	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Cash dividend paid to holders of Class A common stock	—	—	—	—	—	—	—	—	(191,242)	(208,758)	—	—	(400,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	3,962	10	3,972
Balance at December 25, 2020	—	$—	—	$—	—	$—	189,431,726	$1,894	$589,202	$(5,094)	$(10,171)	$1,087	$576,918

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (continued)
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 24, 2021	—	$—	189,702,550	$1,897	$604,488	$64,406	$(15,368)	$1,130	$656,553
Net income	—	—	—	—	—	32,936	—	37	32,973
Stock-based compensation, net of forfeitures	—	—	94,595	1	7,618	—	—	—	7,619
Foreign currency translation adjustment	—	—	—	—	—	—	(1,309)	3	(1,306)
Balance at December 24, 2021	—	$—	189,797,145	$1,898	$612,106	$97,342	$(16,677)	$1,170	$695,839

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (continued)
(in thousands, except share amounts)
(Unaudited)

	Common Stock, Class A			Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares		Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 27, 2020	10,000,000		$100	622,470	$6	—	$—	—	$—	$458,697	$194,355	$(19,976)	$950	$634,132
Net income	—		—	—	—	—	—	—	—	—	9,309	—	103	9,412
Issuance of Class L shares, net of forfeitures	—		—	15,828	—	—	—	—	—	—	—	—	—	—
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—		—	—	—	—	—	—	—	(19,165)	—	—	—	(19,165)
Reclassification of certain class L shares	—		—	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—		—	—	—	—	—	—	—	46,901	—	—	—	46,901
Issuance of common stock in connection with IPO, net of underwriting discounts and other offering costs	—		—	—	—	—	—	25,000,000	250	321,175	—	—	—	321,425
Conversion of Class A and Class L common stock into common stock in connection with the IPO	(10,000,000)		(100)	(636,301)	(6)	—	—	166,500,000	1,665	(1,559)	—	—	—	—
Repurchase of Class A and Class L common stock to cover related taxes	—		—	(1,997)	—	—	—	(2,068,274)	(21)	(27,686)	—	—	—	(27,707)
Conversion of LTCIP/TRIP awards into restricted stock units in connection with the IPO	—		—	—	—	—	—	—	—	2,081	—	—	—	2,081
Cash dividend paid to holders of Class A common stock	—		—	—	—	—	—			(191,242)	(208,758)	—	—	(400,000)
Foreign currency translation adjustment	—		—	—	—	—	—	—	—	—	—	10,118	34	10,152
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—		—	—	—	—	—	—	—	—	—	(313)	—	(313)
Balance at December 25, 2020	—	—	$—	—	$—	—	$—	189,431,726	$1,894	$589,202	$(5,094)	$(10,171)	$1,087	$576,918

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (continued)
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 26, 2021	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
Net income	—	—	—	—	—	93,791	—	112	93,903
Employee stock purchase plan issuances	—	—	59,563	—	1,291	—	—	—	1,291
Stock-based compensation, net of forfeitures	—	—	149,421	2	18,645	—	—	—	18,647
Foreign currency translation adjustment	—	—	—	—	—	—	(4,812)	(61)	(4,873)
Balance at December 24, 2021	—	$—	189,797,145	$1,898	$612,106	$97,342	$(16,677)	$1,170	$695,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine-Month Period Ended
	December 24, 2021	December 25, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,903	$9,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,522	36,225
Amortization of deferred financing costs	75	226
Deferred income taxes	(3,061)	(17,526)
Stock-based compensation	18,647	46,901
(Gain) loss on disposal of assets	(349)	272
Loss on debt extinguishment	—	9,055
Gain on contingent consideration change in fair value	(2,100)	—
Provisions for inventory and credit losses/bad debt	4,787	3,857
Unrealized gains on marketable securities	(4,482)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,133)	(5,975)
Accounts receivable - other	(9)	115
Inventories	3,251	1,118
Prepaid expenses and other assets	(11,870)	(29,655)
Trade accounts payable	2,026	2,411
Due to/from related parties	(2,775)	8,283
Accrued expenses and other current and long-term liabilities	(9,874)	(1,185)
Net cash provided by operating activities	118,558	63,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(55,792)	(25,880)
Acquisition of business, net of cash acquired	(12,549)	(8,500)
Proceeds from sales of property, plant and equipment	27,407	314
Investments in marketable securities	(9,189)	—
Contribution of cash balances due to divestiture of subsidiary	—	(16,335)
Net cash used in investing activities	(50,123)	(50,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party note receivable	(7,500)	51,377
Proceeds from initial public offering, net of underwriting discounts and other offering costs	—	321,425
Payments for taxes related to net share settlement of equity awards	—	(27,707)
Proceeds from issuance of common stock under employee stock purchase plan	1,291	—
Dividends paid	—	(400,000)
Borrowings of senior secured debt, net of deferred financing costs	—	315,719
Repayment of senior secured debt	—	(300,000)
Repayment of unsecured credit facilities	—	(33,000)
Net cash used in financing activities	(6,209)	(72,186)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	604	3,350
Net increase in Cash and cash equivalents and Restricted cash	62,830	(55,703)
Cash and cash equivalents and Restricted cash at beginning of period	203,875	219,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$266,705	$164,173
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$197,214	$214,491
Restricted cash at beginning of period	6,661	5,385
Cash and cash equivalents and Restricted cash at beginning of period	$203,875	$219,876
Cash and cash equivalents at end of period	259,208	157,653
Restricted cash at end of period	7,497	6,520
Cash and cash equivalents and Restricted cash at end of period	$266,705	$164,173

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
(in thousands)
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$541	$2,559
Cash paid for income taxes	16,635	7,568
Noncash transactions:
Changes in Trade accounts payable related to Property, plant and equipment, net	$(4,934)	$(786)
Loans to cover purchase of common stock under employee stock plan	—	171
Recognition of right of use assets and lease liability upon adoption of new accounting standard	356	—

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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 19, 2021 (the “2021 Annual Report”). In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
On November 2, 2020, the Company completed its initial public offering (“IPO”). Refer to Note 1, “Nature of Business and Basis of Presentation” to the Company’s 2021 Annual Report for details.
Financial Periods
The Company’s third quarter three-month period is a 13-week period ending on the Friday closest to the last day in December. The Company’s third quarter of fiscal 2022 ended December 24, 2021, and the Company’s third quarter of fiscal 2021 ended December 25, 2020.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the unaudited consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates relate to useful lives of fixed and intangible assets, current expected credit losses/allowances for doubtful accounts and customer returns and sales allowances. Such estimates could also relate to the fair value of acquired assets and liabilities, including goodwill and intangible assets, net realizable value of inventory, accrued liabilities, the valuation of stock-based awards, deferred tax valuation allowances, and other reserves. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements.
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
As of December 24, 2021 and March 26, 2021, Sanken Electric Co., Ltd. (“Sanken”) accounted for 27.0% and 22.7% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net during those periods.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
For the three- and nine-month periods ended December 24, 2021, Sanken accounted for 21.1% and 19.7% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- and nine-month periods ended December 24, 2021. For the three- and nine-month periods ended December 25, 2020, Sanken accounted for 16.1% and 17.4% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- and nine-month periods ended December 25, 2020.
During the three-month period ended December 24, 2021, sales from customers located outside of the United States accounted for, in the aggregate, 85.9% of the Company’s total net sales, with Greater China accounting for 26.1%, Japan accounting for 21.1% and South Korea accounting for 10.7%. During the nine-month period ended December 24, 2021, sales from customers located outside of the United States accounted for, in the aggregate, 85.8% of the Company’s total net sales, with Greater China accounting for 25.0%, Japan accounting for 19.7% and South Korea accounting for 10.8%. No other countries accounted for greater than 10% of total net sales for the three- and nine-month periods ended December 24, 2021.
During the three-month period ended December 25, 2020, sales from customers located outside of the United States, in the aggregate, accounted for 85.4% of the Company’s total net sales, with Greater China accounting for 28.1%, Japan accounting for 16.0% and South Korea accounting for 10.7%. During the nine-month period ended December 25, 2020, sales from customers located outside of the United States, in the aggregate, accounted for 86.1% of the Company’s total net sales, with Greater China accounting for 27.9%, Japan accounting for 17.4% and South Korea accounting for 10.5%. No other countries accounted for greater than 10% of total net sales for the three- and nine-month periods ended December 25, 2020.
Recently Adopted Accounting Standards
The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 and has elected to “opt in” to the extended transition related to complying with new or revised accounting standards, which means that when a standard is issued or revised and it has different application dates for public and nonpublic companies, the Company will adopt the new or revised standard at the time nonpublic companies adopt the new or revised standard and will do so until such time that the Company either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company. The Company may choose to early adopt any new or revised accounting standards whenever such early adoption is permitted for nonpublic companies.
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
The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. For the three- and nine-month periods ended December 24, 2021, no material changes in the allowance occurred.
Recently Issued Accounting Standards Not Yet Adopted
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which eliminates the diversity in practice and inconsistency related to the accounting for acquired revenue contracts with customers in a business combination. The amendments in ASU 2021-08 require an acquiring entity to apply ASC Topic 606, Contracts with Customers (“ASC 606”), to recognize and measure contract assets and contract liabilities in a business combination as if the acquired contracts with customers were originated by the acquiring entity at the acquisition date. An acquirer may assess how the acquiree applied ASC 606 and generally should recognize and measure the acquired contract assets and contract liabilities consistent with the recognition and measurement in the acquiree’s financial statements as prepared in accordance with U.S. GAAP. If unable to rely on the acquiree’s accounting due to errors, noncompliance with U.S. GAAP, or differences in accounting policies, the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. The guidance is effective prospectively for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company is currently in the process of

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
evaluating the impact of this new guidance on the consolidated financial statements and the related disclosures, which will be dependent on the consummation of any future business combination.
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
3. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”) and application-specific analog power semiconductors. The following tables summarize net sales disaggregated by application, by product and by geography for the three- and nine-month periods ended December 24, 2021 and December 25, 2020. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location the products are being shipped to.
Net sales by application:

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Automotive	$130,797	$113,902	$390,351	$279,759
Industrial	31,903	23,654	98,533	65,710
Other	23,929	26,893	79,497	70,630
Total net sales	$186,629	$164,449	$568,381	$416,099
Net sales by product:

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Power integrated circuits	$62,859	$54,406	$195,054	$146,276
Magnetic sensors	123,543	109,457	371,806	268,956
Photonics	227	586	1,521	867
Total net sales	$186,629	$164,449	$568,381	$416,099

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales by geography:

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Americas:
United States	$26,228	$23,934	$80,854	$57,892
Other Americas	4,921	5,620	16,697	10,797
EMEA:
Europe	29,891	28,239	97,108	70,459
Asia:
Japan	39,461	26,439	112,079	72,570
Greater China	48,696	46,172	142,158	116,178
South Korea	19,935	17,606	61,614	43,733
Other Asia	17,497	16,439	57,871	44,470
Total net sales	$186,629	$164,449	$568,381	$416,099
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. At December 24, 2021 and March 26, 2021, these adjustments and current expected credit losses were $16,014 and $15,412, respectively, and were netted against trade accounts receivable in the unaudited consolidated balance sheets. These amounts represent activity of net charges and income of $602 and $898, respectively, for the nine-month periods ended December 24, 2021 and December 25, 2020, respectively. Refer to Note 5, “Trade Accounts Receivable, net” for details of these adjustments and allowances.
Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected to not disclose the amount of unsatisfied performance obligations, as these contracts have original expected durations of less than one year.
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of December 24, 2021 and March 26, 2021 measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at December 24, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,348	$—	$—	$16,348
Restricted cash:
Money market fund deposits	7,497	—	—	7,497
Other assets, net (long-term):
Investments in marketable securities	$13,393	$—	$—	$13,393
Total assets	$37,238	$—	$—	$37,238
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$2,700	$2,700
Total liabilities	$—	$—	$2,700	$2,700

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
The following table represents the unrealized gains and losses on investments in marketable securities held with a readily determinable fair value for the nine-month period ended December 24, 2021:

Net gains and losses recognized during the period on equity securities	$4,482
Less: Net gains and losses recognized during the period on equity securities sold during the period	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$4,482
In addition to the unrealized gains in the table above, the change in fair value of the equity securities was impacted by unrealized foreign currency exchange losses of $278 for the nine-month period ended December 24, 2021.
The following table shows the change in fair value of Level 3 contingent consideration in connection with the fiscal year 2021 purchase of Voxtel, Inc. (“Voxtel”), a privately-held technology company located in Beaverton, Oregon that develops, manufactures and supplies photonic and advanced 3D imaging technologies (the “Voxtel Acquisition”), for the nine-month period ended December 24, 2021:

Level 3 Contingent Consideration
Balance at March 26, 2021	$4,800
Change in fair value of contingent consideration	(2,100)
Balance at December 24, 2021	$2,700
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust fund, loans, bonds, stock and other investments which are the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans.”
During the nine-month periods ended December 24, 2021 and December 25, 2020, there were no transfers among Level 1, Level 2 and Level 3 asset or liabilities.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
5. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	December 24, 2021	March 26, 2021
Trade accounts receivable	$120,500	$108,546
Less:
Provision for expected credit losses and allowance for doubtful accounts	(70)	(138)
Returns and sales allowances	(15,944)	(15,274)
Related party trade accounts receivable	(28,251)	(23,634)
Total	$76,235	$69,500
Changes in the Company’s provision for expected credit losses / allowance for doubtful accounts and returns and sales allowances were as follows:

Description	Provision for Expected Credit Losses / Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 26, 2021	$138	$15,274	$15,412
Charged to costs and expenses or revenue	(68)	114,047	113,979
Write-offs, net of recoveries	—	(113,377)	(113,377)
Balance at December 24, 2021	$70	$15,944	$16,014

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 27, 2020	$288	$17,185	$17,473
Charged to costs and expenses or revenue	(150)	103,660	103,510
Write-offs, net of recoveries	—	(104,408)	(104,408)
Balance at December 25, 2020	$138	$16,437	$16,575
6. Inventories
Inventories include material, labor and overhead and consisted of the following:

	December 24, 2021	March 26, 2021
Raw materials and supplies	$11,751	$9,629
Work in process	45,089	50,095
Finished goods	22,018	27,774
Total	$78,858	$87,498
The Company recorded inventory provisions totaling $348 and $5,389 for the three- and nine-month periods ended December 24, 2021, respectively, and $885 and $2,958 for the three- and nine-month periods ended December 25, 2020, respectively.
The Company discontinued a product line manufactured by Voxtel and subsequently recognized impairment charges, which represented much of the increase in inventory provisions, for the related inventory of $— and $3,106 for the three- and nine-month periods ended December 24, 2021, respectively.
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
8. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	December 24, 2021	March 26, 2021
Land	$16,257	$16,602
Buildings, building improvements and leasehold improvements	57,282	56,911
Machinery and equipment	528,786	491,025
Office equipment	6,252	6,281
Construction in progress	27,971	29,201
Total	636,548	600,020
Less accumulated depreciation	(428,843)	(407,627)
Total	$207,705	$192,393
Total depreciation expense amounted to $10,893 and $33,235 for the three- and nine-month periods ended December 24, 2021, respectively, and $11,255 and $33,861 for the three- and nine-month periods ended December 25, 2020, respectively.
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, as of December 24, 2021 and March 26, 2021 are as follows:

	December 24, 2021	March 26, 2021
United States	$34,793	$36,529
Philippines	166,087	148,374
Thailand	—	1,698
Other	7,328	7,190
Total	$208,208	$193,791
Amortization of prepaid tooling costs amounted to $31 and $97 for the three- and nine-month periods ended December 24, 2021, respectively, and $18 and $54 for the three- and nine-month periods ended December 25, 2020, respectively.
9. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 26, 2021	$20,106
Currency translation	(63)
Balance at December 24, 2021	$20,043

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Intangible assets, net is as follows:

	December 24, 2021
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$35,558	$14,580	$20,978	10 years
Customer relationships	6,899	6,640	259	9 years
Process technology	13,100	1,470	11,630	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	54	146	5 years
Legacy trademarks	629	57	572
Other	32	32	—
Total	$60,468	$24,483	$35,985

	March 26, 2021
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$32,751	$12,307	$20,444	10 years
Customer relationships	6,193	5,865	328	9 years
Process technology	13,100	651	12,449	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	24	176	5 years
Legacy trademarks	627	58	569
Other	32	32	—
Total	$56,953	$20,587	$36,366
Intangible assets amortization expense was $1,087 and $3,190 for the three- and nine-month periods ended December 24, 2021, respectively, and $926 and $2,310 for the three- and nine-month periods ended December 25, 2020, respectively. The majority of the Company’s intangible assets are related to patents as noted above. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When the Company capitalizes patent defense costs, it amortizes these costs over the remaining estimated useful life of the patent, which is generally 10 years. There were no significant costs capitalized during either of the first nine months of fiscal years 2022 or 2021.
As of December 24, 2021, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

Remainder of 2022	$935
2023	3,612
2024	3,480
2025	3,260
2026	3,032
Thereafter	21,666
Total	$35,985

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
10. Other Assets, net
The composition of other assets, net is as follows:

	December 24, 2021	March 26, 2021
VAT receivables long-term, net	$10,659	$8,177
Income taxes receivable long-term	11,462	—
Investments in marketable securities (1)	13,393	—
Deposits	9,680	3,573
Prepaid contracts long-term	1,466	1,295
Deferred financing costs	74	149
Other	1,344	1,419
Total	$48,078	$14,613
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
11. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	December 24, 2021	March 26, 2021
Accrued management incentives	$24,927	$21,538
Accrued salaries and wages	16,639	15,060
Base acquisition purchase price due	2,000	14,588
Deposits on AMTC Facility	—	14,531
Accrued vacation	5,423	5,739
Accrued severance	709	572
Accrued professional fees	1,949	2,029
Accrued income taxes	2,096	514
Accrued utilities	604	623
Other current liabilities	4,915	3,738
Total	$59,262	$78,932
12. Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company leases real estate, equipment and vehicles under operating lease agreements that have initial terms ranging from 1 to 10 years. The Company does not have any leases classified as finance leases. Some leases include one or more options to exercise renewal terms, generally at the Company’s sole discretion, that can extend the lease term. Certain leases contain rights to terminate whereby those termination options are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. Information regarding the Company’s leases are as follows:

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Three-Month Period Ended	Nine-Month Period Ended
	December 24, 2021	December 24, 2021
Lease costs:
Operating lease expense	$1,075	$3,378
Short term lease expense	190	332
Other information:
Operating cash flows from operating leases	$1,259	$3,733
Weighted-average remaining lease term – operating leases	5.53 years	5.53 years
Weighted-average discount rate – operating leases	4.5%	4.5%
Rent expense incurred under operating lease agreements was $1,454 and $4,226 for the three- and nine-month periods ended December 24, 2021, respectively, and $1,172 and $3,477 for the three- and nine-month periods ended December 25, 2020.
As of December 24, 2021, expirations of lease obligations by fiscal year were as follows:

Remainder of 2022	$1,056
2023	3,886
2024	3,503
2025	3,070
2026	2,597
Thereafter	4,406
Total undiscounted lease payments	$18,518
Less: present value adjustment	(2,272)
Total operating lease liabilities	$16,246
Information as Lessee under ASC 840
Future minimum lease payments for noncancellable operating leases as reported under the previous lease guidance as of March 26, 2021 are as follows:

2022	$2,887
2023	2,726
2024	2,644
2025	2,172
2026	1,773
Thereafter	3,713
Total	$15,915

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
13. Debt and Other Borrowings
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in 2027 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Revolving Credit Facility is secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the Term Loan Facility is calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. The Company’s outstanding borrowings bore an interest rate of 4.25% at December 24, 2021. As of both December 24, 2021 and March 26, 2021, the Company had $25,000 outstanding under the Term Loan Facility and had not borrowed on the Revolving Credit Facility.
Included in the Term Loan Facility were deferred financing costs of $9,374, which the Company has deducted from the carrying amount presented on its unaudited consolidated balance sheet and amortized into interest expense or recognized as loss on debt extinguishment. Included in the Revolving Credit Facility were deferred financing costs of $300, which the Company classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on its unaudited consolidated balance sheet and is amortizing those costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $174 and $249 at December 24, 2021 and March 26, 2021, respectively.
On November 26, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,196 at December 24, 2021) at the bank’s prevailing interest rate. While this line of credit initially expired on August 21, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on August 21, 2022. There were no borrowings outstanding under this line of credit as of December 24, 2021 and March 26, 2021.
On November 20, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $1,495 at December 24, 2021) at the bank’s prevailing interest rate. While this line of credit initially expired on June 30, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on June 30, 2022. There were no borrowings outstanding under this line of credit as of December 24, 2021 and March 26, 2021.
14. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	December 24, 2021	March 26, 2021
Accrued management incentives	$734	$628
Accrued retirement	10,655	10,656
Accrued contingent consideration	2,700	4,800
Provision for uncertain tax positions (net)	2,741	2,774
Other	—	275
Total	$16,830	$19,133
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
Effect on the unaudited statements of operations
Expense related to the non-United States (“U.S.”). defined benefit plan was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Service cost	$365	$296	$1,119	$843
Interest cost	158	166	485	474
Expected return on plan assets	(75)	(79)	(230)	(231)
Amortization of prior service cost	1	2	1	6
Actuarial loss	51	47	156	126
Net periodic pension expense	$500	$432	$1,531	$1,218
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets as of December 24, 2021 and March 26, 2021, using the same three-level hierarchy of fair value inputs described in the significant accounting policies included in the Company’s 2021 Annual Report.

	Fair Value at December 24, 2021	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$2,005	$2,005	$—	$—
Unit investment trust fund	1,217	—	1,217	—
Loans	578	—	—	578
Bonds	706	—	706	—
Stocks and other investments	2,338	1,224	2	1,112
Total	$6,844	$3,229	$1,925	$1,690

	Fair Value at March 26, 2021	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,646	$1,646	$—	$—
Unit investment trust fund	1,221	—	1,221	—
Loans	584	—	—	584
Bonds	1,112	—	1,112	—
Stocks and other investments	3,081	1,947	1	1,133
Total	$7,644	$3,593	$2,334	$1,717

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following table shows the change in fair value of Level 3 plan assets for the nine months ended December 24, 2021:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 26, 2021	$584	$1,133
Additions during the year	308	—
Redemptions during the year	(289)	—
Revaluation of equity securities	(5)	13
Change in foreign currency exchange rates	(20)	(34)
Balance at December 24, 2021	$578	$1,112
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
During the three- and nine-month periods ended December 24, 2021, the Company contributed approximately $344 and $1,040 to its non-U.S. pension plan, respectively. During the three- and nine-month periods ended December 25, 2020, the Company contributed approximately $249 and $736 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $1,425 to its non-U.S. pension plan in fiscal year 2022.
Other Defined Benefit Plans
In December 1993, the Company commenced with a rollover pension promise agreement (“Pension Promise”) to offer a then European employee an insured annuity upon their retirement at age 65. The employee was the only eligible participant of the Pension Promise. The impact associated with the expense and related other income with the Pension Promise was insignificant in fiscal years 2021 and 2020, respectively. The total values of the Pension Promise in the amounts of 663 and 928 British Pounds Sterling at December 24, 2021 and March 26, 2021, respectively (approximately $882 and $1,272 at December 24, 2021 and March 26, 2021, respectively), were classified with other in other assets, net and accrued retirement in other long-term liabilities in the Company’s unaudited consolidated balance sheets.
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
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled approximately $655 and $3,000 for the three- and nine-month periods ended December 24, 2021, respectively, and approximately $1,112 and $3,181 for the three- and nine-month periods ended December 25, 2020, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $209 and $639 for the three- and nine-month periods ended December 24, 2021, respectively, and approximately $207 and $592 for the three- and nine-month periods ended December 25, 2020, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
16. Commitments and Contingencies
Insurance
The Company, through its subsidiaries, utilizes self-insured employee health programs for employees in the United States. The Company records estimated liabilities for its self-insured health programs based on information provided by the third-party plan administrators, historical claims experience and expected costs of claims incurred but not reported. The Company monitors its estimated liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s unaudited consolidated financial position and results of operations. The accrued liability related to self-insurance was $863 and $1,518 as of December 24, 2021 and March 26, 2021, respectively, and was included in accrued expenses and other current liabilities in the Company’s unaudited consolidated balance sheets.
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
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at December 24, 2021 or March 26, 2021.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the unaudited consolidated statements of operations during the period such determination was made. No significant environmental accruals were established at December 24, 2021 and March 26, 2021.
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
Prior to the Company’s IPO, shares of Class A common stock were entitled to a priority dividend of 8%. After Class A shareholders received an annualized return on capital of 8%, distributions of the remaining value were split between Class A and Class L shareholders based on the achievement of certain return targets. In determining income to the Class A stockholders for computing basic and diluted earnings per share for the three- and nine-month periods ended December 25, 2020, the Company did not allocate income to the shares of Class L common stock in accordance with ASC 260, because such classes of shares would not have shared in the distribution had all of the income for the periods been distributed. Accordingly, earnings per share calculations were provided only for the Class A shares with a weighted average of 124,363,078 shares for the three-month period ended December 25, 2020.

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

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Net income attributable to Allegro MicroSystems, Inc.	$32,936	$(5,095)	$93,791	$9,309
Net income attributable to common stockholders	32,973	(5,060)	93,903	9,412
Basic weighted average shares of common stock	189,736,901	124,363,078	189,665,324	48,121,026
Dilutive effect of common stock equivalents	2,331,321	—	2,013,627	123,517,761
Diluted weighted average shares of common stock	192,068,222	124,363,078	191,678,951	171,638,787
Basic net income attributable to Allegro MicroSystems, Inc. per share	$0.17	$(0.04)	$0.49	$0.19
Basic net income attributable to common stockholders per share	$0.17	$(0.04)	$0.50	$0.20
Diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.17	$(0.04)	$0.49	$0.05
Diluted net income attributable to common stockholders per share	$0.17	$(0.04)	$0.49	$0.05
The computed net income per share for the three- and nine-month periods ended December 24, 2021 and December 25, 2020 does not assume conversion of securities that would have an antidilutive effect on income per share. As the Company was in a net loss position for the three-month period ended December 25, 2020, common stock equivalents of 57,553,282 were deemed antidilutive.
The following table represents issuable weighted average share information for the respective periods:

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Restricted stock units	1,199,816	377,767	1,046,229	125,922
Performance stock units	1,117,532	422,768	959,084	140,923
Employee stock purchase plan	13,973	—	8,314	—
Shares related to Common Stock Conversion	—	56,752,747	—	123,250,916
Total	2,331,321	57,553,282	2,013,627	123,517,761
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
During the nine months ended December 24, 2021, the Company granted 1,030,887 RSUs to employees with an estimated grant date fair value of $25.47. Stock-based compensation expense related to non-vested awards not yet recorded at December 24, 2021 was $25,133, which is expected to be recognized over a weighted-average of 1.34 years. During the nine months ended December 24, 2021, 168,717 shares vested.
PSUs are included at 100% - 200% of target goals. The intrinsic value of the PSU’s that were unvested during the nine months ended December 24, 2021 was $36,708. The total compensation cost related to unvested awards not yet recorded at December 24, 2021 was $13,765, which is expected to be recognized over a weighted average of 1.78 years. No shares vested during the nine months ended December 24, 2021.
During the nine months ended December 24, 2021, 227,530 shares of the Company’s restricted common stock vested. In addition, 24,014 shares were forfeited, which reduced common stock outstanding during the same period. The Company

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
had 154,783 unvested shares of restricted common stock at December 24, 2021 with a weighted average grant date fair value of $14.00 and remaining vesting period of 1.07 years.
The Company recorded stock-based compensation expense in the following expense categories of its unaudited consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Cost of sales	$742	$4,694	$1,992	$4,844
Research and development	1,019	2,984	2,814	3,037
Selling, general and administrative	5,859	38,198	13,841	39,020
Total stock-based compensation	$7,620	$45,876	$18,647	$46,901
19. Income Taxes
The Company recorded the following tax (benefit) provision in its unaudited consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Operating taxes	$6,517	$(12,169)	$17,785	$(9,764)
Discrete tax items	(236)	(18,354)	(1,098)	(18,149)
Provision (benefit) for income taxes	$6,281	$(30,523)	$16,687	$(27,913)
Annual operating tax rate	16.6%	34.2%	16.1%	52.8%
Effective tax rate	16.0%	85.8%	15.1%	150.9%
The Company’s provision (benefit) for income taxes is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
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
Income tax expense and the effective income tax rate were $6,281, or 16.0%, and $16,687, or 15.1%, for the three- and nine-month periods ended December 24, 2021, respectively. Income tax benefit and the effective income tax rate were $30,523, or 85.8%, and $27,913, or 150.9%, for the three- and nine-month periods ended December 25, 2020, respectively. The increase in income tax expense was primarily attributable to tax impacts of the IPO transaction recorded in the prior three- and nine-month period. The IPO transaction resulted in excess tax over financial reporting deductions related to a $40,440 stock-based compensation charge (and the related incremental tax deductions), a $16,000 one-time dividend treated as compensation expense for tax purposes, as well as a tax loss on the divestiture of Polar Semiconductor, LLC (“PSL”). The tax impacts of these transactions and other discrete transactions caused an overall U.S. NOL that will be carried back five years. Additional fluctuations in our effective income tax rate relate primarily to differences in our U.S. taxable income, estimated FDII benefits, GILTI income, research credits, non-deductible stock-based compensation charges, and discrete tax items.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
20. Related Party Transactions
Transactions involving Sanken
The Company sells products and services to, and purchases in-process products from, Sanken. In addition, prior to March 28, 2020, the Company also sold products for Sanken.
Net sales of the Company’s products and services to Sanken totaled $39,461 and $112,079 during the three- and nine-month periods ended December 24, 2021, respectively, and $26,439 and $72,570 during the three- and nine-month periods ended December 25, 2020, respectively. Trade accounts receivables, net of allowances from Sanken, totaled $28,251 and $21,595 as of December 24, 2021 and March 26, 2021, respectively. Other accounts receivable from Sanken totaled $54 and $198 as of December 24, 2021 and March 26, 2021, respectively.
Transactions involving PSL
In May 2009, the Company entered into a technology development agreement (the “IC Technology Development Agreement”) with Polar Semiconductor, Inc. (“PSI”) (subsequently changed to Polar Semiconductor, LLC), and Sanken, pursuant to which the parties agreed upon the general terms under which they may, from time to time, undertake certain activities (the “IC Process Development Activities”) to develop new technologies to be used by PSI to manufacture products for the Company and Sanken, as well as the ownership and use of such technologies following their development. The IC Technology Development Agreement provides that the expenses for all IC Process Development Activities will be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties may agree from time to time), with such expenses being paid to PSL by Sanken in the form of an up-front annual fee, with PSL being responsible for any expenses that exceed the amount of such fee. The IC Technology Development Agreement will continue in effect until such time as the Company, PSL and Sanken mutually agree to its termination or adopt a successor agreement, or in the event that the companies fail to agree upon the annual fee for that fiscal year within three months after the commencement of such fiscal year. During the three- and nine-month periods ended December 24, 2021, the Company (through PSL) received no fees from Sanken pursuant to the IC Technology Development Agreement, and, during the same periods, the Company paid no fees to PSL pursuant to the IC Technology Development Agreement. There are also no expected payments to be made during the remainder of fiscal year 2022. During the three- and nine-month periods ended December 25, 2020, the Company (through PSL) received fees of $300 and $900, respectively, from Sanken pursuant to the IC Technology Development Agreement, and, during the same periods, the Company paid fees of $300 and $900 to PSL pursuant to the IC Technology Development Agreement.
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
On March 28, 2020, the Company entered into an agreement to divest a majority of its ownership interest in PSL to Sanken, in order to better align with its fabless, asset-lite scalable manufacturing strategy (the “PSL Divestiture”). In addition, this also resulted in PSL taking over the distribution of Sanken products in the U.S. and Europe at the same time.
The Company continues to purchase in-process products from PSL.
Purchases of various products from PSL totaled $11,837 and $38,346 for the three- and nine-month periods ended December 24, 2021, respectively, and $11,558 and $33,448 for the three- and nine-month periods ended December 25, 2020, respectively. For the three- and nine-month periods ended December 25, 2020, these amounts include $1,500 and $5,000, respectively, of price support payments. The price support payments were for fiscal year 2021 only. Accounts payable to PSL included in amounts due to a related party totaled $4,051 and $1,739 as of December 24, 2021 and March 26, 2021, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Note Receivable from PSL
On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (“Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising of principal and interest accrued at 1.26% per annum, over a term of four years with payments due on the first day of each calendar year quarter (April 1st, July 1st, October 1st, and January 1st). In addition, PSL has the option of borrowing up to an additional $7,500 on or around January 1, 2023 under the same terms of the PSL Loan (“Secondary PSL Loan”, and, collectively with the Initial PSL Loan, the “PSL Promissory Notes”). The loan funds will be used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand.
Transactions involving Sanken Electric Europe Ltd. (“SEEL”)
During fiscal year ended March 26, 2021 (and following the PSL Divestiture), Sanken, through PSL formed SEEL in order to cover its distribution business in Europe. The Company, in connection with the transition services agreement with Sanken and PSL, paid certain costs on behalf of them, and as such, had no related party accounts receivable from SEEL as of December 24, 2021. The Company had related party accounts receivable from SEEL of $1,272 as of March 26, 2021.
Sublease Agreement
In 2014, the Company, through one of its subsidiaries, entered into a sublease agreement with Sanken pursuant to which the subsidiary subleases from Sanken certain office building space in Japan. The sublease automatically renews on an annual basis unless either party provides notice to the other party and can otherwise be terminated by either party upon providing six months’ prior notice. The Company made aggregate payments of approximately $56 and $166 to Sanken under the sublease agreement during the three- and nine-month periods ended December 24, 2021, respectively, and $59 and $173 during the three- and nine-month periods ended December 25, 2020, respectively.
Consulting Agreement
In December 2018 and prior to Reza Kazerounian becoming a member of the Company’s board of directors, the Company entered into a board executive advisor agreement (the “Consulting Agreement”) with Mr. Kazerounian, pursuant to which the Company engaged Mr. Kazerounian to serve as executive advisor to the board of directors and the office of Chief Executive Officer. The Consulting Agreement provides for a fee payable to Mr. Kazerounian on a monthly basis in exchange for his services (which fee was reduced from $30 per month to $19 per month in connection with Mr. Kazerounian’s appointment to the board of directors in June 2018), as well as a grant of 12,000 shares of the Company’s Class L common stock and a signing bonus of $54 in connection with the execution of the Consulting Agreement. The Consulting Agreement provides that if Mr. Kazerounian’s employment is terminated by the board of directors, he will be entitled to a severance payment in the amount of $180 as well as a six-month vesting acceleration of his shares of Class L common stock. The board of directors and Mr. Kazerounian each have the right to terminate the Consulting Agreement at any time. During the three- and nine-month periods ended December 24, 2021, the Company paid aggregate fees of $69 and $191, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement. During the three- and nine-month periods ended December 25, 2020, the Company paid aggregate fees of $82 and $262, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement.

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
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and nine-month periods ended December 24, 2021 and December 25, 2020 relate to the 13-week periods ended December 24, 2021 and December 25, 2020, respectively. All references to “2021,” “fiscal year 2021” or similar references relate to the 52-week period ended March 26, 2021.
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
We are headquartered in Manchester, New Hampshire and have a global footprint with 16 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During the three- and nine-month periods ended December 24, 2021, we generated $186.6 million and $568.4 million in total net sales, respectively, with $33.0 million and $93.9 million in net income and $54.9 million and $167.7 million in Adjusted EBITDA in such fiscal periods, respectively. During the three- and nine-month periods ended December 25, 2020, we generated $164.4 million and $416.1 million in total net sales, respectively, with $5.1 million in net loss and $9.4 million in net income and $39.6 million and $98.6 million in Adjusted EBITDA in such fiscal periods, respectively.
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
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our significant OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate revenue can be lengthy, typically between two and four years. As a result, our future revenue is highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary and pricing conditions, we expect the ASPs of our products to decline over time, and we consider design wins to be critical to our future success and anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and acceptance of our customers’ end products, which may be affected by several factors beyond our control.
Customer Demand, Orders and Forecasts
Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements, but these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers exposes us to the risks of inventory shortages or excess inventory. We continue to see demand for our products exceed supply and we are operating in a inflationary environment.
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
Our total net sales are derived from product sales to direct customers and distributors. We sell products globally through our direct sales force, third-party and related party distributors and independent sales representatives. Sales are derived from products for different applications. Shutdowns of third-party factories, in connection with COVID-19 or other factors beyond our control, have affected, and are expected to continue to affect our product sales in the next fiscal quarter. Our core applications are focused on the automotive, industrial and other industries.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration represents the gain recorded in the three months ended December 24, 2021 resulting from the adjustment in contingent consideration related to the Voxtel Acquisition.
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
Income tax provision (benefit)
Our provision or benefit for income taxes is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

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
Results of Operations
Three-Month Period Ended December 24, 2021 Compared to Three-Month Period Ended December 25, 2020
The following table summarizes our results of operations for the three-month periods ended December 24, 2021 and December 25, 2020.

	Three-Month Period Ended		Change
	December 24, 2021	December 25, 2020	$	%
	(Dollars in thousands)
Total net sales (1)	$186,629	$164,449	$22,180	13.5%
Cost of goods sold	85,464	90,024	(4,560)	(5.1)%
Gross profit	101,165	74,425	26,740	35.9%
Operating expenses:
Research and development	30,297	30,999	(702)	(2.3)%
Selling, general and administrative	37,963	67,650	(29,687)	(43.9)%
Change in fair value of contingent consideration	(2,700)	—	(2,700)	100.0%
Total operating expenses	65,560	98,649	(33,089)	(33.5)%
Operating income (loss)	35,605	(24,224)	59,829	247.0%
Other income (expense), net:
Loss on debt extinguishment	—	(9,055)	9,055	—%
Interest expense, net	(269)	(2,598)	2,329	(89.6)%
Foreign currency transaction loss	(3)	(145)	142	(97.9)%
Income in earnings of equity investment	287	949	(662)	(69.8)%
Other, net	3,634	(510)	4,144	(812.5)%
Total other income (expense), net	3,649	(11,359)	15,008	132.1%
Income (loss) before income tax provision (benefit)	39,254	(35,583)	74,837	210.3%
Income tax provision (benefit)	6,281	(30,523)	36,804	(120.6)%
Net income (loss)	32,973	(5,060)	38,033	751.6%
Net income attributable to non-controlling interests	37	35	2	5.7%
Net income (loss) attributable to Allegro MicroSystems, Inc.	$32,936	$(5,095)	$38,031	746.4%
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Three-Month Period Ended
	December 24, 2021	December 25, 2020
Total net sales	100.0%	100.0%
Cost of goods sold	45.8%	54.7%
Gross profit	54.2%	45.3%
Operating expenses:
Research and development	16.2%	18.9%
Selling, general and administrative	20.3%	41.1%
Change in fair value of contingent consideration	(1.4)%	—%
Total operating expenses	35.1%	60.0%
Operating income (loss)	19.1%	(14.7)%
Other income (expense), net:
Loss on debt extinguishment	—%	(5.5)%
Interest expense, net	(0.1)%	(1.6)%
Foreign currency transaction loss	—%	(0.1)%
Income in earnings of equity investment	0.1%	0.5%
Other, net	1.9%	(0.3)%
Total other income (expense), net	1.9%	(7.0)%
Income (loss) before income tax provision (benefit)	21.0%	(21.7)%
Income tax provision (benefit)	3.4%	(18.6)%
Net income (loss)	17.6%	(3.1)%
Net income attributable to non-controlling interests	—%	—%
Net income (loss) attributable to Allegro MicroSystems, Inc.	17.6%	(3.1)%
Total net sales
Total net sales increased by $22.2 million, or 13.5%, to $186.6 million in the three-month period ended December 24, 2021 from $164.4 million in the three-month period ended December 25, 2020. This increase was primarily due to the continued economic recovery and increase in demand across most automotive and industrial solutions. Much of the favorable growth in total net sales was attributable to higher demand for our ADAS, safety, comfort and convenience, xEV, broad-based industrial and gaming applications.
Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	December 24, 2021	December 25, 2020	Amount	%
	(Dollars in thousands)
Automotive	$130,797	$113,902	$16,895	14.8%
Industrial	31,903	23,654	8,249	34.9%
Other	23,929	26,893	(2,964)	(11.0)%
Total net sales	$186,629	$164,449	$22,180	13.5%

The increase in net sales by market was driven by increases in automotive of $16.9 million, or 14.8%, and industrial of $8.2 million, or 34.9%, partially offset by a decrease in other of $3.0 million, or 11.0%.
Automotive net sales increased in the three-month period ended December 24, 2021 compared to the three-month period ended December 25, 2020 primarily due to our customers’ increased vehicle production across most markets due to the on-going recovery from the COVID-19 pandemic. As a result, we experienced higher demand for our ADAS, safety, comfort and convenience and xEV applications during the third quarter of 2022 compared to the same period last year.
Industrial net sales improved in the three-month period ended December 24, 2021 compared to the three-month period ended December 25, 2020 due primarily to the growth across our industrial applications, including data center and factory automation.
Sales Trends by Product
The following table summarizes net sales by product:

	Three-Month Period Ended		Change
	December 24, 2021	December 25, 2020	Amount	%
	(Dollars in thousands)
Power integrated circuits	$62,859	$54,406	$8,453	15.5%
Magnetic sensors	123,543	109,457	14,086	12.9%
Photonics	227	586	(359)	(61.3)%
Total net sales	$186,629	$164,449	$22,180	13.5%
The increase in net sales by product was driven primarily by increases of $14.1 million, or 12.9%, in magnetic sensor IC product sales and $8.5 million, or 15.5%, in power integrated circuit product sales.
Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	December 24, 2021	December 25, 2020	Amount	%
	(Dollars in thousands)
Americas:
United States	$26,228	$23,934	$2,294	9.6%
Other Americas	4,921	5,620	(699)	(12.4)%
EMEA:
Europe	29,891	28,239	1,652	5.9%
Asia:
Japan	39,461	26,439	13,022	49.3%
Greater China	48,696	46,172	2,524	5.5%
South Korea	19,935	17,606	2,329	13.2%
Other Asia	17,497	16,439	1,058	6.4%
Total net sales	$186,629	$164,449	$22,180	13.5%
Net sales increased across most geographic locations in the three-month period ended December 24, 2021 compared to the three-month period ended December 25, 2020 primarily due to content and market share gains as many countries continue to experience economic expansion coming out of the COVID-19 pandemic and demand for many of our products and applications continues to rise.
Net sales in Japan grew $13.0 million, or 49.3%, which was primarily driven by higher demand for our automotive applications, particularly safety, comfort and convenience, internal combustion engine (“ICE”), xEV and ADAS. The increase in net sales of $2.5 million, or 5.5%, in Greater China and $2.3 million, or 9.6%, in the United States related to higher demand for our broad-based industrial and ADAS offerings. South Korea experienced sales growth of $2.3 million, or 13.2%, mainly due to higher demand across all automotive sectors, while Other Asia sales growth of $1.1 million, or 6.4%, was attributable primarily to higher data center demand in our industrial sector. The increase in net sales of $1.7 million, or 5.9%, in Europe, predominantly comprised of Germany and France, was primarily driven by increases in wireless infrastructure and factory automation demand.
Cost of goods sold, gross profit and gross margin
Cost of goods sold decreased by $4.6 million, or 5.1%, to $85.5 million in the three-month period ended December 24, 2021 from $90.0 million in the three-month period ended December 25, 2020. The decrease in cost of goods sold was primarily attributable to decreases in amortization of manufacturing cost absorptions and conversion costs and lower Voxtel impacts, mainly from the discontinuation of a product line, partially offset by higher overall production volume in the third quarter of 2022.
Gross profit increased by $26.7 million, or 35.9%, to approximately $101.1 million in the three-month period ended December 24, 2021 from $74.4 million in the three-month period ended December 25, 2020. The increase in gross profit was driven by a $22.2 million operational increase in net sales to all markets discussed above coupled with the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses decreased by $0.7 million, or 2.3%, to $30.3 million in the three-month period ended December 24, 2021 from $31.0 million in the three-month period ended December 25, 2020. This decrease was primarily due to decreases in stock-based compensation expense of $2.0 million and inventory and supplies of $1.0 million, partially offset by a combined $2.2 million increase in employee-related variable compensation costs, as well as general operating expenses, including dues and subscriptions.
R&D expenses represented 16.2% of our total net sales for the three-month period ended December 24, 2021, a decrease from 18.9% of our total net sales for the three-month period ended December 25, 2020. This percentage decrease was primarily due to the growth in net sales in the three-month period ended December 24, 2021 and, to a lesser extent, the impacts to R&D expenses discussed above.
SG&A expenses
SG&A expenses decreased by $29.7 million, or 43.9%, to $38.0 million in the three-month period ended December 24, 2021 from $67.7 million in the three-month period ended December 25, 2020. This decrease was primarily due to lower stock-based compensation expense of $32.3 million and combined decrease in facilities, supplies and personnel costs of $5.5 million. These lower costs were partially offset by higher general operating expenses of $8.1 million, particularly higher employee-related variable compensation and personnel costs, professional fees, contract labor costs, as well as severance expense related to the departure of an officer in the third quarter of fiscal 2022.
SG&A expenses represented 20.3% of our total net sales for the three-month period ended December 24, 2021, a decrease from 41.1% of our total net sales for the three-month period ended December 25, 2020. This percentage decrease was primarily due to the growth in net sales in the three-month period ended December 24, 2021. In addition, the percentage decrease represents the lower SG&A expenses as discussed above, as those costs were incrementally higher for the three-month period ended December 25, 2020 due in large part to IPO-related costs and accelerated vesting of the Class A and L common stock and RSU Conversion Program incurred during that period.
Loss on debt extinguishment
Loss on debt extinguishment reflected a $9.1 million loss in the three-month period ended December 25, 2020, representing the write-off of unamortized balances of previously deferred financing costs as a result of the $300.0 million Term Loan Facility principal balance repayment on November 25, 2020.
Interest expense, net
Interest expense, net was $0.3 million in the three-month period ended December 24, 2021 compared to interest expense, net of $2.6 million in the three-month period ended December 25, 2020. The decrease in interest expense was primarily due to lower outstanding debt balances during the three-month period ended December 24, 2021 attributable to mandatory interest payments on the original $325.0 million senior secured debt before repayment of $300.0 million of this balance after the IPO in the three-month period ended December 25, 2020.
Foreign currency transaction loss
We recorded an insignificant amount of foreign currency transaction loss in the three-month period ended December 24, 2021 compared to a loss of $0.1 million in the three-month period ended December 25, 2020. The foreign currency transaction loss in the three-month period ended December 24, 2021 was primarily due to the realized and unrealized losses from our UK location of $0.4 million, mostly offset by $0.2 million of realized and unrealized gains from our Philippines location, as well as approximately $0.2 million of unrealized gains on our investments in marketable securities. The foreign currency transaction loss recorded in the three-month period ended December 25, 2020 was primarily due to $0.3 million of realized and unrealized losses from our UK and Philippines locations, partly offset by $0.2 million of realized and unrealized gains from our Thailand location.
Income in earnings of equity investment
Income in earnings of equity investment reflected a $0.3 million gain in the three-month period ended December 24, 2021 compared to a $0.9 million gain in the three-month period ended December 25, 2020, representing the earnings on our 30% investment in PSL.
Other, net
Other, net increased by $4.1 million to $3.6 million of miscellaneous gain in the three-month period ended December 24, 2021 from $0.5 million of miscellaneous loss in the three-month period ended December 25, 2020. This increase was largely attributable to $3.5 million of unrealized gains on equity securities and a $0.4 million gain related to the sale of scrap metal.
Income tax provision (benefit)
Income tax expense and the effective income tax rate were $6.3 million, or 16.0%, respectively, in the three-month period December 24, 2021, and income tax benefit and the effective tax rate were $30.5 million, or 85.8%, respectively, in the three-month period December 25, 2020. The increase in income tax expense was primarily attributable to tax impacts of the IPO transaction recorded in the prior three-month period. The IPO transaction resulted in excess tax over financial reporting deductions related to a $40.4 million stock-based compensation charge (and the related incremental tax deductions), a $16.0 million one-time dividend treated as compensation expense for tax purposes, as well as a tax loss on the divestiture of PSL. The tax impacts of these transactions and other discrete transactions caused an overall U.S. NOL that will be carried back five years. Additional fluctuations in our effective income tax rate relate primarily to differences in our U.S. taxable income, estimated FDII benefits, GILTI income, research credits, non-deductible stock-based compensation charges, and discrete tax items.

Nine-Month Period Ended December 24, 2021 Compared to Nine-Month Period Ended December 25, 2020
The following table summarizes our results of operations for the nine-month periods ended December 24, 2021 and December 25, 2020.

	Nine-Month Period Ended		Change
	December 24, 2021	December 25, 2020	$	%
	(Dollars in thousands)
Total net sales (1)	$568,381	$416,099	$152,282	36.6%
Cost of goods sold	270,524	224,203	46,321	20.7%
Gross profit	297,857	191,896	105,961	55.2%
Operating expenses:
Research and development	89,441	80,509	8,932	11.1%
Selling, general and administrative	104,115	118,677	(14,562)	(12.3)%
Change in fair value of contingent consideration	(2,100)	—	(2,100)	100.0%
Total operating expenses	191,456	199,186	(7,730)	(3.9)%
Operating income (loss)	106,401	(7,290)	113,691	1559.5%
Other income (expense), net:
Loss on debt extinguishment	—	(9,055)	9,055	—%
Interest expense, net	(1,764)	(1,935)	171	(8.8)%
Foreign currency transaction loss	(55)	(1,331)	1,276	(95.9)%
Income in earnings of equity investment	792	1,407	(615)	(43.7)%
Other, net	5,216	(297)	5,513	1856.2%
Total other income (expense), net	4,189	(11,211)	15,400	137.4%
Income (loss) before income tax provision (benefit)	110,590	(18,501)	129,091	697.8%
Income tax provision (benefit)	16,687	(27,913)	44,600	(159.8)%
Net income	93,903	9,412	84,491	897.7%
Net income attributable to non-controlling interests	112	103	9	8.7%
Net income attributable to Allegro MicroSystems, Inc.	$93,791	$9,309	$84,482	907.5%
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our unaudited consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Nine-Month Period Ended
	December 24, 2021	December 25, 2020
Total net sales	100.0%	100.0%
Cost of goods sold	47.6%	53.9%
Gross profit	52.4%	46.1%
Operating expenses:
Research and development	15.7%	19.3%
Selling, general and administrative	18.3%	28.5%
Change in fair value of contingent consideration	(0.4)%	—%
Total operating expenses	33.6%	47.8%
Operating income (loss)	18.8%	(1.7)%
Other income (expense), net:
Loss on debt extinguishment	—%	(2.2)%
Interest expense, net	(0.3)%	(0.5)%
Foreign currency transaction loss	(0.1)%	(0.4)%
Income in earnings of equity investment	0.1%	0.3%
Other, net	1.0%	(0.1)%
Total other income (expense), net	0.7%	(2.9)%
Income (loss) before income tax provision (benefit)	19.5%	(4.6)%
Income tax provision (benefit)	3.0%	(6.8)%
Net income	16.5%	2.2%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	16.5%	2.2%
Total net sales
Total net sales increased by $152.3 million, or 36.6%, to $568.4 million in the nine-month period ended December 24, 2021 from $416.1 million in the nine-month period ended December 25, 2020. This increase was primarily due to the continued economic recovery and increases in demand for ADAS, safety, comfort and convenience, xEV, wireless infrastructure, personal mobility, industrial automation and gaming applications.
Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Nine-Month Period Ended		Change
	December 24, 2021	December 25, 2020	Amount	%
	(Dollars in thousands)
Automotive	$390,351	$279,759	$110,592	39.5%
Industrial	98,533	65,710	32,823	50.0%
Other	79,497	70,630	8,867	12.6%
Total net sales	$568,381	$416,099	$152,282	36.6%
Net sales to our end markets increased by $152.3 million, or 36.6%, to $568.4 million in the nine-month period ended December 24, 2021 from $416.1 million in the nine-month period ended December 25, 2020.
Automotive net sales increased in the nine-month period ended December 24, 2021 compared to the nine-month period ended December 25, 2020 due to the continued higher demand for our ADAS, safety, comfort and convenience, xEV and ICE applications.

Industrial and other net sales increased in the nine-month period ended December 24, 2021 compared to the nine-month period ended December 25, 2020 primarily due to increased demand in gaming, industrial automation, wireless infrastructure and personal mobility.
Sales Trends by Product
The following table summarizes net sales by product:

	Nine-Month Period Ended		Change
	December 24, 2021	December 25, 2020	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$195,054	$146,276	$48,778	33.3%
Magnetic sensors (“MS”)	371,806	268,956	102,850	38.2%
Photonics	1,521	867	654	75.4%
Total	$568,381	$416,099	$152,282	36.6%
The growth in net sales by product was driven by increases in magnetic sensor IC product sales of $102.9 million and in power IC product sales of $48.8 million during the nine-month period ended December 24, 2021 compared to the same period last year.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Nine-Month Period Ended		Change
	December 24, 2021	December 25, 2020	Amount	%
	(Dollars in thousands)
Americas:
United States	$80,854	$57,892	$22,962	39.7%
Other Americas	16,697	10,797	5,900	54.6%
EMEA:
Europe	97,108	70,459	26,649	37.8%
Asia:
Japan	112,079	72,570	39,509	54.4%
Greater China	142,158	116,178	25,980	22.4%
South Korea	61,614	43,733	17,881	40.9%
Other Asia	57,871	44,470	13,401	30.1%
Total	$568,381	$416,099	$152,282	36.6%
The increase in net sales across geographic locations in the nine-month period ended December 24, 2021 compared to the nine-month period ended December 25, 2020 was primarily due to content and market share gains as many countries continue to experience economic expansion coming out of the COVID-19 pandemic and demand for many of our products and applications rose year-over-year.
The increase in net sales in Japan of $39.5 million, or 54.4%, which was primarily driven by higher demand for our ICE, safety, comfort and convenience, ADAS, xEV and personal mobility offerings. The increase in net sales of $26.6 million, or 37.8%, in Europe, predominantly comprised of Germany and France, was primarily driven by increases in ICE, safety, comfort and convenience, ADAS, xEV and industrial offerings. The increase in net sales of $26.0 million, or 22.4%, in Greater China related to higher automotive demand, primarily in our ADAS and ICE applications, as well as increased demand in our industrial sectors. Net sales were higher by $28.9 million, or 42.0%, in the United States and Other Americas (predominantly Mexico), primarily driven by the COVID-19 recovery, as well as content and market share gains in ICE,

ADAS, safety, comfort and convenience and industrial applications. South Korea and Other Asia experienced sales growth of $17.9 million, or 40.9%, and $13.4 million, or 30.1%, respectively, mainly due to higher automotive demand, specifically in ADAS, safety, comfort and convenience, ICE, personal mobility and industrial motor control applications.
Cost of goods sold, gross profit and gross margin
Cost of goods sold increased by $46.3 million, or 20.7%, to $270.5 million in the nine-month period ended December 24, 2021 from $224.2 million in the nine-month period ended December 25, 2020. The increase in cost of goods sold was primarily attributable to higher production volume and increases in amortization of manufacturing cost absorptions and excess inventory reserves, specifically expenses of $3.1 million related to the discontinuation of a legacy Voxtel product line during the first nine months of 2022.
Gross profit increased by $106.0 million, or 55.2%, to $297.9 million in the nine-month period ended December 24, 2021 from $191.9 million in the nine-month period ended December 25, 2020. The increase in gross profit was driven by a $152.3 million increase in net sales in all markets, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by $8.9 million, or 11.1%, to $89.4 million in the nine-month period ended December 24, 2021 from $80.5 million in the nine-month period ended December 25, 2020. This increase was primarily due to a combined $6.4 million increase in employee-related variable compensation costs, contract labor, and inventory and supplies costs and a combined $2.5 million increase in office supplies and travel and meeting costs.
R&D expenses represented 15.7% of our total net sales for the nine-month period ended December 24, 2021, a decrease from 19.3% of our total net sales in the nine-month period ended December 25, 2020. This percentage decrease was primarily due to the growth in net sales in the nine-month period ended December 24, 2021.
SG&A expenses
SG&A expenses decreased by $14.6 million, or 12.3%, to $104.1 million in the nine-month period ended December 24, 2021 from $118.7 million in the nine-month period ended December 25, 2020. This decrease was primarily due to a $25.2 million decrease in stock-based compensation expense, partially offset by increases of $6.8 million increase in combined employee-related variable compensation and personnel costs, and inventory and supplies costs and $3.0 million in combined professional fees, severance and travel and meeting costs.
SG&A expenses represented 18.3% of our total net sales in the nine-month period ended December 24, 2021, a decrease from 28.5% of our total net sales in the nine-month period ended December 25, 2020. This percentage decrease was primarily due to the growth in net sales in the nine-month period ended December 24, 2021. In addition, the percentage decrease represents the lower SG&A expenses as discussed above, as those costs were incrementally higher for the nine-month period ended December 25, 2020 due in large part to IPO-related costs and accelerated vesting of the Class A and L common stock and RSU Conversion Program incurred during that period.
Loss on debt extinguishment
Loss on debt extinguishment reflected a $9.1 million loss in the nine-month period ended December 25, 2020, representing the write-off of unamortized balances of previously deferred financing costs as a result of the $300.0 million Term Loan Facility principal balance repayment on November 25, 2020.
Interest expense, net
Interest expense, net was relatively flat at $1.8 million for the nine months ended December 24, 2021 compared to $1.9 million for the nine months ended December 25, 2020.
Foreign currency transaction loss
Foreign currency transaction loss decreased by $1.2 million to $0.1 million in the nine-month period ended December 24, 2021 compared to $1.3 million in the nine-month period ended December 25, 2020. The foreign currency transaction loss recorded in the nine months ended December 24, 2021 was primarily due to $0.6 million of realized and unrealized losses from our UK location, mostly offset by $0.2 million of realized and unrealized gains from our Philippines location, as well as approximately $0.3 million of unrealized gains on our investments in marketable securities. The foreign currency transaction loss recorded in the nine-month period ended December 25, 2020 was primarily attributable to $2.2 million of realized and unrealized losses from our UK location, partially offset by $1.4 million of realized and unrealized gains from our Thailand location.
Income in earnings of equity investment
Income in earnings of equity investment reflected a $0.8 million gain in the nine-month period ended December 24, 2021 compared to a $1.4 million gain in the nine-month period ended December 25, 2020, representing the earnings on our 30% investment in PSL.
Other, net
Other, net increased by $5.5 million to $5.2 million of miscellaneous gains in the nine months ended December 24, 2021 from $0.3 million of miscellaneous loss in the nine months ended December 25, 2020. This increase was attributable primarily to $4.5 million of unrealized gains on marketable securities and a $0.4 million gain related to the sale of the AMTC Facility recognized during the first nine months of 2022.
Income tax provision (benefit)
Income tax expense and the effective income tax rate were $16.7 million, or 15.1%, respectively, in the nine-month period ended December 24, 2021, and income tax benefit and the effective income tax rate were $27.9 million, or 150.9%, respectively, in the nine-month period ended December 25, 2020. The increase in income tax expense was primarily attributable to tax impacts of the IPO transaction recorded in the prior nine- month period. The IPO transaction resulted in excess tax over financial reporting deductions related to a $40.4 million stock-based compensation charge (and the related incremental tax deductions), a $16.0 million one-time dividend treated as compensation expense for tax purposes, as well as a tax loss on the divestiture of PSL. The tax impacts of these transactions and other discrete transactions caused an overall U.S. NOL that will be carried back five years. Additional fluctuations in our effective income tax rate relate primarily to differences in our U.S. taxable income, estimated FDII benefits, GILTI income, research credits, non-deductible stock-based compensation charges, and discrete tax items.

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
The Non-GAAP Financial Measures are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. These Non-GAAP Financial Measures should not be considered as substitutes for GAAP financial measures such as gross profit, gross margin, net income or any other performance measures derived in accordance with GAAP. Also, in the future we may incur expenses or charges such as those being adjusted in the calculation of these Non-GAAP Financial Measures. Our presentation of these Non-GAAP Financial Measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
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
•Inventory cost amortization - Represents intercompany inventory transactions incurred from purchases made from PSL in fiscal year 2020. Such costs are one-time incurred expenses impacting our operating results during fiscal year 2021 following the disposition of PSL during the fiscal year ended March 26, 2021 (the “PSL Divestiture”). Such costs did not have a continuing impact on our operating results after our second fiscal quarter of fiscal year 2021.
•Foundry service payment - Represents foundry service payments incurred under our Price Support Agreement with PSL in respect to the guaranteed capacity at PSL to support our production forecast and are one-time costs incurred impacting our operating results during fiscal year 2021 following the PSL Divestiture. Such costs did have a continuing impact on our operating results after fiscal year 2021.
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
•Transaction fees—Represents transaction-related legal and consulting fees incurred primarily in connection with (i) the acquisition of Voxtel in fiscal year 2020, (ii) one-time transaction-related legal and consulting fees in fiscal 2021, (iii) one-time transaction-related legal, consulting and registration fees related to a secondary offering on behalf of certain shareholders in fiscal 2022, and (iv) one-time transaction-related legal and consulting fees in fiscal 2022 not related to (iii).

•Severance—Represents severance costs associated with (i) labor savings initiatives to manage overall compensation expense as a result of the declining sales volume during the applicable period, including a voluntary separation incentive payment plan for employees near retirement and a reduction in force, (ii) the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility announced and initiated in fiscal year 2020, (iii) costs related to the discontinuation of one of our product lines manufactured by Voxtel in fiscal year 2022, and (iv) nonrecurring separation costs related to the departure of an officer in fiscal year 2022.
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
Non-GAAP Profit before Tax, Non-GAAP Net Income, and Non-GAAP Basic and Diluted Earnings Per Share
We calculate non-GAAP Profit before Tax as Income before Tax Provision excluding the same items excluded above and also excluding the items below in applicable periods. We calculate non-GAAP Net Income as Net Income excluding the same items excluded above and also excluding the items below in applicable periods.
•Loss on debt extinguishment—Represents one-time costs representing deferred financing costs associated with the $300.0 million of our term loan facility repaid during the nine-month period ended December 25, 2020.
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

	Three-Month Period Ended			Nine-Month Period Ended
	December 24, 2021	September 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
	(Dollars in thousands)
Reconciliation of Gross Profit

GAAP Gross Profit	$101,165	$102,532	$74,425	$297,857	$191,896

Voxtel inventory impairment	—	271	—	3,106	—
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	1,500	—	5,000
Stock-based compensation	742	722	4,694	1,992	4,844
AMTC Facility consolidation one-time costs	—	7	607	144	1,559
Amortization of acquisition-related intangible assets	273	273	273	819	378
COVID-19 related expenses	137	316	65	796	138
Total Non-GAAP Adjustments	$1,152	$1,589	$7,139	$6,857	$14,617

Non-GAAP Gross Profit*	$102,317	$104,121	$81,564	$304,714	$206,513
Non-GAAP Gross Margin* (% of net sales)	54.8%	53.8%	49.6%	53.6%	49.6%
*Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $1,198 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $6,553 for the nine months ended December 24, 2021 and December 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $— and $768 for the nine months ended December 24, 2021 and December 25, 2020, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 24, 2021	September 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
	(Dollars in thousands)
Reconciliation of Operating Expenses

GAAP Operating Expenses	$65,560	$63,978	$98,649	$191,456	$199,186

Research and Development Expenses
GAAP Research and Development Expenses	30,297	29,590	30,999	89,441	80,509
Stock-based compensation	1,019	1,043	2,984	2,814	3,037
AMTC Facility consolidation one-time costs	—	—	1	2	2
COVID-19 related expenses	6	8	32	20	92
Transaction fees	—	—	—	—	18
Non-GAAP Research and Development Expenses	29,272	28,539	27,982	86,605	77,360

Selling, General and Administrative Expenses
GAAP Selling, General and Administrative Expenses	37,963	34,088	67,650	104,115	118,677
Stock-based compensation	5,859	4,431	38,198	13,841	39,020
AMTC Facility consolidation one-time costs	108	151	1,620	583	4,138
Amortization of acquisition-related intangible assets	23	16	71	68	80
COVID-19 related expenses	356	551	338	1,288	4,676
Transaction fees	1,085	6	1,729	1,114	3,699
Severance	578	—	(181)	746	156
Non-GAAP Selling, General and Administrative Expenses	29,954	28,933	25,875	86,475	66,908

Change in fair value of contingent consideration	(2,700)	300	—	(2,100)	—

Total Non-GAAP Adjustments	6,334	6,506	44,792	18,376	54,918

Non-GAAP Operating Expenses *	$59,226	$57,472	$53,857	$173,080	$144,268
*Non-GAAP Operating Expenses do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $19 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and labor savings costs of $—, $—, and $109 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $723 for the nine months ended December 24, 2021 and December 25, 2020, respectively, and labor savings costs of $— and $218 for the nine months ended December 24, 2021 and December 25, 2020, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 24, 2021	September 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
	(Dollars in thousands)
Reconciliation of Operating Income (Loss)

GAAP Operating Income (Loss)	$35,605	$38,554	$(24,224)	$106,401	$(7,290)

Voxtel inventory impairment	—	271	—	3,106	—
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	1,500	—	5,000
Stock-based compensation	7,620	6,196	45,876	18,647	46,901
AMTC Facility consolidation one-time costs	108	158	2,228	729	5,699
Amortization of acquisition-related intangible assets	296	289	344	887	458
COVID-19 related expenses	499	875	435	2,104	4,906
Change in fair value of contingent consideration	(2,700)	300	—	(2,100)	—
Transaction fees	1,085	6	1,729	1,114	3,717
Severance	578	—	(181)	746	156
Total Non-GAAP Adjustments	$7,486	$8,095	$51,931	$25,233	$69,535

Non-GAAP Operating Income*	$43,091	$46,649	$27,707	$131,634	$62,245
Non-GAAP Operating Margin* (% of net sales)	23.1%	24.1%	16.8%	23.2%	15.0%
*Non-GAAP Operating Income and the corresponding calculation of non-GAAP Operating Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $1,217 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, labor savings costs of $—, $—, and $109 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $7,276 for the nine months ended December 24, 2021 and December 25, 2020, respectively, labor savings costs of $— and $218 for the nine months ended December 24, 2021 and December 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $— and $768 for the nine months ended December 24, 2021 and December 25, 2020, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 24, 2021	September 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
	(Dollars in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

GAAP Net Income (Loss)	$32,973	$33,223	$(5,060)	$93,903	$9,412

Interest expense, net	269	1,150	2,598	1,764	1,935
Income tax provision (benefit)	6,281	6,143	(30,523)	16,687	(27,913)
Depreciation & amortization	12,011	12,339	12,199	36,522	36,225
EBITDA	$51,534	$52,855	$(20,786)	$148,876	$19,659

Non-core (gain) loss on sale of equipment	(19)	(296)	(7)	(350)	286
Voxtel inventory impairment	—	271	—	3,106	—
Miscellaneous legal judgment charge	—	—	574	—	574
Loss on debt extinguishment	—	—	9,055	—	9,055
Foreign currency translation loss (gain)	3	(202)	145	55	1,331
Income in earnings of equity investment	(287)	(226)	(949)	(792)	(1,407)
Unrealized gains on investments	(3,504)	(978)	—	(4,482)	—
Stock-based compensation	7,620	6,196	45,876	18,647	46,901
AMTC Facility consolidation one-time costs	108	158	2,228	729	5,699
COVID-19 related expenses	499	875	435	2,104	4,906
Change in fair value of contingent consideration	(2,700)	300	—	(2,100)	—
Transaction fees	1,085	6	1,729	1,114	3,717
Severance	578	—	(181)	746	156
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	1,500	—	5,000
Adjusted EBITDA*	$54,917	$58,959	$39,619	$167,653	$98,575
Adjusted EBITDA Margin* (% of net sales)	29.4%	30.5%	24.1%	29.5%	23.7%
*Adjusted EBITDA and the corresponding calculation of Adjusted EBITDA Margin do not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $1,217 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and labor savings costs of $—, $—, and $109 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $7,276 for the nine months ended December 24, 2021 and December 25, 2020, respectively, and labor savings costs of $— and $218 for the nine months ended December 24, 2021 and December 25, 2020, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 24, 2021	September 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
	(Dollars in thousands)
Reconciliation of Income (Loss) before Tax Provision (Benefit)

GAAP Income (Loss) before Tax Provision (Benefit)	$39,254	$39,366	$(35,583)	$110,590	$(18,501)

Non-core (gain) loss on sale of equipment	(19)	(296)	(7)	(350)	286
Voxtel inventory impairment	—	271	—	3,106	—
Miscellaneous legal judgment charge	—	—	574	—	574
Loss on debt extinguishment	—	—	9,055	—	9,055
Foreign currency translation loss (gain)	3	(202)	145	55	1,331
Income in earnings of equity investment	(287)	(226)	(949)	(792)	(1,407)
Unrealized gains on investments	(3,504)	(978)	—	(4,482)	—
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	1,500	—	5,000
Stock-based compensation	7,620	6,196	45,876	18,647	46,901
Interest on repaid portion of Term Loan Facility	—	—	2,163	—	2,163
AMTC Facility consolidation one-time costs	108	158	2,228	729	5,699
Amortization of acquisition-related intangible assets	296	289	344	887	458
COVID-19 related expenses	499	875	435	2,104	4,906
Change in fair value of contingent consideration	(2,700)	300	—	(2,100)	—
Transaction fees	1,085	6	1,729	1,114	3,717
Severance	578	—	(181)	746	156
Total Non-GAAP Adjustments	$3,679	$6,393	$62,912	$19,664	$81,537

Non-GAAP Profit before Tax*	$42,933	$45,759	$27,329	$130,254	$63,036
*Non-GAAP Profit before Tax does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $1,217 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, labor savings costs of $—, $—, and $109 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $7,276 for the nine months ended December 24, 2021 and December 25, 2020, respectively, labor savings costs of $— and $218 for the nine months ended December 24, 2021 and December 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $— and $768 for the nine months ended December 24, 2021 and December 25, 2020, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 24, 2021	September 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
	(Dollars in thousands)
Reconciliation of Income Tax Provision (Benefit)

GAAP Income Tax Provision (Benefit)	$6,281	$6,143	$(30,523)	$16,687	$(27,913)
GAAP effective tax rate	16.0%	15.6%	85.8%	15.1%	150.9%

Tax effect of adjustments to GAAP results	561	946	34,872	3,598	37,539

Non-GAAP Provision for Income Taxes *	$6,842	$7,089	$4,349	$20,285	$9,626
Non-GAAP effective tax rate	15.9%	15.5%	15.9%	15.6%	15.3%
*Non-GAAP Provision for Income Taxes does not include tax adjustments for the following components of our net income: additional AMTC related costs, labor savings costs, and out of period adjustment for depreciation expense of GMR assets. The related tax effect of those adjustments to GAAP results were $—, $— and $297 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and $— and $1,851 for the nine months ended December 24, 2021 and December 25, 2020, respectively.

	Three-Month Period Ended			Nine-Month Period Ended
	December 24, 2021	September 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
	(Dollars in thousands)
Reconciliation of Net Income (Loss)

GAAP Net Income (Loss)	$32,973	$33,223	$(5,060)	$93,903	$9,412
GAAP Basic Earnings (Loss) per Share	$0.17	$0.18	$(0.04)	$0.50	$0.20
GAAP Diluted Earnings (Loss) per Share	$0.17	$0.17	$(0.04)	$0.49	$0.05

Non-core (gain) loss on sale of equipment	(19)	(296)	(7)	(350)	286
Voxtel inventory impairment	—	271	—	3,106	—
Miscellaneous legal judgment charge	—	—	574	—	574
Loss on debt extinguishment	—	—	9,055	—	9,055
Foreign currency translation loss (gain)	3	(202)	145	55	1,331
Income in earnings of equity investment	(287)	(226)	(949)	(792)	(1,407)
Unrealized gains on investments	(3,504)	(978)	—	(4,482)	—
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	1,500	—	5,000
Stock-based compensation	7,620	6,196	45,876	18,647	46,901
Interest on repaid portion of Term Loan Facility	—	—	2,163	—	2,163
AMTC Facility consolidation one-time costs	108	158	2,228	729	5,699
Amortization of acquisition-related intangible assets	296	289	344	887	458
COVID-19 related expenses	499	875	435	2,104	4,906
Change in fair value of contingent consideration	(2,700)	300	—	(2,100)	—
Transaction fees	1,085	6	1,729	1,114	3,717
Severance	578	—	(181)	746	156
Tax effect of adjustments to GAAP results	(561)	(946)	(34,872)	(3,598)	(37,539)

Non-GAAP Net Income*	$36,091	$38,670	$22,980	$109,969	$53,410
Basic weighted average common shares	189,736,901	189,673,788	124,363,078	189,665,324	48,121,026
Diluted weighted average common shares	192,068,222	191,676,422	181,916,360	191,678,951	171,638,787
Non-GAAP Basic Earnings per Share	$0.19	$0.20	$0.18	$0.58	$1.11
Non-GAAP Diluted Earnings per Share	$0.19	$0.20	$0.13	$0.57	$0.31
*Non-GAAP Net Income does not include adjustments for the following components of our net income: (i) additional AMTC related costs of $—, $—, and $1,217 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, labor savings costs of $—, $—, and $109 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and (ii) additional AMTC related costs of $— and $7,276 for the nine months ended December 24, 2021 and December 25, 2020, respectively, labor savings costs of $— and $218 for the nine months ended December 24, 2021 and December 25, 2020, respectively, and out of period adjustment for depreciation expense of GMR assets of $— and $768 for the nine months ended December 24, 2021 and December 25, 2020, respectively, and (iii) the related tax effect of adjustments to GAAP results $—, $—, and $297 for the three months ended December 24, 2021, September 24, 2021, and December 25, 2020, respectively, and $— and $1,851 for the nine months ended December 24, 2021 and December 25, 2020, respectively.

Liquidity and Capital Resources
As of December 24, 2021, we had $259.2 million of cash and cash equivalents and $368.4 million of working capital compared to $197.2 million of cash and cash equivalents and $313.9 million of working capital as of March 26, 2021. Working capital is impacted by the timing and extent of our business needs.
Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2022 is to utilize excess cash on hand to support our growth initiatives into select markets and planned capital expenditures. As of December 24, 2021, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to debt and borrowing capacity, leases and noncancellable purchase commitments and pension and defined contribution plans, see Note 15, “Commitments and Contingencies”, Note 12, “Debt and Other Borrowings” and Note 14, “Retirement Plans” to the Company’s 2021 Annual Report.
We have experienced and expect to continue to experience—to a smaller degree—increases in accounting, legal and professional fees and other costs associated with being a public company. We believe that our existing cash resources, together with our access to the capital markets and unutilized loan facilities, will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next twelve months. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all.
Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the nine-month periods ended December 24, 2021 and December 25, 2020:

	Nine-Month Period Ended
	December 24, 2021	December 25, 2020
	(dollars in thousands)
Net cash provided by operating activities	$118,558	$63,534
Net cash used in investing activities	(50,123)	(50,401)
Net cash used in financing activities	(6,209)	(72,186)
Effect of exchange rate changes on cash and cash equivalents	604	3,350
Net increase in cash and cash equivalents and restricted cash	$62,830	$(55,703)
Operating Activities
Net cash provided by operating activities was $118.6 million in the nine months ended December 24, 2021, resulting primarily from our net income of $93.9 million and noncash charges of $50.0 million, partially offset by a net decrease in operating assets and liabilities of $25.4 million. Net changes in operating assets and liabilities consisted of a $11.9 million increase in prepaid expenses, a $9.9 million decrease in accrued expenses and other current and long-term liabilities, a $6.1 million increase in trade accounts receivable, net, and a $2.8 million increase in net amounts due from related parties, partially offset by a $3.3 million decrease in inventories and a $2.0 million increase in trade accounts payable. The increase in prepaid expenses and other assets were primarily due to an increase in prepaid contracts and deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The decrease in accrued expenses and other current and long-term liabilities was primarily due to the release of deposits related to the sale of our AMTC Facility and reduction of the balance due on the Voxtel acquisition, partially offset by higher accrued personnel costs, particularly for management incentive bonuses, and higher income taxes due. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts from customers. The increase in net amounts due from related parties was primarily due to variations in the timing of such payments in the ordinary course of business. The decrease in inventories was primarily a result of the continued drawdown after building inventory up in prior periods to support anticipated sales growth and recovery from the COVID-19 pandemic. Accounts payable increased mainly due to higher operating purchases, including unpaid capital expenditures of $4.9 million, partially offset by the timing of payments to vendors and suppliers.
Net cash provided by operating activities was $63.5 million in the nine-month period ended December 25, 2020, resulting primarily from our net income of $9.4 million and noncash charges of $79.0 million, partially offset by a net increase in operating assets and decrease in operating liabilities of $24.9 million. Net changes in operating assets and liabilities consisted of a $29.7 million increase in prepaid expenses, a $6.0 million increase in trade accounts receivable, net and a $1.2 million decrease in accrued expenses and other current and long-term liabilities, partially offset by a $8.3 million decrease in net amounts due from related parties, a $2.4 million increase in trade accounts payable, a $1.1 million decrease in inventories and a $0.1 million decrease in accounts receivable – other. The increase in prepaid expenses and other assets, excluding the impact of the noncash removal of PSL-related assets of $5.2 million and the acquisition of Voxtel, included an $18.7 million increase in prepaid taxes, a $3.6 million increase in VAT receivables, a $3.5 million increase in prepaid insurance and a $2.8 million increase in amortizable patent costs. Changes related to trade accounts receivable, net, accounts receivable – other, and due from/to related parties were primarily due to variations in the timing of such payments in the ordinary course of business. The decrease in accrued expenses and other current and long-term liabilities is the result of a $14.9 million increase in balances from March 27, 2020, adjusted for $26.5 million of noncash increases related to the Voxtel acquisition primarily for deferred and contingent consideration, offset by the $7.6 million impact of the noncash removal of PSL and Sanken distribution related assets. Trade accounts payable were impacted by the noncash removal of PSL-related liabilities of $4.2 million, with the difference due to timing of such payments in the ordinary course of business. The $1.1 million inventory decrease is the result of a $33.2 million reduction in balances from March 27, 2020, offset by a $32.3 million impact of the noncash removal of PSL and Sanken distribution business related assets and $3.0 million of noncash inventory provisions, reduced by $3.1 million of inventory added in the acquisition of Voxtel.
Investing Activities
Net cash used in investing activities primarily consists of purchases and sales of property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment. We expect our multi-year transition from an integrated device manufacturer to our current fabless, asset-lite manufacturing model, including the completion of the PSL Divestiture, will result in a stabilization of capital expenditures in the future.
Net cash used in investing activities was $50.1 million in the nine months ended December 24, 2021, consisting of purchases of property, plant and equipment of $55.8 million, payments related to the acquisition of Voxtel of $12.5 million, and purchases of marketable securities of $9.2 million, partially offset by $27.4 million of cash received for the sale of the AMTC Facility.
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
Financing Activities
Net cash used in financing activities was $6.2 million in the nine months ended December 24, 2021, consisting of funds loaned to PSL of $7.5 million, partially offset by $1.3 million of proceeds received in connection with the issuance of common stock under our employee stock purchase plan.
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
Debt Obligations
On September 30, 2020, we entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility due in 2027 (the “Term Loan Facility”). On September 30, 2020, we also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). As of December 24, 2021, we had $25.0 million in aggregate principal amount of debt outstanding under our Senior Secured Credit Facilities.
Description of Credit Facilities
Term Loan Facility
The Term Loan Facility bears interest at a rate per year of, at our option, either (i) the Base Rate (as defined in the credit agreement) plus an applicable margin from 2.75% to 3.00% depending on our net leverage ratio, or (ii) the Eurodollar Rate (as defined in the credit agreement) plus an applicable margin from 3.75% to 4.00% depending on our net leverage ratio. The Eurodollar Rate is subject to a floor of 0.50%. At December 24, 2021, all term loan borrowings were designated as Eurodollar loans and bore interest of 4.25%.
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
Revolving Credit Facility
The Revolving Credit Facility bears interest at a rate per year of, at our option, the Base Rate plus 1.50%, the Cost of Funds Rate (as defined in the credit agreement) plus 2.50%, or the Eurodollar Rate plus 2.50%. In addition, commencing on the last business day of December 2020, we are required to pay, on a quarterly basis, a non-refundable commitment fee of 0.50% per year on the average daily unused commitments under the Revolving Credit Facility.
We incurred financing costs of $0.3 million in connection with the Revolving Credit Facility, which we classified the related short-term and long-term portions within Prepaid expenses and other current assets and Other assets on our unaudited consolidated balance sheet and are amortizing these costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $0.2 million at December 24, 2021.
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
AMPI Credit Facilities
On November 26, 2019, AMPI entered into a line of credit agreement with Union Bank of the Philippines, Inc. that provides for a maximum borrowing capacity of 60.0 million Philippine pesos (approximately $1.2 million) at the bank’s prevailing interest rate. While this line of credit initially expired on August 21, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on August 21, 2022. There were no borrowings outstanding under this line of credit as of December 24, 2021 and March 26, 2021.
On November 20, 2019, AMPI entered into a line of credit agreement with BDO Unibank that provides for a maximum borrowing capacity of 75.0 million Philippine pesos (approximately $1.5 million) at the bank’s prevailing interest rate. While this line of credit initially expired on June 30, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on June 30, 2022. There were no borrowings outstanding under this line of credit as of December 24, 2021 and March 26, 2021.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 24, 2021. Based on the evaluation of our disclosure controls and procedures as of December 24, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
(a) Exhibits

Exhibit No.	Description of Exhibit

4.1	Form of Indenture (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-3ASR filed on November 1, 2021).

10.1	Loan Agreement, dated as of December 2, 2021, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC.

10.2	Offer Letter, dated as of January 6, 2022, by and between Allegro MicroSystems, Inc. and Derek D’Antilio. *

10.3	Severance Agreement, dated as of January 10, 2022, by and between Allegro MicroSystems, Inc. and Derek D’Antilio. *

10.4	Offer Letter, dated as of October 15, 2021, by and between Allegro MicroSystems, Inc. and Sharon S. Briansky. *

10.5	Severance Agreement, dated as of December 6, 2021, by and between Allegro MicroSystems, Inc. and Sharon S. Briansky. *

10.6	Consulting Agreement, dated as of January 10, 2022, by and between Allegro MicroSystems, Inc. and Paul V. Walsh, Jr. *

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).
* Indicates management contract or compensatory plan, contract or arrangement.
** Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date: February 2, 2022	By:	/s/ Ravi Vig
Ravi Vig
President and Chief Executive Officer (principal executive officer)

Date: February 2, 2022	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)