Form 10-K
period 2022-03-25
ALLEGRO MICROSYSTEMS, INC.
filed 2022-05-18
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 25, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
Commission File Number: 001-39675
__________________________________
ALLEGRO MICROSYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)
__________________________________

Delaware		46-2405937
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

955 Perimeter Road
Manchester,	New Hampshire	03103
(Address of principal executive offices)		(Zip Code)
(603) 626-2300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
__________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALGM	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
As of September 24, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1.9 billion based on the closing sale price as reported on the NASDAQ Global Select Market on such date.
As of May 6, 2022, the registrant had 190,500,630 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2022 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended March 25, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A “Risk Factors” in this Annual Report. These risks and uncertainties include, but are not limited to:
•downturns or volatility in general economic conditions, including as a result of the COVID-19 pandemic, particularly in the automotive market;
•our ability to compete effectively, expand our market share and increase our net sales and profitability;
•our reliance on a limited number of third-party wafer fabrication facilities and suppliers of other materials;
•our failure to adjust purchase commitments and inventory management based on changing market conditions or customer demand;
•shifts in our product mix or customer mix, which could negatively impact our gross margin;
•the cyclical nature of the analog semiconductor industry;
•any downturn in the automotive market;
•our ability to compensate for decreases in average selling prices of our products and increases in input costs;
•any disruptions at our primary third-party wafer fabrication facilities;
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
•COVID-19 induced lock-downs and suppression on our supply chain and customer demand;
•our ability to develop new product features or new products in a timely and cost-effective manner;
•our ability to manage growth;
•any slowdown in the growth of our end markets;
•the loss of one or more significant customers;
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
•the volatility of currency exchange rates;
•our ability to raise capital to support our growth strategy;
•our indebtedness may limit our flexibility to operate our business;
•our ability to effectively manage our growth and to retain key and highly skilled personnel;
•our ability to protect our proprietary technology and inventions through patents or trade secrets;
•our ability to commercialize our products without infringing third-party intellectual property rights;
•disruptions or breaches of our information technology systems or those of our third-party service providers;
•our principal stockholders have substantial control over us;
•the inapplicability of the “corporate opportunity” doctrine to any director or stockholder who is not employed by us;
•the dilutive impact on the price of our shares upon future issuance by us or future sales by our stockholders;
•our lack of intent to declare or pay dividends for the foreseeable future;
•anti-takeover provisions in our organizational documents and General Corporation Law of the State of Delaware (the “DGCL”);
•the exclusive forum provision in our Certificate of Incorporation for disputes with stockholders;
•our inability to design, implement or maintain effective internal control over financial reporting;
•changes in tax rates or the adoption of new tax legislation; and
•other events beyond our control.
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
Company Overview
The Company is a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling critical technologies in the automotive and industrial markets. We are a leading supplier of power ICs and a market share leader in magnetic sensor ICs driven by our market leadership in the automotive market. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor driver, power management and light emitting diode (“LED”) driver ICs. Our photonics portfolio provides eye-safe distance measurement and 3D imaging solutions. We believe that our technology expertise combined with our deep applications knowledge and strong customer relationships enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and are easier for customers to use.
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
Our longstanding history of innovation over multiple economic and technology cycles in the semiconductor industry is built on our market leading magnetic sensor IC technology. Our “first of its kind” approach took the complexity of magnetic systems design and embedded it within our solutions, dramatically simplifying the customers’ design effort while increasing system reliability. This is a pattern we have repeated over consecutive generations of products, enabling us to establish a strong presence in the most rigorous and demanding automotive markets. Our portfolio now includes more than 1,000 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. By developing sophisticated, analog mixed-signal IC solutions that incorporate our patented intellectual property, proprietary and robust process technologies and our unique packaging know-how, we believe we are well-positioned to compete across all of our target markets. Our established position as an incumbent supplier for the automotive market and our long product life cycles attest to the strength of this competitive advantage.
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
We have maintained our sensor IC leadership and built our power IC business through successfully developing deep customer relationships over time. We commonly collaborate with customers early on over a multi-year period in order to design products capable of meeting demanding performance and quality requirements. Through this customer collaboration in product design, we believe we have unique insight into market trends and customer requirements for new, improved and innovative products. We believe that these insights enable us to develop differentiated solutions, often in advance of our competitors.
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
Beginning in 2016, we began a multi-year strategic transition to extend our market leadership in high-growth markets, improve our operating model through a fabless and asset-lite manufacturing strategy, increase our IC design footprint and capacity, and accelerate growth through enhanced sales operations. To date, we believe we have begun to successfully realize many of the key objectives of this transition, and we expect to continue to benefit from initiatives put in place to further enhance our competitiveness, growth and profitability. As part of our strategic transformation, we began to streamline manufacturing to reduce fixed costs. This resulted in the divestiture of our wafer manufacturing facility, Polar Semiconductor, LLC (“PSL”), in March 2020 (see “The PSL Divestiture” below), and the closure of our manufacturing facility in Thailand (the “AMTC Facility”) as of March 2021. In our current fabless, asset-lite manufacturing model, we use external wafer manufacturing consisting of both standard and proprietary processes, along with internal and external assembly and test capabilities to provide both flexibility and scale. Through our subcontractor manufacturers, we are able to employ our proprietary wafer fabrication processes while leveraging our subcontractors’ manufacturing technologies and high-volume capacity. Our use of both internal and external assembly and test capabilities is designed to balance the protection of our proprietary technology and processes while achieving automotive quality manufacturing at scale.
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
Because the combination of an internal combustion engine and an electric powertrain balances efficiency and cost, production of vehicles that have both ICE and an electric powertrain are expected to represent the majority of xEV shipments through 2030. As a proven and experienced supplier of ICE powertrain ICs that support engine efficiency, and as an expert in delivering ICs supporting power efficiency in HEV and electric vehicles, we believe we are uniquely positioned to support the intersection of ICE and electric powertrains, providing the critical automotive-grade components required to enable energy-efficient and cost-effective hybrid vehicles. We believe this allows us to take advantage of the significant semiconductor content increases expected to result from the xEV migration.
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
Our portfolio of photonic and 3D sensing devices, through our acquisition of Voxtel, Inc. (“Voxtel”), addresses the “sense” opportunity in ADAS systems. Our LiDAR components, which include ultra-miniature lasers, photodetectors and custom integrated circuits, focus on eye-safe technology that provides high-accuracy distance measurements used to generate 3D LiDAR images required for object detection and avoidance when driving at highway speeds.
While the market is still in the early stages of adopting new ADAS technologies, we already ship more than 150 million devices every year that enable fundamental safety and drive features in ADAS applications. We believe our track record of supplying devices for safety applications and experience reliably supporting ADAS features in high-end vehicles, combined with increased penetration of ADAS as it scales from luxury vehicles to mainstream and economy vehicles, positions us to expand our early lead in this rapidly growing opportunity.
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
Smart Factories and Energy Efficiency
The advent of Industry 4.0, increasing demand for renewable energy and the adoption of green technologies represent additional meaningful growth opportunities for us. We believe we can leverage our technology leadership in solutions optimized for high-temperature, high-voltage and high-reliability conditions to expand our presence in these markets. In particular, we believe we have the potential to leverage the synergy between our power and sensor solutions, including motor drivers, voltage regulators, display drivers, and current, position and speed sensors, into under-penetrated opportunities within industrial automation, and personal mobility, as well as green energy opportunities including renewable energy applications, like solar.
Market Share Expansion
Within our target markets, a key element of our growth strategy is to increase share through portfolio and customer expansion. We are a market share leader in the magnetic sensor IC market and believe there is still considerable runway to expand our share and continue to grow this foundational business. For example, over the last five years, we introduced new position sensor ICs and quickly ramped revenue in motion control applications, particularly in the ADAS market. We believe similar share growth opportunities exist in other adjacent areas of the magnetic sensor IC market.
We are also just beginning to leverage our power IC products to increase our total content within automotive and industrial applications. For example, over the last five years, we introduced new power devices, including motor driver ICs, and ramped revenue in the automotive ADAS and data center markets. Our revenue in these new areas has grown approximately 50% faster than the overall growth of the brushless direct current (“BLDC”) motor market during the same period. We believe this is indicative of the success of our footprint expansion strategy and the potential for significant share gains with continued execution on that strategy.

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
With the growth of semiconductor content opportunities related to xEV and ADAS penetration already accelerating, we have seen significant increases in our electronic system content per vehicle. For example:
•We average thirteen devices per vehicle, with as many as 80 devices in a high-end, luxury vehicle adopting early ADAS features. We believe the rapid increase in adoption of ADAS features will result in a similar increase in our average number of devices per vehicle as those features move into mid- and lower-range vehicles.
•In addition, in a popular mid-sized 2022 model sedan shipped worldwide, our content per vehicle increased by over 50% as the vehicle model transitioned from ICE to a battery EV. According to our internal estimates and third-party sources, in a standard ICE model, we believe that we have a total opportunity of $37 increasing up to $59 of potential content in xEV vehicles.
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
Established technology leadership, strong intellectual property and system-level expertise
We believe our technology leadership is based on our strong intellectual property portfolio in analog mixed-signal circuit design, our sensor and power IC process technology innovations, and our intelligent packaging expertise. Additionally, we believe our system-level knowledge resulting from close customer collaboration enables us to understand our customers’ specific system requirements and more quickly and effectively develop advanced solutions to meet their needs. For example, our innovations in Hall-effect and xMR sensor ICs include assemblies with integrated magnets and optimized silicon design to enable precise robust performance in high-temperature and high-voltage environments. To date, we believe that our competitors have not been able to duplicate the resulting performance advantage. We have expanded innovations in the field of magnetic sensor ICs to the power IC market, where our solutions are developed using our proprietary 100V-capable wafer technology, which enables the efficient integration of various power circuits and proprietary motor control algorithms into one small form factor device. This reduces the solution footprint, increases system efficiency and simplifies our customer’s motor design process, all of which represent key customer requirements. In our newly acquired photonics portfolio, our ultra-miniature lasers provide an eye-safe, long-range light source that can be detected by our proprietary Indium Gallium Arsenide (“InGaAs”) photodiodes that are tightly coupled to our high accuracy, high speed, silicon read out integrated circuits (“ROICs”). We believe these innovations have created tangible performance benefits in a variety of customer end products across a broad range of applications, from traditional 12-volt internal combustion engines to 48-volt mild hybrid vehicles, autonomous vehicles, and from industrial robotics to server and data center hardware.
Broadly diversified business focused on high value customers and end markets
Given the breadth of our customer relationships worldwide, our net sales are diversified across automotive and industrial customers, sales channels and geographies. We believe this diversity contributes to our growth opportunity by providing us early access to emerging customer applications and helping us to maintain relative stability in net sales across the business cycles common to the semiconductor industry. During the most recent global recession in 2008, and during the COVID-19 pandemic, our regional and target market diversification enabled us to partially offset regional or customer demand weakness. For example, recently, our presence in growing, high content electric vehicle systems has helped offset reductions in automotive production generally, and we have been able to capitalize on increased demand for data center infrastructure. Diversification, particularly geographically and within the automotive industry, has enabled us to continue to invest across business cycles, pursue multiple growth opportunities and employ our research and development efforts and technology expertise across multiple products and end markets.
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
Fabless, asset-lite, scalable operations with flexible, advanced manufacturing infrastructure
Over the course of our multi-year strategic transformation, including our completion of the PSL Divestiture in March 2020, we became a fabless semiconductor company, while retaining certain ownership rights in and a strategic customer relationship with PSL to enhance our security of supply. This has contributed to improving our historical gross margins over the last four years from the 40% range to the 54% range today. Becoming a fabless semiconductor company has also enabled us to access the technology base available through partnerships with strategic contract semiconductor wafer fabrication plants (“fabs”) to which we bring our advanced proprietary processes. Wafers using our proprietary fabrication processes are very often manufactured at multiple wafer foundries, sometimes on dedicated customized tools. We believe this strategy will provide us with enhanced security of supply. Our major fab partners currently include PSL, United Microelectronics Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Company (“TSMC”). We believe that we have developed a flexible and efficient manufacturing model that will continue to reduce our capital requirements, lower our operating costs, enhance reliability of supply and support our continued growth in future periods.
We have successfully reduced our manufacturing footprint by approximately half over the last three years as we optimized our manufacturing capabilities in packaging through a mix of internal and external capacity. In addition, the closure of the AMTC Facility as of March 2021 reduced our remaining manufacturing square footage by approximately an additional 45%. In addition to the implementation of our fabless, asset-lite scalable manufacturing strategy, we believe the AMTC Facility closure as part of our manufacturing footprint optimization strategy further enhanced our gross margins. Our primary internal assembly and test facility based in Manila, Philippines (the “AMPI Facility”) provides high-volume production capacity while facilitating the protection of our proprietary process technology, particularly for the assembly and testing of our magnetic sensor products. Additionally, we make use of other third-party assembly and second-source manufacturers for industry standard packaging. We are certified under IATF 16949:2016, the automotive sector-specific quality management system standard, and are a major supplier to Japanese automotive manufacturers, who are recognized industry-wide as having very stringent quality standards with respect to safety and reliability. We also have qualified and use external assembly and test facilities to enable flexible capacity utilization and technology access.
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
Experienced and established management team
Our executive management team averages approximately 20 years of semiconductor industry experience. We believe our team has a proven track record of operating in fast-paced, innovation-driven and values-based cultures. Our management team is committed to innovating with purpose, supporting sustainability and managing with transparency.
We believe that our executive management team’s ability to successfully execute on our strategic transformation demonstrates their strong capabilities. Additionally, their experience of effectively managing through various industry cycles and technology transitions provides us with steady, reliable leadership, uniquely capable of identifying strong investments, executing through changes and maintaining stability during periods of market uncertainty.
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
Emphasize our automotive “first” philosophy to align our product development with the most rigorous applications and safety standards
We are a leading supplier of magnetic sensor ICs for the automotive market because we have been intentional about incorporating support for the stringent automotive operating voltages, temperature ranges and safety and reliability standards into every part of our operations, from design to manufacturing. By designing our products from the ground up to operate at high temperatures and at high voltages, we have built a strong technical reputation among our automotive customers. We believe our focus on meeting or exceeding industry standards as the baseline for product development increases our opportunity in the automotive market as customers look for trusted suppliers to deliver highly reliable solutions for rapidly growing emerging markets. For example, the rise in HEVs and EVs has dramatically increased the variety and complexity of components needed to support modern powertrains. We believe our philosophy of designing for automotive safety and reliability gives us a meaningful lead over new entrants attempting to enter the automotive market by modifying existing solutions originally developed for consumer and other less demanding applications. For example, we are applying this philosophy of innovation, quality and reliability to our photonics portfolio which supplies components into safety-critical LiDAR applications. We also believe we can use our expertise in designing for the automotive market and our expanding product portfolio to capitalize on increasing demand among industrial customers for ruggedized solutions that meet the highest quality and reliability standards. Additionally, in our experience, demand for solutions that meet or exceed stringent safety and reliability specifications supports higher ASPs and slower ASP declines over time than are typical for our industry.
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

Maintain sustainability efforts
We intend to continue to innovate with purpose, aiming to address critical global challenges related to energy efficiency, vehicle emissions and clean and renewable energy with our sensing and power management product portfolio. In addition, we strive to operate our business in a socially responsible and environmentally sustainable manner, and with the goals of maintaining a dedication to social responsibility in our supply chain and disclosing the environmental impact of our business operations.
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
Photonic and 3D Sensing Components for LiDAR Applications
We provide photonic and advanced 3D imaging components for use in eye-safe, medium- and long-range industrial and automotive LiDAR applications. Our photonic components include high-performance avalanche photodiodes and photodiode arrays, ultra-miniature, eye-safe, diode-pumped solid-state (“DPSS”) lasers, and custom ROICs, such as TOF ICs. Our components operate within the near-infrared and short-wavelength infrared wavelength ranges, including the important eye-safe region around 1550 nanometers, which we believe is an initiative gaining momentum across the industry. Our suite of industry leading, eye-safe technologies provides the photonic foundation for long-range automotive scanned LiDAR (object detection up to 200 meters or more) or medium-range FLASH LiDAR systems.
•Photodiodes: Our Avalanche Photodiodes (“APDs”) are used in detecting and processing the laser signal in LiDAR applications. Our InGaAs APDs are highly sensitive, enabling images to be obtained at a long distance and wide field of view using an eye-safe laser.
•Eye-safe Lasers: Our miniature erbium-glass DPSS lasers allow for eye-safe operation at wavelengths between 1500 and 1600 nm, delivering short, high-energy pulses, with diffraction-limited beam quality and low divergence, allowing for long-distance ranging. Additionally, these lasers are much smaller and more cost efficient than the fiber lasers used in many current LiDAR systems.
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

Examples of our IC products and their applications in end markets are set forth in the following table.

	Automotive Market IC Solutions	Industrial Market IC Solutions	Other Market IC Solutions
PRODUCTS	• Current sensors	• Current sensors	• Current sensors
	• Position sensors	• Position sensors	• Position sensors
	• Speed sensors	• Speed sensors	• Motor drivers
	• LED drivers	• LED drivers	• Regulators
	• Motor drivers	• Motor drivers
	• Regulators and PMICs	• Regulators
	• Photonics and 3D sensing ICs	• Photonics and 3D sensing ICs

APPLICATIONS	• Engine management and transmission systems	• Industry 4.0/Factory automation equipment	• Gaming
	• Electric motor powertrain and charging systems for xEV	• Industrial motors	• PC printers and peripherals
	• ADAS, active safety, including steering and braking systems	• Smart home/IoT	• Personal electronics
	• Automotive LiDAR	• Data center and 5G infrastructure	• Energy Star household appliances including white goods
	• Comfort and convenience including in-cabin motors, HVAC, infotainment, LED lighting	• EV charging infrastructure
	• Passive safety including seatbelt switches, wipers, door/window sensors, seat position, suspension	• Personal mobility
• Green energy applications
• Industrial LiDAR
Sustainability Efforts
We strive to develop intelligent solutions that move the world toward a safer and more sustainable future. We believe our ICs help address global challenges related to CO2 emissions, energy efficiency and clean, renewable energy in a variety of applications, for example:
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
We are committed to a values-based culture that places high importance on running our business in a sustainable and safe manner. We are a member of the Responsible Business Alliance, dedicated to social responsibility in the supply chain. We also actively manage the carbon footprint of our operations and intend to participate in the CDP (formerly the Carbon Disclosure Project) to disclose our carbon emissions for the relevant questionnaire periods. We also strive to adhere to international standards and regulations regarding manufacturing and business procedures and product composition.
Sales, Marketing and Customer Support
We sell our products worldwide through multiple sales channels, including through our direct sales force and through distributors and independent sales representatives, which resell our products to numerous end customers. We have a geographically diverse mix of sales. Our distribution relationship with Sanken in Japan fulfills demand for our products from major Japanese tier-one automotive and industrial manufacturers. Our net sales made to distributors accounted for approximately 36.8%, 37.3% and 25.2% of our net sales in fiscal years 2022, 2021 and 2020, respectively, excluding our distribution relationship with Sanken in Japan, which represented approximately 19.4%, 17.7% and 17.3% of our net sales in fiscal years 2022, 2021 and 2020, respectively.
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
Customers
We sell our products to major global OEMs and their key suppliers, primarily in the automotive and industrial markets. We sold to more than 10,000 end customers, directly and through distributors, during each of fiscal years 2022, 2021 and 2020. Approximately half of our net sales during each of fiscal years 2022, 2021 and 2020, respectively, were derived from sales to our top twenty customers. We believe that no end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal years 2022, 2021 and 2020.
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
Our global team of highly skilled engineers has extensive semiconductor development experience, including expertise in analog design, test and process technology. As of March 25, 2022, we had approximately 549 employees dedicated to research and development, with centers in the United States, Europe, South America, Japan and India. Our engineering team has contributed to nearly doubling our intellectual property portfolio over the last three years, further strengthening our position in our target markets.
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
Our focus on meeting or exceeding the stringent automotive market safety and reliability requirements is fundamental to our research and development process. We anticipate that we will continue to make research and development investments in order to enhance our leadership position and expand our markets with innovative, high-quality products and services (as exemplified through our acquisition of Voxtel). In addition, our board of directors has a standing R&D Committee, whose purpose is to provide guidance to management on various technological choices and research and development priorities to assist in implementing our strategic direction.
Process and Packaging Technology
Our product and technology development engineers have long-established expertise in designing analog power ICs, magnetic sensor ICs, and photonics components using proprietary semiconductor process technologies and intelligent packaging. We consider these capabilities to be strategically important because they allow us to create complete system products and highly integrated solutions that meet the quality and robustness requirements of our most stringent automotive customers and applications. These have the benefit of advancing the feature, function and cost of ownership of our devices relative to those of our competitors. For example, we released a unique 100V- and 175-degree Celsius capable BCD wafer technology designed to handle automotive voltage and temperature transients while also integrating high-density logic circuits and EEPROM memory to enable configurable and embedded algorithms, and various Hall-effect and xMR transducer technology on the same silicon wafer. These technologies are fundamental to the transition from 12-volt to 48-volt power supply required in the rapidly emerging mild HEV and EV markets, and to the next generation of ADAS systems. We are in the process of applying these capabilities to the industrialization of our ultra-miniature lasers and advanced semiconductor photodiodes.
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
Intellectual Property
We consider the strength of our intellectual property portfolio to be a significant competitive advantage. Our intellectual property includes patented inventions, trade secrets, accumulated technical know-how and trademarks. As of March 25, 2022, we owned 1,256 patents, including 671 active U.S. patents (with expiration dates between 2022 and 2041), with an additional 362 pending patent applications, including 151 U.S. patent applications.
We market our products worldwide under the “Allegro” name. We either hold or have applied for trademarks in all jurisdictions where we do significant business.
The PSL Divestiture
Through the end of fiscal year 2020, we held a 100% ownership interest in PSL, a semiconductor wafer fabricator engaged in the manufacturing and testing of foundry wafers. Prior to the divestiture transaction of PSL, PSL accounted for 11.1% of our net sales and supplied 44.2% of our wafer requirements, respectively, in fiscal year 2020. In addition, through end of fiscal year 2020, we acted as a distributor of Sanken products in North America, South America and Europe on a low margin, buy-resale basis pursuant to the Sanken Products Distribution Agreement between AML, our wholly owned subsidiary, and Sanken. Our net sales from the distribution of Sanken products in fiscal year 2020 were $35.4 million.
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
Acquisition of Voxtel
On August 28, 2020, we acquired Voxtel, a privately-held technology company located in Beaverton, Oregon that specializes in components for eye-safe LiDAR used in ADAS, fully autonomous vehicles, and industrial automation. The total purchase price of the acquisition was $26.1 million, excluding certain earn outs that have a potential payout of $15.0 million. As of March 25, 2022, the fair value of these earn-outs was $2.8 million. In addition to the laser technology, Voxtel’s capabilities included its Indium Gallium Arsenide (“InGaAs”) APDs and APD photoreceivers—highly sensitive in the important eye-safe region around 1550 nanometers (“nm”). This technology enables images to be obtained over a wide range of weather conditions and over a long-distance or a wide field of view using a laser that doesn’t pose an ocular hazard. The combination of these highly-sensitive detectors and high-peak-power eye-safe lasers, combined with Voxtel’s custom integrated circuits and electro-optical packaging expertise, allows for cost-effective, compact laser-ranging and 3D-image sensing. As of the acquisition, Voxtel held more than 38 US patents, representing a comprehensive laser detection and ranging (“LADAR”)/LiDAR photonic technology suite.
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
Seasonality
Our business exhibits some seasonality. Historically, our revenue has generally been higher in the second half of the year than in the first half. However, various factors, such as market conditions, new product introductions and the supply chain environment, can impact the effects of seasonality on our business.
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
As of March 25, 2022, we employed 4,036 full-time employees, including 549 in research and development, 3,069 in manufacturing (the overwhelming majority located at our AMPI facility in the Philippines), 211 in sales and marketing and 207 in general and administrative. We consider our relationship with our employees to be good. We have never experienced a labor-related work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.
The success and growth of Allegro’s business is dependent in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. For our research, engineering and production management positions, we require employees with university and graduate-level degrees. As of March 25, 2022, 1,506 of our employees held university and graduate-level degrees, of which 764 of these employees were located outside of our factory locations. Globally, the demand for employees with such levels of education is high and competitive.
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
Employee recruitment, retention and development. Allegro works diligently to attract the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with trade schools, world-class universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find diverse, motivated and responsible employees. We believe we have made strides to increase diversity in management positions, building internal resources for potential future leadership openings. Allegro has a strong employee value proposition that leverages our technology leadership, collaborative working environment, shared sense of purpose and culture, and desire to do the right thing to attract talent to our company. In fiscal 2022, we hired approximately 513 new employees.
We monitor employee turnover rates, as our success depends upon retaining and investing in our highly trained manufacturing and technical staff. Allegro strives to decrease voluntary turnover rates and thereby increase employee tenure by ensuring a combination of competitive compensation, individual developmental opportunities and personal career enrichment and growth. We believe our retention at the technical, professional and managerial levels is high. In fiscal 2021, amidst global uncertainty and turmoil resulting from the COVID-19 pandemic, we introduced a number of special initiatives to minimize the impact on our employees and to safeguard their health and safety. These initiatives included compensation programs designed to provide a source of income to employees who needed to be absent from work as a result of the pandemic and enhanced “appreciation pay” to recognize the significant contributions of hourly employees who continued to work on-site. Throughout the crisis, we believe our employees took immense pride in the shared purpose of making products that supported the world’s critical supply chains within a wide range of essential businesses and services.
Information about our Executive Officers. The following table sets forth certain information regarding our executive officers as of May 18, 2022:

Name	Age	Position with the Company
Ravi Vig	61	President and Chief Executive Officer, Director (1)
Derek P. D'Antilio	50	Senior Vice President, Chief Financial Officer and Treasurer
Sharon S. Briansky	48	Senior Vice President, General Counsel and Secretary
Michael C. Doogue	46	Senior Vice President of Technology and Products
Max R. Glover	40	Senior Vice President of Worldwide Sales
Thomas C. Teebagy, Jr.	62	Senior Vice President of Operations and Quality
Joanne Valente	57	Senior Vice President and Chief Human Resources Officer
(1)    As previously disclosed, Mr. Vig is retiring from his position as President and Chief Executive Officer, effective on June 13, 2022. Vineet Nargolwala has been appointed to serve as President and Chief Executive Officer of the Company, effective June 13, 2022.
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
Derek P. D’Antilio has served as our Senior Vice President, Chief Financial Officer and Treasurer since he joined Allegro in January 2022. Prior to joining Allegro, Mr. D’Antilio most recently served as the Chief Financial Officer of a Summit Partners Portfolio Company and helped lead the recent sale and recapitalization of the company. From February 2019 to March 2021, he served as the Chief Financial Officer of IDEX Biometrics, a publicly traded and global fabless semiconductor company, where he played an instrumental role in leading a Nasdaq listing and preparing the company to scale its production. Prior to IDEX Biometrics, Mr. D’Antilio spent eight years at MKS Instruments, a global equipment and service provider to semiconductor and industrial markets and held numerous leadership roles including Vice President & Corporate Controller, where he oversaw global accounting and reporting, FP&A, and treasury. Earlier in his career, Mr. D’Antilio was a CPA in public accounting and served as an audit manager at PwC. Mr. D’Antilio holds a B.S.B.A. in Accounting from Salem State University and an M.B.A. from Babson College.
Sharon S. Briansky has served as our Senior Vice President, General Counsel and Secretary since she joined Allegro in December 2021. Prior to joining Allegro, Ms. Briansky served as the Vice President, Deputy General Counsel and Secretary at Thermo Fisher Scientific (“Thermo Fisher”) from 2017 to 2021. Prior to that she served as Vice President, Associate General Counsel at Thermo Fisher from 2005 to 2017. Ms. Briansky received a B.A. in Political Science from the University of North Carolina in 1995 and a J.D. from Boston University School of Law in 1998.
Michael C. Doogue has served as our Senior Vice President of Technology and Products since 2019. Mr. Doogue joined Allegro in 1998 as a Design Engineer facilitating the development of Allegro’s innovative speed and current sensor ICs. Mr. Doogue has also served in various leadership positions at Allegro, including as Design Manager from 2002 to 2006, Director of Strategic Marketing from 2006 to 2011, Business Unit Director of Linear Current Sensors from 2011 to 2016 and as Vice President of Advanced Sensor Technologies from 2016 to 2019. Mr. Doogue holds over 70 U.S. patents in the areas of sensors and semiconductors. Mr. Doogue received a B.A. in Physics from Colby College in 1997 and a B.E. in Electrical Engineering from Dartmouth College in 1998. In 2007, Mr. Doogue completed the Stanford Executive Program at the Stanford University Graduate School of Business.
Max R. Glover has served as our Senior Vice President of Worldwide Sales since he joined Allegro in 2019. Prior to joining Allegro, Mr. Glover served as the General Manager of the Automotive Sales Group at Intel Corporation, a computing, networking, data storage, and communications solutions company from 2016 to 2019. Mr. Glover also served as Intel Corporation’s Director of Sales from 2013 to 2016, and also served in various leadership, sales, marketing and engineering roles from 2001 to 2013. Mr. Glover received a B.S. in Electrical Engineering from the University of Cincinnati in 2004.
Thomas C. Teebagy, Jr. has served as our Senior Vice President of Operations and Quality since 2017. Mr. Teebagy joined Allegro in 2005 and served as a Senior Director of Manufacturing Technology from January 2005 to May 2014. Mr. Teebagy also served as a Vice President of Manufacturing Technology from May 2014 to July 2016 and as a Vice President of Operations from July 2016 to June 2017. Prior to joining Allegro, Mr. Teebagy was employed by International Rectifier, a semiconductor manufacturing company (which was later acquired by Infineon Technologies AG), where he served as Vice President of Operations of the company’s headquarters of their Government and Space Division from 2002 to 2005. Mr. Teebagy received a B.S. in Industrial Engineering from the University of Massachusetts-Lowell in 1981 and an M.B.A. in Business Administration from Babson College in 1982.
Joanne Valente has served as our Senior Vice President and Chief Human Resources Officer (“CHRO”) since May 17, 2022. Prior to her promotion, Ms. Valente served as the Company’s Vice President and CHRO from October 2020 to May 2022. Prior to that, she served as Director, Global Human Resources/Senior Human Resources Business Partner when she joined the Company in 2018. Prior to Allegro, Ms. Valente worked at Analog Devices, serving in a variety of global Human Resources Director roles across Sales, Marketing, Engineering and Talent Acquisition. Additionally, Ms. Valente has held various Human Resources leadership positions during her career with IBM, Lotus Development Corp. and Digital Equipment Corporation working across multiple high-tech industries. Ms. Valente earned her Bachelor’s degree in Management from Lesley University in Cambridge, MA, in 1992.

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

Risk Factors Summary
The following summary description sets forth an overview of the material risks we are exposed to in the normal course of our business activities. The summary does not purport to be complete and is qualified in its entirety by reference to the full risk factor discussion immediately following this summary description. Our results of operations and financial condition could be materially and adversely affected by any of the following material risks:
•the effect of downturns or volatility in general economic conditions;
•intense competition in the global semiconductor industry;
•reliance on a limited number of third-party wafer fabrication facilities and suppliers of other materials for our production;
•failure to adjust our purchase commitments and inventory management based on changing market conditions or customer demand;
•shifts in our product mix or customer mix may result in declines in gross margin;
•the cyclical nature of the semiconductor industry may limit our ability to maintain or improve profitability;
•we are vulnerable to downturns in the automotive market given our customer base;
•decreases in average selling prices of our products and increases in input costs may reduce gross margins;
•third-party wafer fabrication facilities may encounter sustained yield problems, disruptions, or other delays in the final assembly and test of our products which may damage customer relationships or cause us to transition manufacturing capabilities to other facilities;
•future implementation initiatives designed to improve our competitiveness, growth and profitability may result in significant expenditures;
•our quarterly net sales and operating results are difficult to predict accurately and may fluctuate significantly from period to period;
•our dependence on our manufacturing operations in the Philippines exposes us to certain risks that may harm our business;
•significant portion of our net sales is generated through distributors;
•events beyond our control could have an adverse effect on our business, financial condition, results of operations and cash flows;
•the effect of the COVID-19 pandemic could have an adverse impact on our business, results of operations and financial condition;
•failure to timely and cost-effectively develop new product features or new products that address customer preferences;
•ability to effectively manage our growth;
•dependence on growth in the end markets that use our products;
•the loss of one or more significant customers could have a material adverse effect on our business;
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

•our ability to obtain government authorization to export certain of our products could adversely impact our net sales and our ability to comply with applicable export control laws and regulations;
•changing currency exchange rates may adversely affect our business;
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
•the inapplicability of the “corporate opportunity” doctrine to any director or stockholder who is not employed by us;
•risks associated with the ownership of our stock, including volatility in our trading price, future sales of shares by our stockholders, dilution from the issuance of additional shares, and our lack of intent to declare or pay dividends for the foreseeable future;
•provisions of our Certificate of Incorporation and Bylaws and under the DGCL may limit the liability of certain individuals, prevent or discourage a takeover, or limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees;
•our inability to design, implement or maintain effective internal control over financial reporting; and
•the changes in tax rates or the issuance of new tax legislation.
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
Volatile and/or uncertain economic conditions, as well as inflationary pressures, can adversely impact sales, gross margin and profitability and make it difficult for us to accurately forecast and plan our future business activities. To the extent expected favorable economic conditions do not materialize or take longer to materialize than expected, we may face an oversupply of our products and have excess inventory, which could result in charges for excess and obsolete inventory. Conversely, if we underestimate customer demand, we may fail to meet customer needs, which could impair our customer relationships.
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
We are in an intensely competitive segment of the global semiconductor industry. Our competitive landscape includes rapid technological change in product design and manufacturing, continuous declines in ASPs, and customers who make purchase decisions based on a mix of factors of varying importance. The most important competitive factors that we face are time to market, system and application expertise and product quality and reliability. The relative importance placed on each of these factors varies from customer-to-customer and from market-to-market. Our ability to compete in this environment depends on many factors, including our ability to identify emerging markets and technology trends in an accurate and timely manner, introduce new and innovative products, implement new manufacturing technologies at a sustainable pace, maintain the performance and quality of our products, and manufacture our products in a cost-effective manner, as well as our competitors’ performance and general economic and industry market conditions. In addition, in an environment of constrained supply, such as that faced in connection with the significant increase in semiconductor IC demand as we came out of the initial COVID-19 pandemic downturn, if our competitors have a greater ability to meet customer demand, we could lose business we might otherwise gain.
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
We currently rely on a limited number of third-party wafer fabrication facilities for the fabrication of semiconductor wafers used in the manufacture of our IC products and we purchase a number of key materials and components used in the manufacture of our products from single or limited sources. We depend on these foundries and other sources to meet our production needs. These foundries have limited production capacities with little ability to quickly expand capacity. From time to time, including during the significant worldwide increase in semiconductor IC demand as we came out of the initial COVID-19 pandemic downturn, we have encountered shortages and delays in obtaining wafers and other components and materials, and we may encounter additional shortages and delays in the future. For example, in early 2022, a spike in COVID-19 cases in multiple cities in China has caused the Chinese government to reimpose lockdown measures, which have negatively impacted either our supply chains or our customers’ supply chains, as well as customer demand for our products, and these shutdowns may continue or recur in the foreseeable future. Additionally, two of our third-party wafer fabrication facilities are located in Taiwan, and geopolitical changes in China-Taiwan relations could disrupt their operations. If we cannot supply our products due to a lack of components, including semiconductor wafers, or are unable to source materials from other suppliers or to redesign products with other components in a timely manner, our business will be significantly harmed. We do not have long-term contracts with some of our suppliers and third-party manufacturers. As a result, any such supplier or third-party manufacturer can discontinue supplying components or materials to us at any time and without penalty. Moreover, we depend on the quality of the wafers and other components and materials that they supply to us, over which we have limited control. Any one or more of our other suppliers may become financially unstable as the result of global market conditions. Moreover, our suppliers’ abilities to meet our requirements could be impaired or interrupted by factors beyond their control, such as natural disasters or other disruptions. In the event that any one or more of our suppliers is unable or unwilling to deliver us products and we are unable to identify alternative sources of supply for such materials or components on a timely basis, our operations may be adversely affected. In addition, even if we identify any such alternative sources of supply, we could experience delays in testing, evaluating and validating materials or products of potential alternative suppliers or products we obtain through outsourcing. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components or materials to us. We are also subject to potential delays in the development by our suppliers of key components which may affect our ability to introduce new products. Any of these problems or delays could damage our relationships with our customers, adversely affect our reputation and adversely affect our business, financial condition, results of operations and our ability to grow our business.
Failure to adjust our purchase commitments and inventory management based on changing market conditions or customer demand could result in an inability to meet customer demand or additional charges for obsolete or excess inventories or non-cancellable purchase commitments.
We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on outsourced contract manufacturing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of the commitments by many of our customers and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate future requirements of our customers. On occasion, our customers may require rapid increases in production, which can challenge our resources. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry have in the past caused, and may in the future, cause our customers to significantly reduce the amount of products ordered from us. Because many of our sales, research and development, and manufacturing expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.
In addition, we base many of our operating decisions, and enter into purchase commitments, on the basis of anticipated net sales trends which are highly unpredictable. Some of our purchase commitments are not cancellable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered which exceeds our actual requirements. For example, we have noncancellable purchase commitments with vendors and “take-or-pay” agreements with certain of our third-party wafer fabrication partners, under which we are required to purchase a minimum number of wafers per year or face financial penalties. These types of commitments and agreements could reduce our ability to adjust our inventory to address declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges. If net sales in future periods fall substantially below our expectations, or if we fail to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventories or noncancellable purchase commitments.
Moreover, during a market upturn, for example, the significant worldwide increase in semiconductor IC demand as we came out of the initial COVID-19 pandemic downturn, we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could prevent us from taking advantage of opportunities and maximizing our net sales. In addition, a supplier could discontinue a component necessary for our design, extend lead times, limit supply or increase prices due to capacity constraints or other factors. Our failure to adjust our supply chain volume, secure sufficient supply from our third-party vendors, including our semiconductor wafer suppliers, or estimate our customers’ demand could have a material adverse effect on our net sales, business, financial condition and results of operations.
Shifts in our product mix or customer mix may result in declines in gross margin.
Gross margins on individual products fluctuate over the product’s life cycle. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, customer mix, the introduction of new products, decreases in ASPs for older products and our ability to reduce product costs. In addition, in periods of high demand for some of our products, we may have to source a portion of materials from higher-cost providers, which may decrease overall gross margin. These fluctuations are expected to continue in the future.
The cyclical nature of the semiconductor industry may limit our ability to maintain or improve our net sales and profitability.
The semiconductor industry, including the analog segment of the industry in which we compete, is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces including constant and rapid technological change, rapid product obsolescence, price erosion, evolving standards, short product life cycles and wide fluctuations in product supply and demand, all of which can result in significant declines in analog semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future. For example, the industry experienced a significant downtown in connection with the most recent global recession in 2008, and again in 2019. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of ASPs. Recent downturns in the semiconductor industry had been attributed to a variety of factors, including the initial onset of the COVID-19 pandemic, ongoing trade disputes among the United States and China, weakness in demand and pricing for semiconductors across applications and excess inventory. Recent downturns directly impacted our business, as was the case with many other companies, suppliers, distributors and customers in the semiconductor industry and other industries around the world, and any prolonged or significant future downturns in the semiconductor industry could have a material adverse effect on our business, financial condition and results of operations. Conversely, significant upturns, such as the significant increase in semiconductor IC demand as we came out of the initial COVID-19 pandemic downturn, can cause us to be unable to satisfy demand in a timely and cost-efficient manner and could result in increased competition for access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, including semiconductor wafers from our third-party wafer manufacturing partners, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing or new products, and our business, financial condition and results of operations could be materially and adversely affected.
Substantial portions of our sales are made to automotive industry suppliers. Any downturn in the automotive market could significantly harm our financial results.
Our customers that supply various systems and components to automotive OEMs accounted for 69.2%, 67.4% and 60.8% of our total net sales in fiscal years 2022, 2021 and 2020, respectively, and approximately 72.9% of our total net sales in 2020 after excluding net sales from our wafer foundry products and our distribution of Sanken products, which we no longer recognize subsequent to fiscal year 2020 upon consummation of the PSL Divestiture. This concentration of sales exposes us to the risks associated with the automotive market. For example, our anticipated future growth is highly dependent on the adoption of autonomous driving technologies and xEV powertrain vehicles, which are expected to have increased sensor and power product content. A downturn in the automotive market could delay automakers’ plans to introduce new vehicles with these features, which would negatively impact the demand for our products and our ability to grow our business.
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
Moreover, as a result of the COVID-19 pandemic and the associated responses by governments of various countries to prevent its spread, the automotive industry, including manufacturers, dealers, distributors and third-party suppliers, has been adversely impacted. For example, many automotive manufacturers were forced to suspend manufacturing operations for an extended period of time. Also, in early 2022, a spike in COVID-19 cases in multiple cities in China has caused the Chinese government to reimpose lockdown measures, which have negatively impacted either our supply chains or our customers’ supply chains, as well as customer demand for our products. In addition, government-imposed restrictions on businesses, operations and travel and the related economic uncertainty have impacted demand in many global markets. While demand in the automotive industry is dependent on a number of factors, automotive manufacturers expect the impact of COVID-19 to be highly dependent on its duration and severity. The foregoing impacts and other adverse effects on the automotive industry could have a material adverse effect on our business, financial condition and results of operations, as well as our ability to execute our growth strategy.
Decreases in average selling prices of our products and increases in input costs may reduce our gross margins.
The market for our products is generally characterized by declining ASPs resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining ASPs. We anticipate that ASPs may decrease in the future in response to the introduction of new products by us or our competitors, or due to other factors, including pricing pressures from our customers. We typically conduct annual pricing negotiations for our existing products with some of our largest customers. In order to sustain profitable operations, we must continually reduce costs for our existing products and also develop and introduce new products with enhanced features on a timely basis that can be sold initially at higher ASPs. Failure to do so could cause our net sales and gross margins to decline, which would negatively affect our financial condition and results of operations and could significantly harm our business. In addition, in connection with the significant increase in semiconductor IC demand as we came out of the initial COVID-19 pandemic downturn, the cost of certain materials used to manufacture our products, including for semiconductor wafers, has increased as demand has outpaced supply.
We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures given the increased cost of certain materials, such as semiconductor wafers and other raw materials, and could adversely affect our gross margins. We maintain an infrastructure of facilities and human resources in several locations around the world and, as a result, have limited ability to reduce our operating costs. Accordingly, in order to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We cannot assure you that we will be successful in redesigning our products and bringing redesigned products to the market in a timely manner, or that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or maintain or improve our gross margins. To the extent we are unable to reduce the prices of our products and remain competitive, our net sales will likely decline, resulting in further pressure on our gross margins, which could have a material adverse effect on our business, financial condition and results of operations and our ability to grow our business.
In the event of a disruption at one of our primary third-party wafer fabrication facilities, we may be required to transition our manufacturing capabilities to another facility, which could impact production efficiency and our ability to meet our customers’ needs.
Our reliance on a limited number of third-party wafer fabrication facilities, primarily UMC, PSL, and TSMC, for the fabrication of semiconductor wafers used in the manufacture of our IC products means that any disruption in their supply of wafers to us (including ceasing or suspending operations entirely), may require us to transfer manufacturing processes to a new location or facility. Significant disruptions in our third-party wafer fabrication facilities could occur as a result of a number of events, including, for example, the recent COVID-19 pandemic and certain natural disasters, such as earthquakes, which are commonplace in Taiwan (where both UMC and TSMC are located). Converting or transferring such fabrication processes from one of our primary facilities to an alternative or backup facility due to a disruption would likely be expensive and could take substantial time, given our highly complex manufacturing and fabrication processes, which incorporate our proprietary technologies. During such a transition, we may attempt to meet customer demand through our existing inventories, or may attempt to modify partially finished goods to meet the required fabrication specifications. Given the rapid obsolescence timeline to which our products are typically subject, however, we generally do not maintain significant levels of excess inventory and, as a result, it is unlikely that our existing inventory will be sufficient to meet customer demand during such a transition. In addition, any attempt to modify partially finished goods to meet the required fabrication specifications may not be successful and will require us to incur unanticipated costs. As a result, we may not be able to meet our customers’ needs during such a transition, which would negatively impact our net sales, potentially damage our customer relationships and our reputation and may have a material adverse effect on our business, financial condition and results of operations.
If we encounter sustained yield problems or other delays at our third-party wafer fabrication facilities or in the final assembly and test of our products, we may lose sales and damage our customer relationships.
The manufacture of our products, including the fabrication of semiconductor wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems in achieving acceptable yields at our third-party wafer fabrication partners, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins. In addition, changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our products on a timely basis and harm our relationships with customers, which could materially and adversely affect our business, financial condition and results of operations.
We have in the past and may in the future implement initiatives designed to improve our competitiveness, growth and profitability. We may fail to realize the full benefits of, and could incur significant costs relating to, any such initiatives, which could materially and adversely affect our business, financial condition and results of operations.
Beginning in 2016, we began a multi-year strategic transition to extend our market leadership through targeted product portfolio expansion; to improve our operating model through a more nimble, fabless and asset-lite manufacturing strategy; to increase our IC design footprint and capacity; and to accelerate growth through enhanced sales operations. In connection with this transition, we have implemented a number of initiatives designed to improve our operating results. For example, subsequent to the end of fiscal year 2020, in order to further our strategy for developing a flexible and efficient manufacturing model that minimizes capital requirements, lowers operating costs, enhances reliability of supply and supports our growth going forward, we consummated the PSL Divestiture, transferred our Sanken products distribution business to PSL, and entered into certain other agreements and transactions with PSL, in each case, as more fully described above under

“PSL Divestiture” in Item 1. Business. In addition, on March 3, 2021, we entered into a definitive agreement to sell the AMTC Facility and consolidated our assembly and test facilities into a single site located at the AMPI Facility.
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
We may experience a delay in generating or recognizing revenues for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected net sales for that quarter and are generally cancellable or reschedulable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our net sales objectives and failure to fulfill such orders by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. In addition, we maintain an infrastructure of facilities and human resources in several locations around the world and have a limited ability to reduce the expenses required to maintain such infrastructure. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted net sales or changes in levels of our customers’ forecasted demand could materially and adversely impact our business, financial condition and results of operations. Due to our limited ability to reduce expenses, in the event our revenues decline or our net sales do not meet our expectations, it is likely that in some future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. As a result of these factors, our operating results may vary significantly from quarter to quarter. Accordingly, we believe that period-to-period comparisons of our results of operations should not solely be relied upon as indications of future performance. Any shortfall in net sales or net income compared to a previous quarter or to levels expected by the investment community could cause a decline in the trading price of our stock.
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
We sell our products worldwide through multiple sales channels, including through our direct sales force, distributors and independent sales representatives, which resell our products to numerous end customers. A significant portion of our net sales are made to distributors, accounting for approximately 36.8%, 37.3% and 25.2% of our net sales in fiscal years 2022, 2021 and 2020, respectively, excluding our distribution relationship with Sanken in Japan, which represented approximately 19.4%, 17.7% and 17.3% of our net sales in fiscal years 2022, 2021 and 2020, respectively. The impairment or termination of our relationships with our distributors, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations, could materially and adversely affect our ability to generate revenue and profits. Because our distributors control the relationships with end customers, if our relationship with any distributor ends, we could also lose our relationships with their customers. Furthermore, our success is partially dependent on the willingness and ability of the sales representatives and other employees of our distributors to diligently sell our products. However, we cannot guarantee that they will be successful in marketing our products. In addition, because our distributors do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with one of their other suppliers. Because we do not control the sales representatives and other employees of our distributors, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we may not have staff in one or more of the locations covered by our distributors, which makes it particularly difficult for us to monitor their performance. While we may take steps to mitigate the risks associated with noncompliance by our distributors, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by the sales representatives and other employees of our distributors that are beyond our control could result in flat or declining sales in a given geographic area, harm to the reputation of our company or our products, or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. See “Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.” In addition to the risk of losing customers, the operation of local laws and our agreements with our distributors could make it difficult for us to replace a distributor we feel is underperforming. In addition, as discussed above, our distribution relationship with Sanken in Japan has historically accounted for a significant portion of our total net sales. As discussed in Note 21, “Related Party Transactions” to the consolidated financial statements, we have entered into a letter of intent with Sanken pursuant to which the Company and Sanken agree to start planning the transition of supply chain and sales activity in Japan from Sanken to the Company. Though we believe we will be able to establish relationships with new distributors when we transition our distribution relationship with Sanken, we cannot guarantee that we will be able to realize a similar level of net sales as under our current arrangements.
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
Similarly, disruptions in the operations of our key suppliers, third-party wafer fabrication partners or other contract manufacturers, and our compelled transition to other suppliers or third-party manufacturers could lead to supply chain problems and otherwise impair or delay our ability to deliver products to our customers on a timely basis or at all.
Other companies in our industry may be affected differently by natural disasters or other disruptions depending on the location of their suppliers, operations and customers. In addition, many of our competitors are larger companies with more substantial financial and other resources and, as a result, may be better able to plan for, withstand or otherwise mitigate the effects of any such disruption. While we may take steps to plan for or address the occurrence of any such event, we cannot guarantee that we will be successful. Our failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a wafer or packaging component is sourced from a limited number of locations or suppliers, could adversely affect our business, financial condition, results of operations and cash flows and/or require additional resources to restore our supply chain.
The effects of the COVID-19 pandemic could have an adverse impact on our business, results of operations and financial condition.
Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have caused, and are expected to continue to cause, disruption to our domestic and international operations and sales activities. In addition, we and our suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, labor shortages, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions. Depending on the magnitude of such effects on our manufacturing activities or the operations of our suppliers, third-party distributors or sub-contractors, our supply chain, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. Impacts to our customers’ operations and supply chains could also negatively impact our revenues. In addition, any economic downturn or recession brought on by the COVID-19 pandemic or other disease outbreaks could adversely affect demand for our products and impact our results of operations and financial condition. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, or financial condition. The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, including resurgences in certain geographic areas as a result of new strains and variants and the efficacy of vaccines, both of which are uncertain and difficult to predict. While we are not able at this time to estimate the long-term effect of these factors on our business, the adverse impact on our business, results of operations, and financial condition could be material.
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
The loss of one or more significant customers could have a material adverse effect on our business and results of operations.
During fiscal year 2022, one end customer, including those served through our distributors, represented approximately 11% of our net sales, while no other end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal year 2022. However, the loss of or a significant reduction in business with a significant end customer, particularly in the automotive market, could have a material adverse effect on our net sales and, in turn, on our overall business, financial condition and results of operations.
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
•lower than expected market acceptance of our customers’ products; and
•higher manufacturing costs than anticipated.
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
We face an inherent business risk of exposure to warranty and product liability claims if products fail to perform as expected or is alleged to result in bodily injury, death, and/or property damage. In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recall. Some OEMs expect suppliers to warrant their products for longer periods of time and are increasingly looking to them for contribution when faced with product liability claims or recalls. For example, some of our products are used in automotive safety systems, the failure of which could lead to injury or death. We carry various commercial liability policies, including umbrella/excess policies which provide some protection against product liability exposure. However, a successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, could have adverse effects on our business results. Further, in the future, it is possible that we will not be able to obtain insurance coverage in the amounts and for the risks we seek at policy costs and terms we desire.
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
For fiscal years 2022, 2021 and 2020, approximately 85.9%, 86.1% and 81.7%, respectively, of our net sales were to customers outside of the United States. In addition, a substantial majority of our products are assembled and tested at facilities outside of the United States. Our principal assembly and test facility is located in the Philippines at our AMPI Facility. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, including public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
•potential political, legal and economic instability, armed conflict, and civil unrest in the countries in which we and our customers, suppliers and contract manufacturers are located, such as the current conflict between Russia and Ukraine;
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
For example, Russia’s recent invasion of Ukraine has led to sanctions, export controls and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. Any Russian response could also disrupt commercial and financial transactions. Further, conflict between Ukraine and Russia could adversely impact the global supply chain, disrupt our operations and/or our customers’ operations, negatively impact the demand for our products in our primary end markets or increase in cyberattacks and espionage.
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
Exports of certain of our products and other products, including Voxtel products, are subject, or could be subject in the future, to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce and a small number of our products are subject to export controls imposed by the International Traffic in Arms Regulations (“ITAR”), administered by the Department of State’s Directorate of Defense Trade Controls. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations (“EAR”), administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Virtually all exports of products subject to the ITAR require a license. Certain of our products are subject to EAR and some products, including certain products developed with government funding, are subject to ITAR. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
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
We have operations and assets in the U.S. as well as foreign jurisdictions and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, a decrease in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and these currency fluctuations may make it difficult for us to predict our results of operations. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business, financial condition, results of operations and cash flows may be negatively affected.
Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and the availability of borrowings under our credit facilities and other debt, equity or other applicable financing arrangements. We believe that our existing cash resources and our access to the capital markets will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses we expect to incur as a public company for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
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
As of March 25, 2022, we had $25.0 million in aggregate principal amount of debt outstanding under our Term Loan Facility (as defined herein), no debt outstanding under our Revolving Credit Facility and $50.0 million of additional borrowings available thereunder. In order to service this indebtedness, and any additional indebtedness or other long-term obligations we may incur in the future, we need to generate sufficient levels of cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient levels of cash from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
•pay dividends or make other distributions to our equity holders, or redeem, repurchase or retire equity interests;
•prepay indebtedness that ranks junior in right of payment to the Senior Secured Credit Facilities;
•amend the documents governing such junior indebtedness;
•sell our assets outside the ordinary course of business;
•engage in transactions with affiliates;
•agree to negative pledge clauses that conflict with the obligation to secure the Senior Secured Credit Facilities, or agree to restrictions on the ability of subsidiaries to make distributions to the loan parties;
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
In addition, we may be able to incur significant additional indebtedness in the future. While the agreements governing our Senior Secured Credit Facilities generally restrict our and our restricted subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to important and significant exceptions and limitations. Also, these agreements generally do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our indebtedness described above could increase.
We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and market our products could be harmed, which in turn could adversely affect our financial results.
Our success depends to a large extent upon the continued services of our executive officers, managers and skilled personnel, including our development engineers. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. Generally, our employees are not bound by obligations that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Moreover, our employees are generally not subject to non-competition agreements. Given these limitations, we may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. In addition, we recruit from a limited pool of engineers with expertise in analog mixed-signal semiconductor design and the competition for such personnel can be intense. The loss of one or more of our executive officers or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to our product development efforts and could have a material adverse effect on our business, financial condition and results of operations. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services, any of which would adversely affect our business, financial condition and results of operations.
Risks Related to our Information Technology, Intellectual Property, and Data Security and Privacy
If we are unable to protect our proprietary technology and inventions through patents, our ability to compete successfully and our financial results could be adversely impacted.
We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of March 25, 2022, we owned 1,256 patents, including 671 active U.S. patents (with expiration dates between 2022 and 2041), with an additional 362 pending patent applications, including 151 U.S. patent applications. Maintenance of patent portfolios, particularly outside of the U.S., is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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

Patent assertion entities are common in the semiconductor industry, which is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights. As a public company with an increased profile and visibility, we may receive similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following:
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
We or critical third-party service providers may be subject to disruptions or breaches of our information technology systems that could irreparably damage our reputation and our business, expose us to liability and materially and adversely affect our results of operations.
We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations (collectively, “IT Systems”) that are critical to our business. We own and manage some of these IT systems but also rely on third parties for a range of IT Systems and other products and services. In conducting our business, we also routinely collect and store sensitive data, including proprietary technology and information and personal information related to our business and our customers, suppliers and business partners, as well as proprietary technology and information owned by our customers (collectively, “Confidential Information”). The secure processing, maintenance and transmission of this Confidential Information is critical to our operations and business strategy.
We or our third-party service providers may be subject to IT System disruptions or breaches or compromises to Confidential Information caused by cyberattacks, computer viruses, malware (including ransomware), illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism, employee or contractor error or malfeasance, social engineering or phishing, or software related errors, bugs or other vulnerabilities. Security measures that we, our third-party service providers, and our customers have implemented may not detect or prevent such disruptions or security breaches. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and our third-party providers may be unable to anticipate, contain or recover from future attacks or incidents in a timely or effective manner. In addition, the COVID-19 pandemic has increased cybersecurity risk as a result of global remote working dynamics that present additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks.
The costs to us to reduce the risk of or alleviate cybersecurity attacks, breaches and vulnerabilities could be significant. Any type of security breach, attack or misuse of data, whether experienced by us or an associated third party, could harm our reputation or deter existing or prospective customers from using our products and applications, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations, divert management focus away from other priorities, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by payment networks and adversely affect our continued payment network registration and financial institution sponsorship. Moreover, any such compromise of our information security could result in the misappropriation or unauthorized publication of our Confidential Information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liabilities for customer claims, regulatory investigations and fines, litigation, and increased costs of remediation and compliance. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. While we maintain various insurance policies, we cannot be certain that any or all cybersecurity or privacy related losses or costs will be covered in whole or in part by our policies.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.
In the United States and other jurisdictions in which we operate, we are subject to various consumer protection, data privacy and information security laws and related regulations. If we are found to have breached any such laws or regulations in any such jurisdiction, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose us to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
As part of our business, we collect, use, store, share and otherwise process information about or relating to a range of individuals, also referred to as personal data, and other potentially sensitive and/or regulated data from individuals, customers, website visitors, employees, job applicants and employees of other companies with whom we do business, such as vendors, suppliers and business partners. Laws and regulations in the United States and around the world restrict how personal information is collected, processed, stored, used and disclosed, set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information.
In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act that requires, among other things, new disclosures to California consumers, imposes new rules for collecting or using information about minors, affords consumers new abilities to opt out of certain disclosures of personal information, and provides for private rights of action and statutory in connection with certain types of data breaches.
Several foreign jurisdictions, including the EU and the U.K., have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EU General Data Protection Regulation (“GDPR”) and the U.K. equivalent, implemented stringent operational requirements for the use of personal data. The European regulatory regime also includes laws which, among other things, require EU member states to regulate marketing by electronic means and the use of web cookies and to regulate the cross-border transfer of personal data from the European Economic Area and UK, including to the United States. Each EU member state, as well as the U.K., has transposed the requirements of these and similar laws into its own national data privacy regime, and therefore the laws may differ between jurisdictions.
The GDPR introduced more stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years) and require organizations to erase an individual’s information upon request, implement mandatory data breach notification requirements and additional new obligations on data processors. If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations and fines, enforcement notices requiring us to change the way we use personal data or our marketing practices. For example, under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher). We may also be subject to other liabilities, as well as negative publicity and a potential loss of business.
Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, limit our ability to develop new products and features and subject us to increased compliance obligations and regulatory scrutiny, litigation and reputational risks, which could have a material adverse impact on our operations and financial results.

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
We have extensive international operations and a substantial portion of our business, particular with respect to our manufacturing processes and sales network, is conducted outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom we may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control.
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
Our principal stockholders Sanken and OEP beneficially own, in the aggregate, approximately 63.6% of our outstanding common stock as of March 25, 2022. In addition, Sanken currently intends to maintain its majority ownership interest in us. The Stockholders’ Agreement gives each of Sanken and OEP SKNA, L.P., a fund affiliated with OEP (the “OEP Investor”) (in each case, for so long such party beneficially owns at least 5% of our common stock) certain rights with respect to the composition of our board of directors, including certain rights to designate members of our board of directors. As a result, these stockholders and their affiliates will have significant influence over the management and affairs of our company, as well as the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always coincide with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our company, even if such change in control would benefit our other stockholders, which could deprive our other stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that such sales may occur, could reduce the market price of our common stock. We have outstanding 190,473,595 shares of common stock as of March 25, 2022. We have also filed a registration statement on Form S-8 to register shares of common stock issuable under the 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The market price of our common stock could drop significantly if the holders of those shares sell them or are perceived by the market as intending to sell them. These declines in our stock price could occur even if our business is otherwise doing well.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of existing stockholders.
As of March 25, 2022, we have 809,526,405 shares of common stock authorized but unissued. In addition, our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Our Certificate of Incorporation authorizes us to issue shares of common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, our stock incentive plans or otherwise. Such additional shares of our common stock or such other securities may be issued at a discount to the market price of our common stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock. Any issuance of such securities could result in substantial dilution to our existing stockholders and cause the market price of shares of our common stock to decline.
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
In addition, we have opted out of Section 203 of the DGCL, but our Certificate of Incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock (subject to certain exceptions, including OEP and its affiliates)) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.
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
We believe these provisions benefit us by providing increased consistency in the application of the DGCL by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees or agents, which may discourage such lawsuits against us and our directors, officers and other employees and agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.
Failure to comply with requirements to design, implement and maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
As a public company, we have significant requirements for enhanced financial reporting and internal controls. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation and testing. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, pursuant to Section 404, we are required to include in the annual reports that we file with the SEC an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm, and the costs and burdens of complying with Section 404 could be significant.
General Risks
We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could adversely affect our results of operations or financial condition.
As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate.
Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. For example, we previously settled a tax audit relating to fiscal years 2016, 2017 and 2018. We exercise significant judgment in determining our worldwide provision for taxes and, in the ordinary course of our business, there may be transactions and calculations where the proper tax treatment is uncertain. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our manufacturing strategy consists of a combined internal and external sourcing strategy. This strategy enhances security of supply by providing both internal and external capacity throughout the manufacturing process, and has enabled us to reduce our capital requirements, reduce our fixed costs, obtain additional capacity to meet customer needs in periods of high demand and establish wafer process technology collaborations.
Following our completion of the PSL Divestiture in March 2020, we have transitioned to a fabless business model, which provides us with enhanced security of supply and manufacturing flexibility. In connection with this transaction, we entered into an amendment to our Wafer Foundry Agreement with PSL to provide for a minimum wafer purchase obligation by us from PSL during the initial three-year term of the Wafer Foundry Agreement. Our other fab partners currently include UMC and TSMC. Other than the Wafer Foundry Agreement, we do not have long-term supply agreements in place with our third-party wafer fabrication partners or other suppliers, and we purchase products on a purchase order basis.
The AMPI Facility is our primary internal assembly and testing facility for our sensor and power products, with packaging capabilities and quality standards that meet stringent automotive safety and reliability specification requirements. We also supplement the assembly capabilities of the AMPI Facility with subcontractors throughout Asia, and approximately 51%, 52% and 54% of our assembly was outsourced in fiscal 2022, 2021 and 2020, respectively.
While our principal test operations are performed at the AMPI Facility, additional test capabilities are available at our Manchester, New Hampshire facility.
We are committed to manufacturing products of the highest quality and performance. We strive to have a “zero-defect” quality culture focused on meeting or exceeding demanding high-temperature automotive quality standards. We strive to comply with industry standards such as IATF 16949:2016 (the automotive sector-specific quality management system standard) and ISO 14001 (a voluntary standard for environmental management published by the International Standards

Organization), and we also strive to comply with ISO 26262 ASIL product development standards, RoHS (an EU standard relating to use of certain hazardous substances in products) and similar environmental product requirements. Leading global automotive, industrial, and consumer manufacturers regularly audit our facilities for compliance with these standards, as well as with their own customer-specific standards. We are also members of the Responsible Business Alliance, the world’s largest industry coalition dedicated to corporate social responsibility in global supply chains and, in conjunction with our sustainability efforts, we participate in the CDP (formerly the Carbon Disclosure Project), a global environmental disclosure system designed to enable companies and governments to disclose and manage their carbon emissions.
Item 3. Legal Proceedings.
We are currently not a party to any material legal proceedings. We may, from time to time, become involved in litigation relating to claims arising from our ordinary course of business. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
Item 4. Mine Safety Disclosures.
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “ALGM”. As of May 6, 2022, there were 190,500,630 shares of our common stock held by approximately 29 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Dividends
In October 2020, we paid a cash dividend in the aggregate amount of $400.0 million to holders of our Class A common stock (see Note 19, “Common Stock and Stock-Based Compensation” to the consolidated financial statements). We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and the repayment of outstanding debt. Therefore, we do not anticipate declaring or paying any additional cash dividends on our common stock in the foreseeable future.
Stock Performance Graph
The following Stock Price Performance Graph and related information include comparisons required by the SEC. The Graph does not constitute “soliciting material” and should not be deemed “filed” or incorporated by reference into any other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference into such filing.
The following line graph compares for the period beginning October 29, 2020, the initial trading date of our common stock on the Nasdaq Global Select Market, and ending on March 25, 2022, the last day of our fiscal year, the cumulative total stockholder return for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index, and assumes reinvestment of any dividends. The stockholder return in the graph below is not necessarily indicative of, nor it is intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. We selected these comparative groups due to industry similarities and the fact that they include several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN

$180.00
$160.00
$140.00
$120.00
$100.00
$164.86
$154.37
$142.77
$136.02
$126.67
$117.46
$100.00
10/29/2020
3/26/2021
03/25/22
Allegro MicroSystems, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	Base Period
	October, 29, 2020	3/26/2021	3/25/2022
Allegro MicroSystems, Inc.	$100.00	$142.77	$164.86
Nasdaq Composite Index	$100.00	$117.46	$126.67
Philadelphia Semiconductor Index	$100.00	$136.02	$154.37
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Use of Proceeds from Registered Securities
None.
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
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to “2022,” “fiscal year 2022” or similar references relate to the 52-week period ended March 25, 2022. All references to “2021,” “fiscal year 2021” or similar references relate to the 52-week period ended March 26, 2021.
This section discusses items pertaining to and comparisons of financial results between 2022 and 2021. A discussion of 2020 items and comparisons between 2021 and 2020 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2021 (the “2021 MD&A”), filed with the SEC on May 19, 2021.
Management’s Discussions and Analysis (“MD&A”) is divided into the following sections:
•Overview
•Our Growth Strategies and Outlook
•Recent Initiative to Improve Results of Operations
•Impact of the COVID-19 Pandemic
•Other Key Factors and Trends Affecting our Operating Results
•Components of Our Results of Operations
•Results of Operations
•Non-GAAP Financial Measures
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Critical Accounting Policies and Estimates
Overview
Allegro MicroSystems is a leading global designer, developer, manufacturer and marketer of sensor ICs and application-specific analog power ICs enabling the most important emerging technologies in the automotive and industrial markets. We are the number one supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in automotive. We focus on providing complete IC solutions to sense, regulate and drive a variety of mechanical systems. This includes sensing the angular or linear position of a shaft or actuator, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently.
We are headquartered in Manchester, New Hampshire and have a global footprint with 17 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During fiscal years 2022 and 2021, we generated $768.7 million and $591.2 million in total net sales, respectively, with $119.6 million and $18.1 million in net income, respectively, and $226.1 million and $144.8 million in Adjusted EBITDA in such fiscal years, respectively.
On November 2, 2020, we completed our IPO of 28,750,000 shares of our common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by us and 3,750,000 shares were sold by selling stockholders, resulting in net proceeds to us of approximately $321.4 million, after deducting $20.1 million of underwriting discounts and $8.5 million of offering costs. Our common stock is listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.”
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

•Maintain sustainability efforts. We intend to continue to innovate with purpose, aiming to address critical global challenges related to energy efficiency, vehicle emissions and clean and renewable energy with our sensing and power management product portfolio. In addition, we strive to operate our business in a socially responsible and environmentally sustainable manner, and with goals of maintaining dedication to social responsibility in our supply chain and disclosing the environmental impact of our business operations.
The secular trends that drive our long-term trajectory–including vehicle electrification, advanced driver assistance systems, data center efficiency and efficient motion control–continue to see strong adoption in the market. In addition, our design win momentum and record backlog will continue to serve as significant growth drivers for fiscal 2023, contributing to an increase in our full year revenue growth outlook.
Recent Initiatives to Improve Results of Operations
We implemented several initiatives over the fiscal year 2022 designed to improve our operating results.
In February 2020, we announced that we would consolidate our assembly and test facilities into a single site, located at our manufacturing facility in the Philippines (the “AMPI Facility”). We completed this transition and closed our manufacturing facility in Thailand (the “AMTC Facility”) as of March 2021, and the AMTC Facility was sold in August 2021. Consequently, we realized an improvement in profitability in fiscal year 2022.
We continue to implement initiatives to improve gross margins. Our gross margin improved from 47.2% in fiscal year 2021 to 53.0% in fiscal year 2022. This gross margin improvement was a result of our operational transformation, improved product mix of higher ASPs on more value-added products, increased leverage of our distribution channel, and continued efficiency and leverage on higher volumes. The closure of the AMTC Facility significantly reduced our cost of goods sold and fixed overhead costs associated with operating this location. By centralizing this portion of our assembly and test facilities at the AMPI Facility, we expect to continue to realize this lower level of cost of goods for the immediate future. Additionally, we will continue to the leverage our facility to increase production where demand for our products warrants.
We have been successful in increasing our average selling prices through a focus on higher value-added products and selective price increases. Increased ASPs and manufacturing efficiencies have allowed us to continue to improve gross margin in an environment of limited capacity at our suppliers and rising input costs. Limited supply and increased demand for many of our products and applications, as well as supply chain disruptions related to the COVID-19 pandemic, have contributed to input cost increases on the components needed to manufacture our products. We will continue to consider opportunities for strategic price increases and process efficiencies to offset input cost increases on the materials and supplies that we use in production.
With the consolidation of our facilities as discussed above, we have attained efficiencies through cost structure improvements, streamlining of manufacturing and support processes, and further utilization of excess capacity. These manufacturing efficiencies allowed us to leverage higher volumes to keep pace with increasing demand across most of our applications, while reducing cost of goods sold and increasing the absorption of fixed costs. Although these initiatives have resulted in gross margin and operating income improvements over the previous quarters, we cannot ensure that these trends will continue over the long-term.
Impact of the COVID-19 Pandemic
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains numerous tax provisions including a correction to the applicable depreciation rates available in the original Tax Cuts and Jobs Act (“TCJA”) for Qualified Improvement Property (“QIP”), temporarily establishes a five-year carryback period for current net operating losses (“NOL”), and contains a provision for deferred payment of 2020 employer payroll taxes. The Company currently estimates cash tax benefits of the QIP adjustment and NOL carryback period to be $12.8 million.
The COVID-19 pandemic continued during fiscal year 2022, and various authorities instituted measures related to the COVID-19 pandemic that have caused us to change our business practices, including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers and stakeholders, as well as restrictions on business travel to domestic and international locations or to attend trade shows, investor conferences and other events. As the COVID-19 pandemic continues, the timing and overall demand from customers, the efficiency in our supply chain, the availability of logistical services and component supply, and the impact of rising inflation may have a material net negative impact on our business and financial results.

Other Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our significant OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate revenue can be lengthy, typically between two and four years. As a result, our future revenue is highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary and pricing conditions, we expect the ASPs of our products to decline over time, and we consider design wins to be critical to our future success and anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.
Customer Demand, Orders and Forecasts
Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements, but these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers exposes us to the risks of inventory shortages or excess inventory. We continue to see demand for our products exceed supply and we are currently operating in an inflationary environment.
Manufacturing Costs and Product Mix
Gross margin has been, and will continue to be, affected by a variety of factors, including the ASPs of our products, product mix in a given period, material costs, yields, manufacturing costs and efficiencies. We believe the primary driver of gross margin is the ASP negotiated between us and our customers relative to material costs and yields. Our pricing and margins depend on the volumes and the features of the products we produce and sell to our customers. As our products mature and unit volumes increase, despite current price leverage, we expect their ASPs to decline in the long term. We continually monitor and work to reduce the cost of our products and improve the potential value our solutions provide to our customers as we target new design win opportunities and manage the product life-cycles of our existing customer designs. We also maintain a close relationship with our suppliers and subcontractors to improve quality, increase yields and lower manufacturing costs. As a result, these declines often coincide with improvements in manufacturing yields and lower wafer, assembly, and testing costs, which offset some or all of the margin reduction that results from declining ASPs. However, we expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to product mix, new product introductions, transitions into volume manufacturing and manufacturing costs. Gross margin generally decreases if production volumes are lower as a result of decreased demand, which leads to a reduced absorption of our fixed manufacturing costs. Gross margin generally increases when the opposite occurs.
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
We sell magnetic sensor ICs, power ICs and photonics. Revenue is generally recognized when control of the products is transferred to the customer, which typically occurs at a point in time upon shipment or delivery, depending on the terms of the contract. When we transact with a distributor, our contractual arrangement is with the distributor and not with the end customer. Whether we transact business with and receive the order from a distributor or directly from an end customer through our direct sales force and independent sales representatives, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same. We recognize revenue net of sales returns, price protection adjustments, stock rotation rights and any other discounts or credits offered to our customers. For the consignment arrangements with distributors, delivery occurs and revenue is recognized when the distributor pulls product from consignment inventory that it is stored at designated distributor locations. Recognition is not contingent upon resale of the products to the distributors’ customers. Until the products are pulled for use or sale by the distributor, we retain control over the products’ disposition, including the right to pull back or relocate the products.
Stock-based compensation
In addition to the ratable vesting of our stock-based compensation, upon completion of our IPO during the third fiscal quarter of 2021, we recognized (i) one-time stock-based compensation charges of $40.4 million consisting of $4.1 million within cost of goods sold, $1.8 million within R&D expenses, and $34.5 million within SG&A expenses in connection with the vesting of all outstanding shares of Class A common stock, (ii) $1.6 million consisting of $0.2 million within cost of goods sold, $0.1 million within R&D expenses, and $1.3 million within SG&A expenses in connection with the automatic acceleration of 25% of the standard vesting term of shares of Class L common stock and (iii) $1.0 million consisting of $0.1 million within cost of goods sold, $0.4 million within R&D expenses, and $0.5 million within SG&A expenses through the conversion of awards granted under our pre-IPO cash incentive plans into restricted stock units of the Company at the time of the IPO (the “RSU Conversion Program”).
Cost of goods sold, gross profit and gross margin
Cost of goods sold consists primarily of costs of purchasing raw materials, costs associated with probe, assembly, test and shipping our products, costs of personnel, including stock-based compensation, costs of equipment associated with manufacturing, procurement, planning and management of these processes, costs of depreciation and amortization, costs of logistics and quality assurance, and costs of royalties, value-added taxes, utilities, repairs and maintenance of equipment, and an allocated portion of our facility occupancy costs.
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
We anticipate our selling and marketing expenses to increase in absolute terms as we expand our sales force and increase our sales and marketing activities. We also anticipate that we will continue to incur accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with being a public company.
Impairment of long-lived assets
Impairment of long-lived assets reflects a $7.1 million expense in the fiscal year ended March 26, 2021, representing impairment charges on the sale of the AMTC Facility. No impairment expense was recorded for the fiscal years ended March 25, 2022 and March 27, 2020.
Change in fair value of contingent consideration
The change in fair value of contingent consideration represents the gains and losses recorded in the fiscal years ended March 25, 2022 and March 26, 2021, resulting from the adjustment in contingent consideration related to the Voxtel Acquisition. There were no amounts recorded for the fiscal year ended March 27, 2020.
Loss on debt extinguishment
Loss on debt extinguishment represents the loss associated with the partial repayment of our Term Loan Facility on November 25, 2020. There were no amounts recorded for the fiscal years ended March 25, 2022 and March 27, 2020.
Interest (expense) income, net
Interest (expense) income, net is comprised of interest expense from term loan debt and credit facilities we maintain with various financial institutions. Current expense is partially mitigated by income earned on our cash and cash equivalents, consisting primarily of certain investments that have contractual maturities no greater than three months at the time of purchase.
Foreign currency transaction (loss) gain
We incur transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.
Income in earnings of equity investment
Income in earnings of equity investment is related to our equity investment in PSL subsequent to the PSL Divestiture.
Other, net
Other, net primarily consists of miscellaneous income and expense items unrelated to our core operations.
Income tax provision (benefit)
Our provision, or benefit, for income taxes is based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
We are subject to tax in the U.S. and various foreign jurisdictions. Our effective income tax rate fluctuates primarily because of: the change in the mix of our U.S. and foreign income; the impact of discrete transactions and law changes; and the difference between the amount of tax benefits generated by the foreign derived intangible income deduction (“FDII”) and research credits, offset by the additional tax costs associated with global intangible low-tax income (“GILTI”), the base erosion tax (“BEAT”) and non-deductible stock-based compensation charges.
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
Results of Operations
Fiscal Year 2022 Compared to Fiscal Year 2021
The following table summarizes our results of operations for the fiscal years ended March 25, 2022 and March 26, 2021.

	Fiscal Year Ended		Change
	March 25, 2022	March 26, 2021	$	%
	(Dollars in thousands)
Total net sales (1)	$768,674	$591,207	$177,467	30.0%
Cost of goods sold	361,214	312,305	48,909	15.7%
Gross profit	407,460	278,902	128,558	46.1%
Operating expenses:
Research and development	121,873	108,649	13,224	12.2%
Selling, general and administrative	150,937	153,476	(2,539)	(1.7)%
Impairment of long-lived assets	—	7,119	(7,119)	(100.0)%
Change in fair value of contingent consideration	(2,000)	(2,500)	500	(20.0)%
Total operating expenses	270,810	266,744	4,066	1.5%
Operating income	136,650	12,158	124,492	1,024.0%
Other income (expense), net:
Loss on debt extinguishment	—	(9,055)	9,055	(100.0)%
Interest expense, net	(1,057)	(2,603)	1,546	(59.4)%
Foreign currency transaction loss	(568)	(2,889)	2,321	(80.3)%
Income in earnings of equity investment	1,007	1,413	(406)	(28.7)%
Other, net	4,714	(475)	5,189	(1,092.4)%
Total other income (expense), net	4,096	(13,609)	17,705	(130.1)%
Income (loss) before income tax provision (benefit)	140,746	(1,451)	142,197	(9,799.9)%
Income tax provision (benefit)	21,191	(19,552)	40,743	(208.4)%
Net income	119,555	18,101	101,454	560.5%
Net income attributable to non-controlling interests	148	148	—	—%
Net income attributable to Allegro MicroSystems, Inc.	$119,407	$17,953	$101,454	565.1%
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Fiscal Year Ended
	March 25, 2022	March 26, 2021
Total net sales	100.0%	100.0%
Cost of goods sold	47.0%	52.8%
Gross profit	53.0%	47.2%
Operating expenses:
Research and development	15.9%	18.4%
Selling, general and administrative	19.6%	26.0%
Impairment of long-lived assets	—%	1.2%
Change in fair value of contingent consideration	(0.3)%	(0.4)%
Total operating expenses	35.2%	45.2%
Operating income	17.8%	2.0%
Other income (expense), net:
Loss on debt extinguishment	—%	(1.5)%
Interest expense, net	(0.1)%	(0.4)%
Foreign currency transaction loss	(0.1)%	(0.5)%
Income in earnings of equity investment	0.1%	0.2%
Other, net	0.6%	(0.1)%
Total other income (expense), net	0.5%	(2.3)%
Income (loss) before income tax provision (benefit)	18.3%	(0.3)%
Income tax provision (benefit)	2.8%	(3.3)%
Net income	15.5%	3.0%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	15.5%	3.0%
Total net sales
Total net sales increased by $177.5 million, or 30.0%, to $768.7 million in the fiscal year ended March 25, 2022 from $591.2 million in the fiscal year ended March 26, 2021. This increase was primarily due to the continued economic recovery and increases in demand for ADAS, safety, comfort and convenience, internal combustion engine (“ICE”) applications, xEV, wireless infrastructure, personal mobility, industrial automation, cloud computing/data center and gaming applications, partially offset by declines in personal electronics and PC printers and peripherals.
Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Fiscal Year Ended		Change
	March 25, 2022	March 26, 2021	Amount	%
	(Dollars in thousands)
Automotive	$531,564	$398,298	$133,266	33.5%
Industrial	133,187	94,872	38,315	40.4%
Other	103,923	98,037	5,886	6.0%
Total net sales	$768,674	$591,207	$177,467	30.0%
The increase in net sales to our end markets was driven by an increase in automotive of $133.3 million, or 33.5%, an increase in industrial of $38.3 million, or 40.4%, and an increase in other of $5.9 million, or 6.0%.

Automotive net sales increased in the fiscal year ended March 25, 2022 compared to the fiscal year ended March 26, 2021 due to the continued higher demand across all of our major applications, primarily our ADAS, safety, and comfort and convenience.
Industrial net sales improved in the fiscal year ended March 25, 2022 compared to the fiscal year ended March 26, 2021 primarily due to increased demand in industrial automation, cloud computing/data center, wireless infrastructure and personal mobility.
Other net sales improved in the fiscal year ended March 25, 2022 compared to the fiscal year ended March 26, 2021 primarily attributable to increased demand in gaming applications of approximately $27.0 million, partially offset by declines in personal electronics and PC printer and peripherals of approximately $21.0 million.
Sales Trends by Product
The following table summarizes net sales by product:

	Fiscal Year Ended		Change
	March 25, 2022	March 26, 2021	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$268,381	$203,600	$64,781	31.8%
Magnetic sensors integrated circuits (“MS”)	498,561	386,372	112,189	29.0%
Photonics	1,732	1,235	497	40.2%
Total net sales	$768,674	$591,207	$177,467	30.0%
The growth in net sales by product was driven by increases in MS product sales of $112.2 million and in PIC product sales of $64.8 million, as well as a $0.5 million increase in Photonics product sales.
Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Fiscal Year Ended		Change
	March 25, 2022	March 26, 2021	Amount	%
	(Dollars in thousands)
Americas:
United States	$108,396	$82,165	$26,231	31.9%
Other Americas	23,056	16,558	6,498	39.2%
EMEA:
Europe	134,537	103,128	31,409	30.5%
Asia:
Japan	148,813	104,661	44,152	42.2%
Greater China	191,895	157,546	34,349	21.8%
South Korea	80,451	62,075	18,376	29.6%
Other Asia	81,526	65,074	16,452	25.3%
Total net sales	$768,674	$591,207	$177,467	30.0%
The increase in net sales across geographic locations in the fiscal year ended March 25, 2022 compared to the fiscal year ended March 26, 2021 was primarily due to content and market share gains, as many countries continue to experience economic expansion coming out of the COVID-19 pandemic, and demand for many of our products and applications rose year-over-year.
The increase in net sales in Japan of $44.1 million, or 42.2%, was primarily driven by higher demand for our xEV, ADAS, personal mobility and cloud computing/data center offerings. The increases in net sales of $34.4 million, or 21.8%, in Greater China and $32.7 million, or 33.2%, in the Americas each related to higher automotive demand, primarily in our

ADAS, ICE, safety, and comfort and convenience applications, as well as increased demand in our industrial sectors. Higher year-over-year net sales of $31.4 million, or 30.5%, in Europe, predominantly comprised of Germany and France, was driven by increases in our ADAS, ICE, safety, comfort and convenience and grid infrastructure offerings. South Korea and Other Asia experienced sales growth of $18.4 million, or 29.6%, and $16.5 million, or 25.3%, respectively, mainly due to higher automotive demand, specifically in ADAS, safety, and comfort and convenience applications, as well as growth in our industrial applications, especially in our cloud computing/data center offerings.
Cost of goods sold, gross profit and gross margin
Cost of goods sold increased by $48.9 million, or 15.7%, to $361.2 million in the fiscal year ended March 25, 2022 from $312.3 million in the fiscal year ended March 26, 2021. The increase in cost of goods sold was primarily attributable to higher production volume, partially offset by decreases in amortization of manufacturing cost absorptions and lower cost of goods sold related to our photonics product line attributable to the discontinuation of a legacy Voxtel product line during 2022.
Gross profit increased by $128.6 million, or 46.1%, to $407.5 million in the fiscal year ended March 25, 2022 from $278.9 million in the fiscal year ended March 26, 2021. The increase in gross profit was driven by a $177.5 million increase in net sales in all markets, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by approximately $13.2 million, or 12.2%, to $121.9 million in the fiscal year ended March 25, 2022 from $108.6 million in the fiscal year ended March 26, 2021. This increase was primarily due to higher employee-related personnel costs of $10.1 million and a combined $5.1 million increase in general operating expenses, partially offset by a combined $2.6 million decrease in inventory and supplies and contract labor costs.
R&D expenses represented 15.9% of our total net sales for the fiscal year ended March 25, 2022, a decrease from 18.4% of our total net sales for the fiscal year ended March 26, 2021. This percentage decrease was primarily due to the growth in our net sales in 2022.
SG&A expenses
SG&A expenses decreased by $2.6 million, or 1.7%, to $150.9 million in the fiscal year ended March 25, 2022 from $153.5 million in the fiscal year ended March 26, 2021. This decrease was primarily due to a $14.7 million decrease in stock-based compensation expense and a combined $8.0 million decrease in general operating expenses, partially offset by an increase of $19.9 million in combined employee-related personnel costs, contract labor, insurance and general expenses.
SG&A expenses represented 19.6% of our total net sales for the fiscal year ended March 25, 2022, representing a decrease from 26.0% of our total net sales for the fiscal year ended March 26, 2021. This percentage decrease was primarily due to the growth in net sales in the fiscal year ended March 25, 2022. In addition, the percentage decrease represents the lower SG&A expenses as discussed above, as those costs were incrementally higher for the fiscal year ended March 26, 2021 due in large part to IPO-related costs and accelerated vesting of the Class A and L common stock and RSU Conversion Program incurred during that period. For details, see Note 12, “Management Long-Term Cash Incentive Plan” to the audited consolidated financial statements.
Impairment of long-lived assets
Impairment of long-lived assets reflected a $7.1 million expense in the fiscal year ended March 26, 2021, representing impairment charges on the held for sale AMTC Facility. No impairment loss occurred in the fiscal year ended March 25, 2022.
Change in fair value of contingent consideration
The change in fair value of contingent consideration reflected a $0.5 million decrease in gains in the fiscal year ended March 25, 2022, resulting from the write-down in contingent consideration related to the acquisition of Voxtel in 2021.
Loss on debt extinguishment
Loss on debt extinguishment reflected a $9.1 million loss in the fiscal year ended March 26, 2021, representing the write-off of unamortized balances of previously deferred financing costs as a result of the $300.0 million Term Loan Facility principal balance repayment on November 25, 2020. No loss occurred in the fiscal year ended March 25, 2022.

Interest expense, net
Interest expense, net decreased by $1.5 million to $1.1 million in the fiscal year ended March 25, 2022 from $2.6 million in the fiscal year ended March 26, 2021. The decrease in interest expense, net was primarily due to lower outstanding debt balances during the fiscal year ended March 25, 2022.
Foreign currency transaction loss
We recorded a foreign currency transaction loss of $0.6 million in the fiscal year ended March 25, 2022 compared to a loss of $2.9 million in the fiscal year ended March 26, 2021. The foreign currency transaction loss recorded in the fiscal year ended March 25, 2022 was primarily due to $0.9 million of realized and unrealized losses from our UK location, partially offset by $0.3 million of realized and unrealized gains from our Philippines location. The foreign currency transaction loss recorded in the fiscal year ended March 26, 2021 was primarily attributable to $3.5 million of realized and unrealized losses from our UK location, partially offset by $1.3 million realized and unrealized gains from our Thailand location.
Income in earnings of equity investment
Income in earnings of equity investment reflected gains of $1.0 million and $1.4 million in the fiscal years ended March 25, 2022 and March 26, 2021, respectively, representing the earnings on our 30% investment in PSL.
Other, net
Other, net increased by approximately $5.2 million to $4.7 million of gains in the fiscal year ended March 25, 2022 from $0.5 million of loss in the fiscal year ended March 26, 2021. The increase in the fiscal year ended March 25, 2022 was primarily due to the $3.7 million unrealized gains on marketable securities and a $0.4 million gain related to the sale of the AMTC Facility. The loss in the fiscal year ended March 26, 2021 was primarily due to disposals of equipment from various facilities.
Income tax provision (benefit)
The provision for income taxes was $21.2 million for the fiscal year ended March 25, 2022 as compared to a benefit of $19.6 million for the fiscal year ended March 26, 2021. The increase in income tax expense in fiscal year 2022 as compared to fiscal year 2021 relates primarily to tax impacts of the fiscal year 2021 IPO transaction. The fiscal year 2021 IPO transaction resulted in excess tax over financial reporting deductions related to a $40.4 million stock-based compensation charge (and the related incremental tax deductions), a $16.0 million one-time dividend treated as compensation expense for tax purposes, as well as a tax loss on the divestiture of PSL. The tax impacts of these transactions and other discrete transactions caused an overall U.S. NOL for fiscal year 2021 that will be carried back five years. Additional fluctuations in our effective income tax rate relate primarily to differences in our U.S. taxable income, estimated FDII benefits, GILTI income, research credits, non-deductible stock-based compensation charges, and discrete tax items.
Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we regularly review other measures, defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key measures we consider are non-GAAP Gross Profit, non-GAAP Gross Margin, non-GAAP Operating Expenses, non-GAAP Operating Income, non-GAAP Operating Margin, non-GAAP Profit before Tax, non-GAAP Provision for Income Tax, non-GAAP Net Income, non-GAAP Net Income per Share, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations, and in the case of non-GAAP Provision for Income Tax, management believes that this non-GAAP measure of income taxes provides it with the ability to evaluate the non-GAAP Provision for Income Taxes across different reporting periods on a consistent basis, independent of special items and discrete items, which may vary in size and frequency. By presenting these Non-GAAP Financial Measures, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance, and we believe that investors’ understanding of our performance is enhanced by our presenting these Non-GAAP Financial Measures, as they provide a reasonable basis for comparing our ongoing results of operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management and the investment community with valuable insight into matters such as: our ongoing core operations, our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance. These Non-

GAAP Financial Measures are used by both management and our board of directors, together with the comparable GAAP information, in evaluating our current performance and planning our future business activities. In particular, management finds it useful to exclude non-cash charges in order to better correlate our operating activities with our ability to generate cash from operations and to exclude certain cash charges as a means of more accurately predicting our liquidity requirements. We believe that these Non-GAAP Financial Measures, when used in conjunction with our GAAP financial information, also allow investors to better evaluate our financial performance in comparison to other periods and to other companies in our industry.
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
•AMTC Facility consolidation one-time costs—Represents one-time costs incurred in connection with closing of the AMTC Facility and transitioning of test and assembly functions to the AMPI Facility announced in fiscal year 2020, consisting of: moving equipment between facilities, contract terminations and other non-recurring charges. The closure and transition of the AMTC Facility was substantially completed as of the end of March 2021, and we sold the AMTC Facility in August 2021. These costs are in addition to, and not duplicative of, the adjustments noted in note (*) below.
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
(*) Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments consisting of:
•Additional AMTC-related costs—Represents costs relating to the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility in the Philippines announced in fiscal year 2020 consisting of the net savings resulted from or expected to result from the movement of work to the AMPI Facility, which facility had duplicative capacity based on the buildouts of the AMPI Facility in fiscal years 2019 and 2018. The elimination of these costs did not reduce our production capacity and therefore did not have direct effects on our ability to generate revenue. The closure and transition of the AMTC Facility was substantially completed as of the end of March 2021.
•Out-of-period adjustment for depreciation expense of giant magnetoresistance assets (“GMR assets”)—Represents a one-time depreciation expense related to the correction of an immaterial error, related to 2017, for certain manufacturing assets that have reached the end of their useful lives.
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
•Transaction fees—Represents transaction-related legal and consulting fees incurred primarily in connection with (i) the acquisition of Voxtel in fiscal year 2020, (ii) one-time transaction-related legal and consulting fees in fiscal 2021, (iii) one-time transaction-related legal, consulting and registration fees related to a secondary offering on behalf of certain stockholders in fiscal 2022, and (iv) one-time transaction-related legal and consulting fees in fiscal 2022 not related to (iii).
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
•Impairment of long-lived assets—Represents impairment charge incurred in connection with the sale of the AMTC Facility.
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
•Loss on debt extinguishment—Represents one-time costs representing deferred financing costs associated with the $300.0 million of our term loan facility repaid during the fiscal year ended March 26, 2021.
•Foreign currency translation loss—Represents losses and gains resulting from the remeasurement and settlement of intercompany debt and operational transactions, as well as transactions with external customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.
•Income in earnings of equity investment—Represents our equity method investment in PSL.
•Unrealized losses (gains) on investments—Represents mark-to-market adjustments on equity investments with readily determinable fair values.
Non-GAAP Profit before Tax, Non-GAAP Net Income, and Non-GAAP Basic and Diluted Earnings Per Share
We calculate non-GAAP Profit before Tax as Income (Loss) before Income Taxes excluding the same items excluded above and also excluding the item below in applicable periods. We calculate non-GAAP Net Income as Net Income excluding the same items excluded above and also excluding the item below in applicable periods.
•Interest on repaid portion of term loan facility—Represents interest expense associated with the $300.0 million of our term loan facility repaid during the period.
Non-GAAP Provision for Income Tax
In calculating non-GAAP Provision for Income Tax, we have added back the following to GAAP Income Tax Provision (Benefit):
•Tax effect of adjustments to GAAP results—Represents the estimated income tax effect of the adjustments to non-GAAP Profit Before Tax described above and elimination of discrete tax adjustments.

	Three-Month Period Ended			Fiscal Year Ended
	March 25, 2022	December 24, 2021	March 26, 2021	March 25, 2022	March 26, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Gross Profit

GAAP Gross Profit	$109,603	$101,165	$87,006	$407,460	$278,902

Voxtel inventory impairment	—	—	—	3,106	—
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	930	—	5,930
Stock-based compensation	1,184	742	314	3,176	5,158
AMTC Facility consolidation one-time costs	—	—	625	144	2,184
Amortization of acquisition-related intangible assets	273	273	273	1,092	651
COVID-19 related expenses	296	137	64	1,092	202
Total Non-GAAP Adjustments	$1,753	$1,152	$2,206	$8,610	$16,823

Non-GAAP gross profit*	$111,356	$102,317	$89,212	$416,070	$295,725
Non-GAAP gross margin	55.6%	54.8%	50.9%	54.1%	50.0%
*Non-GAAP Gross Profit and the corresponding calculation of non-GAAP Gross Margin do not include adjustments for the following components of our net income: additional AMTC related costs of $— and $6,553 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, and out-of-period adjustment for depreciation expense of GMR assets of $— and $768 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 25, 2022	December 24, 2021	March 26, 2021	March 25, 2022	March 26, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Operating Expenses

GAAP Operating Expenses	$79,354	$65,560	$67,558	$270,810	$266,744

Research and Development Expenses
GAAP Research and Development Expenses	32,432	30,297	28,140	121,873	108,649
Stock-based compensation	1,119	1,019	536	3,933	3,573
AMTC Facility consolidation one-time costs	—	—	—	2	2
COVID-19 related expenses	3	6	8	23	100
Transaction fees	5	—	—	5	18
Non-GAAP Research and Development Expenses	31,305	29,272	27,596	117,910	104,956

Selling, General and Administrative Expenses
GAAP Selling, General and Administrative Expenses	46,822	37,963	34,799	150,937	153,476
Stock-based compensation	12,598	5,859	2,119	26,439	41,139
AMTC Facility consolidation one-time costs	74	108	1,488	657	5,626
Amortization of acquisition-related intangible assets	22	23	37	90	117
COVID-19 related expenses	215	356	250	1,503	4,926
Transaction fees	384	1,085	3,727	1,498	7,426
Severance	—	578	—	746	156
Non-GAAP Selling, General and Administrative Expenses	33,529	29,954	27,178	120,004	94,086

Impairment of long-lived assets	—	—	7,119	—	7,119
Change in fair value of contingent consideration	100	(2,700)	(2,500)	(2,000)	(2,500)

Total Non-GAAP Adjustments	14,520	6,334	12,784	32,896	67,702

Non-GAAP operating expenses *	$64,834	$59,226	$54,774	$237,914	$199,042
*Non-GAAP Operating Expenses do not include adjustments for the following components of our net income: additional AMTC related costs of $— and $723 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, and labor savings costs of $— and $218 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 25, 2022	December 24, 2021	March 26, 2021	March 25, 2022	March 26, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Operating Income

GAAP Operating Income	$30,249	$35,605	$19,448	$136,650	$12,158

Voxtel inventory impairment	—	—	—	3,106	—
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	930	—	5,930
Stock-based compensation	14,901	7,620	2,969	33,548	49,870
AMTC Facility consolidation one-time costs	74	108	2,113	803	7,812
Amortization of acquisition-related intangible assets	295	296	310	1,182	768
COVID-19 related expenses	514	499	322	2,618	5,228
Impairment of long-lived assets	—	—	7,119	—	7,119
Change in fair value of contingent consideration	100	(2,700)	(2,500)	(2,000)	(2,500)
Transaction fees	389	1,085	3,727	1,503	7,444
Severance	—	578	—	746	156
Total Non-GAAP Adjustments	$16,273	$7,486	$14,990	$41,506	$84,525

Non-GAAP Operating Income*	$46,522	$43,091	$34,438	$178,156	$96,683
Non-GAAP Operating Margin* (% of net sales)	23.2%	23.1%	19.7%	23.2%	16.4%
*Non-GAAP Operating Income and the corresponding calculation of non-GAAP Operating Margin do not include adjustments for the following components of our net income: additional AMTC related costs of $— and $7,276 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, labor savings costs of $— and $218 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, and out-of-period adjustment for depreciation expense of GMR assets of $— and $768 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 25, 2022	December 24, 2021	March 26, 2021	March 25, 2022	March 26, 2021
	(Dollars in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

GAAP Net Income	$25,652	$32,973	$8,689	$119,555	$18,101

Interest (income) expense, net	(707)	269	668	1,057	2,603
Income tax provision (benefit)	4,504	6,281	8,361	21,191	(19,552)
Depreciation & amortization	12,006	12,011	12,082	48,527	48,307
EBITDA	$41,455	$51,534	$29,800	$190,330	$49,459

Non-core loss (gain) on sale of equipment	1	(19)	156	(349)	442
Voxtel inventory impairment	—	—	—	3,106	—
Miscellaneous legal judgment charge	—	—	—	—	574
Loss on debt extinguishment	—	—	—	—	9,055
Foreign currency translation loss	513	3	1,558	568	2,889
Income in earnings of equity investment	(215)	(287)	(6)	(1,007)	(1,413)
Unrealized losses (gains) on investments	760	(3,504)	—	(3,722)	—
Stock-based compensation	14,901	7,620	2,969	33,548	49,870
AMTC Facility consolidation one-time costs	74	108	2,113	803	7,812
COVID-19 related expenses	514	499	322	2,618	5,228
Impairment of long-lived assets	—	—	7,119	—	7,119
Change in fair value of contingent consideration	100	(2,700)	(2,500)	(2,000)	(2,500)
Transaction fees	389	1,085	3,727	1,503	7,444
Severance	—	578	—	746	156
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	930	—	5,930
Adjusted EBITDA*	$58,492	$54,917	$46,188	$226,144	$144,763
Adjusted EBITDA Margin* (% of net sales)	29.2%	29.4%	26.4%	29.4%	24.5%
*Adjusted EBITDA and the corresponding calculation of Adjusted EBITDA Margin do not include adjustments for the following components of our net income: AMTC additional costs of $— and $7,276 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, and labor savings costs of $— and $218 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 25, 2022	December 24, 2021	March 26, 2021	March 25, 2022	March 26, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Profit before Tax

GAAP Income (Loss) before Tax Provision (Benefit)	$30,156	$39,254	$17,050	$140,746	$(1,451)

Non-core loss (gain) on sale of equipment	1	(19)	156	(349)	442
Voxtel inventory impairment	—	—	—	3,106	—
Miscellaneous legal judgment charge	—	—	—	—	574
Loss on debt extinguishment	—	—	—	—	9,055
Foreign currency translation loss	513	3	1,558	568	2,889
Income in earnings of equity investment	(215)	(287)	(6)	(1,007)	(1,413)
Unrealized losses (gains) on investments	760	(3,504)	—	(3,722)	—
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	930	—	5,930
Stock-based compensation	14,901	7,620	2,969	33,548	49,870
Interest on repaid portion of Term Loan Facility	—	—	—	—	2,163
AMTC Facility consolidation one-time costs	74	108	2,113	803	7,812
Amortization of acquisition-related intangible assets	295	296	310	1,182	768
COVID-19 related expenses	514	499	322	2,618	5,228
Impairment of long-lived assets	—	—	7,119	—	7,119
Change in fair value of contingent consideration	100	(2,700)	(2,500)	(2,000)	(2,500)
Transaction fees	389	1,085	3,727	1,503	7,444
Severance	—	578	—	746	156
Total Non-GAAP Adjustments	$17,332	$3,679	$16,698	$36,996	$98,235

Non-GAAP Profit before Tax*	$47,488	$42,933	$33,748	$177,742	$96,784
*Non-GAAP Profit before Tax does not include adjustments for the following components of our net income: additional AMTC related costs of $— and $7,276 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, labor savings costs of $— and $218 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, and out-of-period adjustment for depreciation expense of GMR assets of $— and $768 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 25, 2022	December 24, 2021	March 26, 2021	March 25, 2022	March 26, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Provision for Income Taxes

GAAP Income Tax Provision (Benefit)	$4,504	$6,281	$8,361	$21,191	$(19,552)
GAAP effective tax rate	14.9%	16.0%	49.0%	15.1%	1,347.5%

Tax effect of adjustments to GAAP results	2,817	561	(3,053)	6,415	34,486

Non-GAAP Provision for Income Taxes *	$7,321	$6,842	$5,308	$27,606	$14,934
Non-GAAP effective tax rate	15.4%	15.9%	15.7%	15.5%	15.4%
*Non-GAAP Provision for Income Taxes does not include tax adjustments for the following components of our net income: additional AMTC related costs, labor savings costs, and out-of-period adjustment for depreciation expense of GMR assets. The related tax effect of those adjustments to GAAP results were $— and $1,851 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively.

	Three-Month Period Ended			Fiscal Year Ended
	March 25, 2022	December 24, 2021	March 26, 2021	March 25, 2022	March 26, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Net Income

GAAP Net Income	$25,652	$32,973	$8,689	$119,555	$18,101
GAAP Basic Earnings per Share	$0.14	$0.17	$0.05	$0.63	$0.22
GAAP Diluted Earnings per Share	$0.13	$0.17	$0.05	$0.62	$0.10

Non-core loss (gain) on sale of equipment	1	(19)	156	(349)	442
Voxtel inventory impairment	—	—	—	3,106	—
Miscellaneous legal judgment charge	—	—	—	—	574
Loss on debt extinguishment	—	—	—	—	9,055
Foreign currency translation loss	513	3	1,558	568	2,889
Income in earnings of equity investment	(215)	(287)	(6)	(1,007)	(1,413)
Unrealized losses (gains) on investments	760	(3,504)	—	(3,722)	—
Inventory cost amortization	—	—	—	—	2,698
Foundry service payment	—	—	930	—	5,930
Stock-based compensation	14,901	7,620	2,969	33,548	49,870
Interest on repaid portion of Term Loan Facility	—	—	—	—	2,163
AMTC Facility consolidation one-time costs	74	108	2,113	803	7,812
Amortization of acquisition-related intangible assets	295	296	310	1,182	768
COVID-19 related expenses	514	499	322	2,618	5,228
Impairment of long-lived assets	—	—	7,119	—	7,119
Change in fair value of contingent consideration	100	(2,700)	(2,500)	(2,000)	(2,500)
Transaction fees	389	1,085	3,727	1,503	7,444
Severance	—	578	—	746	156
Tax effect of adjustments to GAAP results	(2,817)	(561)	3,053	(6,415)	(34,486)

Non-GAAP Net Income*	$40,167	$36,091	$28,440	$150,136	$81,850
Basic weighted average common shares	189,997,738	189,736,901	189,429,893	189,748,427	83,448,055
Diluted weighted average common shares	192,125,252	192,068,222	190,860,556	191,811,205	176,416,645
Non-GAAP Basic Earnings per Share	$0.21	$0.19	$0.15	$0.79	$0.98
Non-GAAP Diluted Earnings per Share	$0.21	$0.19	$0.15	$0.78	$0.46
*Non-GAAP Net Income does not include adjustments for the following components of our net income: additional AMTC related costs of $— and $7,276 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, labor savings costs of $— and $218 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, and out-of-period adjustment for depreciation expense of GMR assets of $— and $768 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively, and (ii) the related tax effect of adjustments to GAAP results of $— and $1,851 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively.
Liquidity and Capital Resources
As of March 25, 2022, we had $282.4 million of cash and cash equivalents and $407.5 million of working capital compared to $197.2 million of cash and cash equivalents and $313.9 million of working capital as of March 26, 2021. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2023 is to utilize excess cash on hand to support our continued growth initiatives into select markets, planned capital expenditures and strategic arrangements, as well as consider potential acquisitions. As of March 25, 2022, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 17, “Commitments and Contingencies” to the audited consolidated financial statements. Additionally, refer to Note 16, “Retirement Plans” to the audited consolidated financial statements for more information related to the Company’s pension and defined contribution plans.
On September 30, 2020, we (i) entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility due in fiscal 2028 (the “Term Loan Facility”), (ii) entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”), and (iii) used cash on hand to repay all amounts outstanding under AML’s revolving credit agreement with Mizuho Bank, Ltd. (the “AML Revolver”) and AML’s line of credit with Bank of Mitsubishi UFJ (the “AML Line of Credit”) and terminated all commitments thereunder. On November 25, 2020, we repaid $300.0 million of the outstanding $325.0 million Term Loan Facility using proceeds from our completed IPO. Refer to the “Debt Obligations” section below for additional information regarding our credit facilities. We are obligated to pay interest on the outstanding debt balances, and the principal outstanding is due in fiscal year 2028.
As expected with our IPO, we experienced a significant increase in accounting, legal and professional fees and other costs associated with being a public company. However, we believe that our existing cash resources and our access to the capital markets will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next twelve months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.”
Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the fiscal years ended 2022 and 2021:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021
	(dollars in thousands)
Net cash provided by operating activities	$156,129	$120,570
Net cash used in investing activities	(66,271)	(68,245)
Net cash used in financing activities	(5,307)	(72,186)
Effect of exchange rate changes on cash and cash equivalents	1,373	3,860
Net increase (decrease) in cash and cash equivalents and restricted cash	$85,924	$(16,001)

Operating Activities
Net cash provided by operating activities was $156.1 million in fiscal year 2022, resulting primarily from our net income of $119.6 million and non-cash charges of $89.9 million, partially offset by a net decrease in operating assets and liabilities of $53.3 million. Net changes in operating assets and liabilities consisted mostly of a $19.5 million increase in prepaid expenses and other assets, an $18.3 million increase in trade accounts receivable, net, a $4.5 million increase in inventories, a $4.3 million decrease in trade accounts payable, and a $3.4 million decrease in accrued expenses and other current and long-term liabilities. The increase in prepaid expenses and other assets was primarily due to higher long-term deposits and income taxes receivable, partially offset by lower prepayments of taxes, including VAT receivables. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts. The increase in inventories was primarily a result of raw materials purchases and inventory builds to support anticipated sales growth in 2023. The decreases in trade accounts payable and accrued expenses and other current and long-term liabilities were primarily due to the release of deposits related to the sale of our AMTC Facility and the reduction of the balance due on the Voxtel acquisition, as well as the timing of payments of purchases. These decreases were partially offset by higher accrued personnel costs, particularly for management incentive bonuses, higher operating purchases, including unpaid capital expenditures of $2.0 million, and higher income taxes due.
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
Investing Activities
Net cash used in investing activities primarily consists of purchases of property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment.
Net cash used in investing activities was $66.3 million in fiscal year 2022, consisting of $69.9 million of purchases of property, plant and equipment, $14.5 million of cash expended for the acquisition of Voxtel and purchases of marketable securities of $9.2 million, partially offset by $27.4 million of cash received for the sale of the AMTC Facility.
Net cash used in investing activities was $68.2 million in fiscal year 2021, consisting of $40.7 million of purchases of property, plant and equipment, $11.6 million of cash expended for the acquisition of Voxtel and $16.3 million of cash removed as a result of the PSL Divestiture, partially offset by $0.3 million of proceeds from sales of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $5.3 million in fiscal year 2022, consisting of funds loaned to PSL of $7.5 million, partially offset by $2.2 million of proceeds received in connection with the issuance of common stock under the 2020 ESPP, net of payments for taxes related to the net settlement of equity awards.
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

Debt Obligations
As of March 25, 2022, we had $25.0 million in aggregate principal amount of debt outstanding under our Senior Secured Credit Facilities. We entered into the Senior Secured Credit Facilities on September 30, 2020 consisting of a $325.0 million Term Loan Facility due in 2027 and a revolving facility credit agreement providing for a $50.0 million Revolving Credit Facility expiring in 2023. On November 25, 2020, we repaid $300.0 million of the outstanding Term Loan Facility principal balance.
Description of Credit Facilities
Term Loan Facility
The Term Loan Facility bears interest at a rate per year of, at our option, either (i) the Base Rate (as defined in the credit agreement) plus an applicable margin from 2.75% to 3.00% depending on our net leverage ratio, or (ii) the Eurodollar Rate (as defined in the credit agreement) plus an applicable margin from 3.75% to 4.00% depending on our net leverage ratio. The Eurodollar Rate is subject to a floor of 0.50%. At March 25, 2022, all term loan borrowings were designated as Eurodollar loans and bore interest of 4.25%.
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
We incurred financing costs of $0.3 million in connection with the Revolving Credit Facility, which we classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on our consolidated balance sheet, and are amortizing these costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $0.1 million and $0.2 million at March 25, 2022 and March 26, 2021, respectively.
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
AMPI Credit Facilities
On November 26, 2019, AMPI entered into a line of credit agreement with Union Bank of the Philippines, Inc. that provides for a maximum borrowing capacity of 60.0 million Philippine pesos (approximately $1.1 million) at the bank’s prevailing interest rate. While this line of credit initially expired on August 31, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on August 21, 2022. There were no borrowings outstanding under this line of credit as of March 25, 2022 and March 26, 2021.
On November 20, 2019, AMPI entered into a line of credit agreement with BDO Unibank that provides for a maximum borrowing capacity of 75.0 million Philippine pesos (approximately $1.4 million) at the bank’s prevailing interest rate. While this line of credit initially expired on June 30, 2021 (in connection with certain delays as a result of the COVID-19 pandemic and its impact on bank operations), the line of credit was extended in September 2021 and is now expected to expire on June 30, 2022. There were no borrowings outstanding under this line of credit as of March 25, 2022 and March 26, 2021.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies” to the audited consolidated financial statements included elsewhere in this Annual Report for information regarding recent accounting pronouncements.
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates relate to useful lives of intangible assets, goodwill, stock-based compensation, and sales allowances. Such estimates could also relate to the net realizable value of inventory, accrued liabilities, and deferred tax valuation allowances. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to our financial statements. We believe that the accounting policies described below require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. See Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding these and our other significant accounting policies.
Revenue Recognition
Revenue is recognized when transfer of control to the customer occurs in an amount reflecting the consideration that we expect to be entitled.
Sales Allowances
Sales allowances include sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes limited price protection provisions provided to distributors. We estimate potential future sales allowances based on historical data from prior sales adjustments. Historical experience can change over time. As a result, estimated sales allowances may differ significantly from that recorded in the current and historical periods. See Note 5, “Trade Accounts Receivable, net” to the consolidated financial statements for information regarding the change in sales allowances.

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
Interest Rate Risk
Our investments have limited exposure to market risk. At March 25, 2022, we maintained a portfolio of cash and cash equivalents, consisting primarily of money market funds. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our Term Loan Facility and borrowings on our bank credit facilities. Although our Term Loan Facility and credit facilities have variable rates, as of March 25, 2022, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Foreign Currency Risk
Due to our international operations, a significant portion of our cost of sales and operating expenses is denominated in currencies other than the U.S. Dollar, principally the Euro and the Philippine Peso. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro and the Philippine Peso. We reflected losses of $0.6 million and $2.9 million for fiscal years 2022 and 2021, respectively. Based on fiscal 2022 performance, a hypothetical appreciation (decline) in the value of the Euro in relation to the U.S. dollar of 10% would favorably (negatively) impact operating income by immaterial amounts. A hypothetical 10% appreciation (decline) in the value of the Philippine peso in relation to the U.S. dollar would negatively (favorably) impact operating income by immaterial amounts. The individual impacts to our operating income of hypothetical currency fluctuations have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. Dollar as changes in the value of their functional currency relative to the U.S. Dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. Dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 25, 2022. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements, together with the report of our independent registered public accounting firms, appear at pages F-1 through F-50 of this Annual Report on Form 10-K for the year ended March 25, 2022.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 25, 2022. Based on the evaluation of our disclosure controls and procedures as of March 25, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 25, 2022. Our independent auditor, Grant Thornton LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. This attestation report appears below on page F-4.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 25, 2022. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
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
Item 11. Executive Compensation.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 25, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 25, 2022, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.
Equity Compensation Plan Information
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of March 25, 2022:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights (a)[2]	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders[1]	2,656,090	—	3,887,023
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	2,656,090		3,887,023
1    As of March 25, 2022, there were 3,180,390 shares available for future issuance under the 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”), 706,633 under the 2020 ESPP.
2    As of March 25, 2022, there were 465,732 PSUs issued at target and 1,344,717 RSUs included in this amount.
3    No exercise price has been derived as a result of all derivatives issued being PSUs and RSUs.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 25, 2022.
Item 14. Principal Accountant Fees and Services.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 25, 2022.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements.
The following financial statements are included in this Form 10-K from page F-1 to page F-50:
Reports of Independent Public Accounting Firm (PCAOB ID Number 248)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
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

4.2
Stockholders Agreement, dated as of September 30, 2020, by and among Allegro MicroSystems, Inc., Sanken Electric Co., Ltd. and OEP SKNA, L.P. (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

4.3
Addendum to Stockholders Agreement of Allegro MicroSystems, Inc., dated as of June 30, 2021, by and among Allegro MicroSystems, Inc., OEP SKNA, L.P. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2021)

4.4
Amended and Restated Registration Rights Agreement, by and among the Company, Sanken Electric Co. and OEP SKNA, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

4.5	Description of securities (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K on May 19, 2021)

4.6	Form of Indenture (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-3ASR filed on November 1, 2021)

10.1
Amended and Restated Limited Liability Company Agreement of Polar Semiconductor, LLC, dated as of March 28, 2020, by and among Polar Semiconductor, LLC, Allegro MicroSystems, Inc. and Sanken Electric Co. Ltd. (incorporated by reference from Exhibit 2.1 (Exhibit B) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.2
Wafer Foundry Agreement, dated as of April 12, 2013, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.3
Amendment No. 1 to Wafer Foundry Agreement, dated as of March 28, 2020, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit C) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.4
Letter Agreement regarding FY21 Price Support, dated as of March 28, 2020, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit D) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.5
Letter Agreement regarding Consolidation of Technology Agreements, by and among Allegro MicroSystems, LLC, Sanken Electric Co., Ltd. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit F) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.6
Distribution Agreement, dated as of July 5, 2007, by and between Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.7
Amended and Restated Transfer Pricing Agreement, dated as of March 28, 2020, by and among Sanken Electric Co., Ltd., Allegro MicroSystems, Inc., Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit I) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.8
Sales Representative Agreement, dated as of July 5, 2007, by and between Sanken Electric Co., Ltd. and Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.9
Royalty Sharing Agreement, dated as of September 3, 2013, by and between Sanken Electric Co., Ltd. and Allegro MicroSystems, LLC (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.10
Sublease Agreement, by and between Allegro MicroSystems Business Development, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S- filed on October 6, 2020)

10.11
Contract of Lease, dated as of April 1, 2004, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.12
Contract of Lease, dated as of May 23, 2008, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.13
Contract of Lease, dated as of February 10, 2010, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.14
Contract of Lease, dated as of December 29, 2017, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.15
Board Executive Advisor Agreement, dated as of September 28, 2017, by and between Allegro MicroSystems, Inc. and Reza Kazerounian (incorporated by reference from Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.16
Amendment to Board Executive Advisor Agreement, dated as of June 28, 2018, by and between Allegro MicroSystems, Inc. and Reza Kazerounian (incorporated by reference from Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.17
Director Offer Letter, dated as of June 28, 2018, by and between Allegro MicroSystems, Inc. and Reza Kazerounian (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)*

10.18
Amended and Restated Allegro MicroSystems, LLC Executive Deferred Compensation Plan, dated as of September 15, 2015 (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)*

10.19	Form of Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)*

10.20
Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Employees) (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on May 19, 2021)*

10.21
Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Board of Directors) (incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)*

10.22
Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on May 19, 2021)*

10.23	Form of Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)*

10.24
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Paul V. Walsh, Jr. (incorporated by reference from Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)*

10.25
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Michael C. Doogue (incorporated by reference from Exhibit 10.39 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)*

10.26
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Max R. Glover (incorporated by reference from Exhibit 10.40 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)*

10.27
Offer Letter, dated as of June 21, 2019, by and between Allegro MicroSystems, Inc. and Max R. Glover (incorporated by reference from Exhibit 10.41 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)*

10.28
Offer Letter, dated as of October 15, 2021, by and between Allegro MicroSystems, Inc. and Sharon Briansky (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)*

10.29
Offer Letter, dated January 6, 2022, by and between Allegro MicroSystems, Inc. and Derek D’Antilio (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)*

10.30
Severance Agreement, dated as of January 10, 2022, by and between Allegro MicroSystems, Inc. and Derek D’Antilio (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)*

10.31
Severance Agreement, dated as of dated as of December 6, 2021, by and between Allegro MicroSystems, Inc. and Sharon S. Briansky (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)*

10.32
Consulting Agreement, dated as of January 10, 2022, by and between Allegro MicroSystems, Inc. and Paul V. Walsh, Jr. (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)*

10.33	Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation*

10.34
Employment Agreement, dated May 2, 2022, by and between Allegro MicroSystems, Inc. and Vineet Nargolwala (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 9, 2022)*

10.35
Second Amended and Restated Severance Agreement, dated May 6, 2022, by and between Allegro MicroSystems, Inc. and Ravi Vig (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2022)*

10.36	Letter Agreement, dated May 6, 2022, between Allegro MicroSystems, Inc. and Ravi Vig (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2022)*

10.37
Form of Indemnification Agreement between Allegro MicroSystems, Inc. and its directors and officers (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.38
Term Loan Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (incorporated by reference from Exhibit 10.44 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.39
Term Loan Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference from Exhibit 10.45 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.40
Revolving Facility Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (incorporated by reference from Exhibit 10.46 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.41
Revolving Facility Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Mizuho Bank, Ltd., as collateral agent (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.42
Loan Agreement, dated as of December 2, 2021, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)

21.1	Subsidiaries of Allegro MicroSystems, Inc.

23.1	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
*Indicates management contract or compensatory plan, contract or arrangement.
** Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent that the registrant specifically incorporates it by reference.
Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2022.

ALLEGRO MICROSYSTEMS, INC.

	By:	/s/ Ravi Vig
Ravi Vig
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Derek P. D'Antilio and Sharon S. Briansky, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature		Title	Date

/s/ Ravi Vig		President, Chief Executive Officer (Principal	May 18, 2022
Ravi Vig		Executive Officer) and Director

/s/ Derek P. D’Antilio		Chief Financial Officer (Principal Financial and	May 18, 2022
Derek P. D’Antilio		Accounting Officer)

/s/ Yoshihiro (Zen) Suzuki		Chairman of the Board of Directors	May 18, 2022
Yoshihiro (Zen) Suzuki

/s/ David Aldrich		Director	May 18, 2022
David Aldrich

/s/ Andrew Dunn		Director	May 18, 2022
Andrew Dunn

/s/ Noriharu Fujita		Director	May 18, 2022
Noriharu Fujita

/s/ Reza Kazerounian		Director	May 18, 2022
Reza Kazerounian

/s/ Richard R. Lury		Director	May 18, 2022
Richard R. Lury

/s/ Susan Lynch		Director	May 18, 2022
Susan Lynch

/s/ Joseph Martin		Director	May 18, 2022
Joseph Martin

/s/ Paul Carl (Chip) Schorr IV		Director	May 18, 2022
Paul Carl (Chip) Schorr IV

Report of Independent Public Accounting Firm
Board of Directors and Shareholders
Allegro MicroSystems, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Allegro MicroSystems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2022 and March 26, 2021, the related consolidated statements of operations, comprehensive income, changes of equity, and cash flows for each of the three years in the fiscal period ended March 25, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 25, 2022 and March 26, 2021, and the results of its operations and its cash flows for each of the three years in the fiscal period ended March 25, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of March 25, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated May 18, 2022 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for limited price concession provisions provided to distributors
As described further in note 2 to the consolidated financial statements, sales recorded during the year include an estimate of the allowance for limited price protection provisions provided to distributors. The Company estimates potential future credits based on historical data from prior sales adjustments. We identified the estimate of the allowance as a critical audit matter.
The principal considerations for our determination that the allowance for the limited price protection provisions provided to distributors is a critical audit matter is the significant judgment by management in estimating the mix of pre-approved price concessions on future claims. Changes in that assumption can have a material effect on the amount of revenue recognized, which in turn led to high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to management’s assumption.
Our audit procedures related to the allowance included the following, among others:
•Tested the design and operating effectiveness of controls relating to establishing the allowance,
•Evaluated management’s process for determining the expected value estimate for the allowance,
•Evaluated the reasonableness of management’s estimate of the mix of approved price concessions on future claims in comparison to historical mix of price concessions through inspection of historical sales and claims data, and

•Assessed the reasonableness of management’s estimated price concessions on future claims from prior periods by comparing to subsequent actual claim activity.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2020.
Boston, Massachusetts
May 18, 2022

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Allegro MicroSystems, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Allegro MicroSystems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the fiscal period ended March 25, 2022, and our report dated May 18, 2022 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
May 18, 2022

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 25, 2022	March 26, 2021
Assets
Current assets:
Cash and cash equivalents	$282,383	$197,214
Restricted cash	7,416	6,661
Trade accounts receivable, net of provision for expected credit losses of $105 at March 25, 2022 and allowances for doubtful accounts $138 at March 26, 2021	87,359	69,500
Trade and other accounts receivable due from related party	27,360	23,832
Accounts receivable - other	4,144	1,516
Inventories	86,160	87,498
Prepaid expenses and other current assets	14,995	18,374
Current portion of related party note receivable	1,875	—
Assets held for sale	—	25,969
Total current assets	511,692	430,564
Property, plant and equipment, net	210,028	192,393
Operating lease right-of-use assets	16,049	—
Deferred income tax assets	17,967	26,972
Goodwill	20,009	20,106
Intangible assets, net	35,970	36,366
Related party note receivable, less current portion	5,625	—
Equity investment in related party	27,671	26,664
Other assets, net	47,609	14,613
Total assets	$892,620	$747,678
Liabilities, Non-Controlling Interest and Stockholders' Equity
Current liabilities:
Trade accounts payable	$29,836	$35,389
Amounts due to related party	5,222	2,353
Accrued expenses and other current liabilities	65,459	78,932
Current portion of operating lease liabilities	3,706	—
Total current liabilities	104,223	116,674
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	12,748	—
Other long-term liabilities	15,286	19,133
Total liabilities	157,257	160,807
Commitments and contingencies
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at March 25, 2022 and March 26, 2021	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 190,473,595 shares issued and outstanding at March 25, 2022; 1,000,000,000 shares authorized, 189,588,161 issued and outstanding at March 26, 2021	1,905	1,896
Additional paid-in capital	627,792	592,170
Retained earnings	122,958	3,551
Accumulated other comprehensive loss	(18,448)	(11,865)
Equity attributable to Allegro MicroSystems, Inc.	734,207	585,752
Non-controlling interests	1,156	1,119
Total stockholders' equity	735,363	586,871
Total liabilities, non-controlling interest and stockholders' equity	$892,620	$747,678
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Net sales	$619,861	$486,546	$465,532
Net sales to related party	148,813	104,661	184,557
Total net sales	768,674	591,207	650,089
Cost of goods sold	361,214	312,305	388,813
Gross profit	407,460	278,902	261,276
Operating expenses:
Research and development	121,873	108,649	102,052
Selling, general and administrative	150,937	153,476	106,396
Impairment of long-lived assets	—	7,119	—
Change in fair value of contingent consideration	(2,000)	(2,500)	—
Total operating expenses	270,810	266,744	208,448
Operating income	136,650	12,158	52,828
Other income (expense):
Loss on debt extinguishment	—	(9,055)	—
Interest expense, net	(1,057)	(2,603)	(110)
Foreign currency transaction (loss) gain	(568)	(2,889)	1,391
Income in earnings of equity investment	1,007	1,413	—
Other, net	4,714	(475)	(831)
Income (loss) before income taxes	140,746	(1,451)	53,278
Income tax provision (benefit)	21,191	(19,552)	16,173
Net income	119,555	18,101	37,105
Net income attributable to non-controlling interests	148	148	134
Net income attributable to Allegro MicroSystems, Inc.	$119,407	$17,953	$36,971
Net income attributable to Allegro MicroSystems, Inc. per share:
Basic	$0.63	$0.22	$3.70
Diluted	$0.62	$0.10	$3.70
Weighted average shares outstanding:
Basic	189,748,427	83,448,055	10,000,000
Diluted	191,811,205	176,416,645	10,000,000
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Net income	$119,555	$18,101	$37,105
Net income attributable to non-controlling interest	148	148	134
Net income attributable to Allegro MicroSystems, Inc.	119,407	17,953	36,971
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,110)	9,304	(3,153)
Net actuarial gain (loss) amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax of $(472), $391 and $233 in 2022, 2021 and 2020, respectively	1,416	(1,172)	(543)
Total other comprehensive (loss) income	(6,694)	8,132	(3,696)
Comprehensive income	112,713	26,085	33,275
Comprehensive income (loss) attributable to non-controlling interest	111	(21)	(2)
Comprehensive income attributable to Allegro MicroSystems, Inc.	$112,824	$26,064	$33,273
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Changes in Equity
(in thousands, except share amounts)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 29, 2019	10,000,000	$100	607,620	$6	—	$—	—	$—	$447,762	$157,384	$(16,278)	$814	$589,788
Net income	—	—	—	—	—	—	—	—	—	36,971	—	134	37,105
Issuance of Class L shares, net of forfeitures	—	—	14,850	—	—	—	—	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	—	—	—	9,500	—	—	—	9,500
Stock-based compensation	—	—	—	—	—	—	—	—	1,435	—	—	—	1,435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(3,155)	2	(3,153)
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	(543)	—	(543)
Balance at March 27, 2020	10,000,000	$100	622,470	$6	—	$—	—	$—	$458,697	$194,355	$(19,976)	$950	$634,132
Net income	—	—	—	—	—	—	—	—	—	17,953	—	148	18,101
Issuance of Class L shares, net of forfeitures	—	—	15,828	—	—	—	—	—	—	—	—	—	—
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	—	—	—	—	(19,165)	—	—	—	(19,165)
Stock-based compensation	—	—	—	—	—	—	156,435	2	49,870	—	—	—	49,872
Issuance of common stock in connection with IPO, net of underwriting discounts and other offering costs	—	—	—	—	—	—	25,000,000	250	321,175	—	—	—	321,425
Conversion of Class A and Class L common stock into common stock in connection with the IPO	(10,000,000)	(100)	(636,301)	(6)	—	—	166,500,000	1,665	(1,559)	—	—	—	—
Repurchase of Class A and Class L common stock to cover related taxes	—	—	(1,997)	—	—	—	(2,068,274)	(21)	(27,686)	—	—	—	(27,707)
Conversion of LTCIP/TRIP awards into restricted stock units in connection with the IPO	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Cash dividend paid to holders of Class A common stock	—	—	—	—	—	—	—	—	(191,243)	(208,757)	—	—	(400,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	9,283	21	9,304
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	(1,172)	—	(1,172)
Balance at March 26, 2021	—	$—	—	$—	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
Net income	—	—	—	—	—	—	—	—	—	119,407	—	148	119,555
Employee stock purchase plan issuances	—	—	—	—	—	—	125,767	1	2,831	—	—	—	2,832
Stock-based compensation, net of forfeitures	—	—	—	—	—	—	759,667	8	33,429	—	—	—	33,437
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	—	—	—	—	(638)	—	—	—	(638)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(7,999)	(111)	(8,110)
Net actuarial gain and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	1,416	—	1,416
Balance at Balance at March 25, 2022	—	$—	—	$—	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,555	$18,101	$37,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,527	48,307	64,048
Amortization of debt issuance costs	101	226	—
Deferred income taxes	7,498	(18,931)	(4,909)
Stock-based compensation	33,548	49,870	1,435
(Gain) loss on disposal of assets	(349)	269	698
Loss on debt extinguishment	—	9,055	—
Change in fair value of contingent consideration	(2,000)	(2,500)	—
Impairment of long-lived assets	—	7,119	—
Provisions for inventory and credit losses/bad debt	6,297	5,019	3,891
Unrealized gains on marketable securities	(3,722)	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(18,347)	(9,303)	16,441
Accounts receivable - other	(2,668)	(28)	346
Inventories	(4,471)	7,641	346
Prepaid expenses and other assets	(19,450)	(29,047)	2,629
Trade accounts payable	(4,348)	15,099	(3,122)
Due to/from related parties	(659)	4,878	(23,946)
Accrued expenses and other current and long-term liabilities	(3,383)	14,795	(13,543)
Net cash provided by operating activities	156,129	120,570	81,419
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(69,941)	(40,673)	(45,615)
Acquisition of business, net of cash acquired	(14,549)	(11,555)	—
Proceeds from sales of property, plant and equipment	27,408	318	3,936
Investments in marketable securities	(9,189)	—	—
Contribution of cash balances due to divestiture of subsidiary	—	(16,335)	—
Net cash used in investing activities	(66,271)	(68,245)	(41,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Related party note receivable	(7,500)	51,377	30,000
Proceeds from initial public offering, net of underwriting discounts and other offering costs	—	321,425	—
Proceeds from issuance of common stock under equity award and purchase plans less payments for taxes related to net share settlement of equity awards	2,193	(27,707)	—
Dividends paid	—	(400,000)	—
Borrowings of senior secured debt, net of deferred financing costs	—	315,719	43,000
Repayment of senior secured debt	—	(300,000)	—
Repayment of unsecured credit facilities	—	(33,000)	—
Capital contribution	—	—	9,500
Net cash (used in) provided by financing activities	(5,307)	(72,186)	82,500
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	1,373	3,860	(5,621)
Net increase (decrease) in Cash and cash equivalents and Restricted cash	85,924	(16,001)	116,619
Cash and cash equivalents and Restricted cash at beginning of period	203,875	219,876	103,257
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$289,799	$203,875	$219,876
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$197,214	$214,491	$99,743
Restricted cash at beginning of period	6,661	5,385	3,514
Cash and cash equivalents and Restricted cash at beginning of period	$203,875	$219,876	$103,257
Cash and cash equivalents at end of period	282,383	197,214	214,491
Restricted cash at end of period	7,416	6,661	5,385
Cash and cash equivalents and Restricted cash at end of period	$289,799	$203,875	$219,876

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Cash Flows - continued
(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$813	$2,746	$2,448
Cash paid for income taxes	$22,195	$8,908	$15,873
Non-cash transactions:
Changes in Trade accounts payable related to Property, plant and equipment, net	$(2,021)	$(3,226)	$(1,542)
Assets held for sale transferred from property, plant and equipment, net	$—	$25,969	$—
Loans to cover purchase of common stock under employee stock plan	$—	$171	$232
Recognition of right of use assets and lease liability upon adoption of new accounting standard	$356	$—	$—

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
On March 28, 2020, the Company entered into an agreement to divest a majority of its ownership interest in Polar Semiconductor, Inc. (“PSL”) to Sanken, in order to better align with its fabless, asset-lite scalable manufacturing strategy (the “PSL Divestiture”). In order to affect this in-kind, non-cash transaction, Sanken contributed the forgiveness of the fair value of the entire related party notes payable of $42,700 owed to Sanken and the Company contributed the forgiveness of the fair value of $15,000 out of the $66,377 total debt owed by PSL to the Company, which was previously eliminated in consolidation. The entire net receivable balance of $51,377 plus accrued interest of $762 was repaid on October 14, 2020. Following the divestiture, Sanken held a 70% majority share in PSL with the Company retaining a 30% minority shareholder interest. The investment was recorded for the 30%, totaling $25,250 at the divestiture date. Beginning with reporting periods on and after March 28, 2020, the investment is included on the Company’s balance sheet as an equity investment in a related party, including $1,007 and $1,413 of income earned during the fiscal years ended March 25, 2022 and March 26, 2021.
In addition, the difference between the fair value contributed by both parties at the consummation of this transaction and the book value was treated as an adjustment of capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries within additional paid-in capital of $19,165 at March 26, 2021. This amount includes an estimated tax effect of $1,552 for the fiscal year ended March 26, 2021.
On March 28, 2020, in connection with the divestiture described above, the Company also formally terminated its distribution agreement with Sanken to distribute Sanken’s products and entered into a transitional services agreement with PSL, which contracted with Sanken as its new channel for fulfillment of Sanken product sales in North America and Europe. Sanken will continue to provide distribution support for the Company’s products in Japan. See Note 21, “Related Party Transactions” for further discussion.
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
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) was signed into law. The CARES Act contains numerous tax provisions including a correction to the applicable depreciation rates available in the original Tax Cuts and Jobs Act of 2017 (“TCJA”) for Qualified Improvement Property (“QIP”), temporarily establishes a five-year carryback period for current net operating losses (“NOL”), and contains a provision for deferred payment of 2020 employer payroll taxes. The Company currently estimates cash tax benefits of the QIP adjustment and NOL carryback period to be $12.8 million.
Financial Periods
The Company’s fiscal year is the 52-week or 53-week period ending on the Friday closest to the last day in March. The Company’s 2022 fiscal year ended March 25, 2022 (“fiscal year 2022”), 2021 fiscal year ended March 26, 2021 (“fiscal year 2021”) and 2020 fiscal year ended March 27, 2020 (“fiscal year 2020”) were 52-week periods.
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
Business Segment Information
The Company operates in one segment which involves the design, development, production and distribution of various integrated circuits in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief operating decision maker, who is the Company’s chief executive officer, measures financial performance as a single enterprise and not on legal entity or end market basis. Throughout the year, the chief operating decision maker allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Foreign Currency Translation and Transactions
The Company’s reporting currency is the U.S. Dollar. The financial statements of the Company’s foreign subsidiaries are translated from local currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for net sales and expenses. The functional currency for the Company’s international subsidiaries is considered to be the local currency for each entity, and, accordingly, translation adjustments for these entities are included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets.
Non-Controlling Interest
The Company, through one of its wholly owned subsidiaries, established an affiliated entity in Philippines for the primary purpose of purchasing, selling, leasing, developing and otherwise managing real estate acquired by the Company in the Philippines. The Company owns 40% of the equity interest in this entity and the remaining 60% is held in a trust for the benefit of its employee retirement fund. The portion of the results of operations of this entity is shown as net income attributable to the non-controlling interest in the Company’s consolidated statements of operations for fiscal 2022, 2021 and 2020. Additionally, the cumulative portion of the results of operations of this entity along with the interest in the net assets is shown as a component of non-controlling interest in the Company’s consolidated balance sheets.
Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with original maturities of three months or less at the time of acquisition to be cash equivalents. At March 25, 2022 and March 26, 2021, the Company maintained investments in an interest-bearing cash account. Because of the investment’s short term to maturity and the investment’s relative price insensitivity to changes in market interest rates, the Company notes that cost approximates fair value for this investment. As a result, there were no realized or unrealized gains or losses for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020. The Company has restricted cash, the use of which is restricted to the benefit of employees through a deferred compensation program.
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
The Company’s cash equivalents and restricted cash are carried at fair values as determined according to the fair value hierarchy described above (see Note 4, “Fair Value Measurements”). The carrying value of accounts receivable, assets held for sale, notes receivables, accounts payable and accrued expenses approximate their respective fair value due to the short-term nature of these assets and liabilities. The carrying value of outstanding borrowings under the line of credit agreements approximates fair value as it bears interest at a rate approximating a market interest rate.
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
A detailed description of fair value measurement of the assets of the non-U.S. defined benefit plan is included in Note 16, “Retirement Plans.”
Trade accounts receivable, net
A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). Accounts receivables are presented net of an allowance for doubtful accounts, which is an estimate of amounts that may not be collectible.
The allowance for doubtful accounts is our estimate of current expected credit losses (“CECL”) based on historical loss experience. The Company periodically performs detailed reviews to assess the adequacy of the allowance. The Company exercises judgment in estimating the timing, frequency and severity of losses. The Company uses an aging schedule method to estimate current expected credit losses based on days of delinquency, including information about past events and current economic conditions, as well as future forecasts of economic conditions. The Company’s accounts receivable is separated into two categories using a portfolio methodology to evaluate the allowance under the CECL impairment model based on sales categorization and similar credit quality and worthiness of the customers: original equipment manufacturers (“OEMs”) and distributors. The receivables in each category share similar risk characteristics. The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. Adjustments to the allowance for doubtful accounts are recorded as selling, general and administrative expenses in the consolidated statements of operations.
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
During the fourth quarter of fiscal year 2021, the Company entered into an agreement to sell the AMTC Facility in connection with its previously announced back-end facility consolidation plan. The AMTC Facility met the criteria to be classified as held for sale, and the Company was required to record these assets at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sales price. The sale of the AMTC Facility closed in August 2021 upon receipt of the necessary government approvals in Thailand and customary closing conditions.
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
Indefinite-lived intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The impairment test consists of a qualitative assessment to determine if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If events occur, a comparison of the fair value of the intangible asset with its carrying value is performed. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company has elected the first business day of the fourth quarter of its fiscal year as the annual impairment testing date. The results of the annual impairment test did not indicate any impairments of indefinite-lived intangible assets for fiscal years 2022, 2021 and 2020.
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
In testing goodwill for impairment, the Company has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
include industry and market considerations, economic conditions, entity-specific financial performance and other events, such as changes in management, strategy and primary customer base. If based on the Company’s qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The results of the Company’s qualitative goodwill impairment test performed on the first business day of fourth quarter for fiscal years 2022, 2021 and 2020 did not indicate any impairments.
Product Warranties
The Company provides warranties on its products to its customers, generally for one year from the date of shipment and in limited cases for longer periods. In the event of a failure of a product covered by these warranties, the Company must repair or replace the product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. In limited cases, the Company warrants its products to include significant liability beyond the cost of repairing or replacing the product or refunding the sales price of the product. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary. If there is a material increase in the rate of customer claims, or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may need to record a charge against future cost of goods sold. There were minimal costs accrued in the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020.
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
Revenue Recognition
Revenue is recognized on contracts with customers when transfer of control to the customer occurs in exchange for an amount reflecting the consideration that the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five step approach:
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
(2) Identify the performance obligations in the contract—Performance obligations are identified as products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract. Substantially, all of the Company’s contracts with customers contain a single performance obligation, such as the sale of mixed-signal integrated circuit products or the sale of wafer fabricators.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Sales channels
The Company sells products globally through its direct sales force, third-party distributors, independent sales representatives and consignment. The Company records revenue based on the amount of any discounted arrangement fee. When the Company transacts with a distributor, its contractual arrangement is with the distributor and not with the end customer. Whether the Company transacts business with and receives the order from a distributor or directly from an end customer, its revenue recognition policy and resulting pattern of revenue recognition for the order are the same.
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
Practical expedients elected
Revenue recognized is adjusted based on allowances, which are prepared on a portfolio basis using a most likely amount methodology. The length of time between revenue recognition and payment is not significant under any of the Company’s payment terms. Moreover, if the period between revenue recognition and when the customer pays is one year or less, the Company elected not to account for the significant financing component.
Other Revenue Recognition Policies
Prior to the end of fiscal year 2020, the Company acted as a distributor of Sanken products in North America, South America and Europe. The Company evaluated whether it is acting as the principal (i.e., report net sales on a gross basis) or agent (i.e., report net sales on a net basis) in these transactions. In doing so, the Company evaluated whether it controls the good or service before it is transferred to the customer. If the Company controls the good or service before it is transferred to the customer, it is acting as principal in the transaction. Generally, the Company controls the promised products before transferring the products to the customer and acts as the principal to the transaction, therefore the Company recognizes net sales gross.
Shipping and handling activities are not considered a contract performance obligation. The Company records shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of sale.
Contract Assets and Contract Liabilities
Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period. Contract assets typically result from contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of March 25, 2022 and March 26, 2021.
Contract Liabilities (Deferred Revenue)—Deferred revenue typically results from billings in excess of revenues recognized and relate to products shipped near the end of the reporting period for which the required revenue recognition criteria were not met. The Company had no significant contract liabilities as of March 25, 2022 and March 26, 2021.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Contract costs
Certain costs, such as cost to obtain a contract or cost to fulfill a contract are required to be capitalized. The Company has immaterial contract costs, as such, no amounts were capitalized as of March 25, 2022 and March 26, 2021.
Stock-Based Compensation
The Company recognizes compensation costs for all stock-based compensation awards made to employees based upon the awards’ grant-date fair value. The Company estimates the fair value of stock-based compensation awards granted using the grant date fair value of the awards. Stock-based compensation expense is recognized evenly over the vesting period. The Company accounts for forfeitures as they occur. Determining the fair value of the stock-based compensation awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying market-based and projected future cash flow assumptions. Any changes to those estimates that the Company makes from time to time may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operations.
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
Except for our AMTC Facility prior to its sale, all undistributed earnings of our foreign subsidiaries are permanently reinvested.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Accordingly, the Company does not provide for U.S. income taxes on such undistributed earnings.
Advertising Costs
Advertising costs are expensed, as incurred, as a component of sales expense. Advertising expense was $452, $331 and $273 in fiscal years 2022, 2021 and 2020, respectively.
Net Income Per Share
The Company computes net income per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). Basic net income per share is computed by dividing net income attributable to stockholders of the Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Information about potentially dilutive and antidilutive shares for the reporting period is provided in Note 18, “Net Income per Share.”
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
As of March 25, 2022 and March 26, 2021, Sanken accounted for 23.8% and 23.2% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net as of such dates.
For the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, Sanken accounted for 19.4%, 17.7% and 28.4% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for any of these periods.
During the fiscal year ended March 25, 2022, sales from customers located outside of the United States in the aggregate accounted for 85.9% of the Company’s total net sales, with Japan accounting for 19.4%, Greater China accounting for 25.0% and South Korea accounting for 10.5%. No other countries accounted for greater than 10.0% of total net sales for the fiscal year ended March 25, 2022.
During the fiscal year ended March 26, 2021, sales from customers located outside of the United States in the aggregate accounted for 86.1% of the Company’s total net sales, with Japan accounting for 17.7%, Greater China accounting for 26.6% and South Korea accounting for 10.5%. No other countries accounted for greater than 10.0% of total net sales for the fiscal year ended March 26, 2021.
During the fiscal year ended March 27, 2020, sales from customers located outside of the United States in the aggregate accounted for 81.7% of the Company’s total net sales, with Japan accounting for 28.4% and Greater China accounting for 18.7%. No other countries accounted for greater than 10.0% of total net sales for the fiscal year ended March 27, 2020.
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
A number of practical expedients and policy elections are available under the new guidance to reduce the burden of adoption and ongoing compliance with ASC 842. The Company elected the “package of practical expedients,” which permitted the Company to retain lease classification and initial direct costs for any identified leases that existed prior to adoption of ASC 842. Under this transition guidance, the Company also did not reassess whether any existing contracts at March 27, 2021 are, or contain, leases and carried forward its initial determination under legacy lease guidance. The Company has elected not to adopt the “hindsight” practical expedient and, therefore, will measure the right-of-use (“ROU”) asset and lease liability using the remaining portion of the lease term at adoption on March 27, 2021.
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
In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which adds an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce complexity by decreasing the number of credit impairment models that entities use to account for debt instruments. The Company adopted ASU 2016-13 effective March 27, 2021 and concluded that adoption of this standard update did not have a material impact on either the financial position, results of operations, cash flows, or related disclosures. There was no impact on beginning balance retained earnings upon adoption of this ASU.
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
The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. For the fiscal year ended March 25, 2022, no material changes in the allowance occurred.
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
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). ASU 2021-04 outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The guidance is effective prospectively for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including in an interim period as of the beginning of the fiscal year that includes that interim period. The Company does not expect this new guidance to have an impact on the consolidated financial statements and the related disclosures at this time. Additionally, if the Company issues stock options under its 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”) and subsequently makes modifications, the Company anticipates no material impact in future periods.
3. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”), application-specific analog power semiconductors and photonics, for the year ended March 27, 2020, also from wafer foundry products and from the sale of Sanken related products. The following tables summarize net sales disaggregated by core end market and application, by product and by geography for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020. The categorization of net sales by core end market and application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location the products are being shipped to.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales by core end market and application:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Core end market:
Automotive	$531,564	$398,298	$395,277
Industrial	133,187	94,872	78,399
Other	103,923	98,037	68,622
Other applications:
Wafer foundry products	—	—	72,370
Distribution of Sanken products	—	—	35,421
Total net sales	$768,674	$591,207	$650,089
Net sales by product:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Power integrated circuits (“PIC”)	$268,381	$203,600	165,911
Magnetic sensors (“MS”)	498,561	386,372	376,387
Photonics	1,732	1,235	—
Wafer foundry products	—	—	72,370
Distribution of Sanken products	—	—	35,421
Total net sales	$768,674	$591,207	$650,089
Net sales by geography:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Americas:
United States	$108,396	$82,165	119,139
Other Americas	23,056	16,558	20,883
EMEA:
Europe	134,537	103,128	110,126
Asia:
Japan	148,813	104,661	184,557
Greater China	191,895	157,546	121,807
South Korea	80,451	62,075	54,707
Other Asia	81,526	65,074	38,870
Total net sales	$768,674	$591,207	$650,089
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. As of March 25, 2022 and March 26, 2021, these adjustments were $14,924 and $15,412, respectively, and were netted against trade accounts receivable in the consolidated balance sheets. These amounts represent activity of income of $488, income of $2,061 and charges of $423 for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of March 25, 2022 and March 26, 2021 measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at March 25, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,927	$—	$—	$16,927
Restricted cash:
Money market fund deposits	7,416	—	—	7,416
Other assets, net (long-term):
Investments in marketable securities	12,346	—	—	12,346
Total assets	$36,689	$—	$—	$36,689
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$2,800	$2,800
Total liabilities	$—	$—	$2,800	$2,800

	Fair Value Measurement at March 26, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,327	$—	$—	$16,327
Restricted cash:
Money market fund deposits	6,661	—	—	6,661
Total assets	$22,988	$—	$—	$22,988
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$4,800	$4,800
Total liabilities	$—	$—	$4,800	$4,800
The following table represents the unrealized gains and losses on investments in marketable securities held with a readily determinable fair value for the fiscal year ended March 25, 2022:

Net gains and losses recognized during the period on equity securities	$3,722
Less: Net gains and losses recognized during the period on equity securities sold during the period	—
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$3,722
In addition to the unrealized gains in the table above, the change in fair value of the equity securities was impacted by unrealized foreign currency exchange losses of $565 for the fiscal year ended March 25, 2022.
In connection with the fiscal year 2021 purchase of Voxtel, Inc. (“Voxtel”), a privately held technology company located in Beaverton, Oregon, that develops, manufactures and supplies photonic and advanced 3D imaging technologies (the “Voxtel Acquisition”), the Company is required to make contingent payments, subject to the entity achieving certain sales and revenue thresholds. The contingent consideration payments are up to $15,000. The fair value of the liabilities for the contingent payments recognized upon the Voxtel Acquisition as part of the purchase accounting opening balance sheet totaled $7,300 and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured during each reporting period. The change in fair value of contingent consideration for the Acquisition is included in change in fair value of contingent consideration in the consolidated statements of operations.
The following table shows the change in fair value of Level 3 contingent consideration for the fiscal years ended March 25, 2022 and March 26, 2021:

Level 3 Contingent Consideration
Balance at March 27, 2020	$—
Purchase price contingent consideration	7,300
Change in fair value of contingent consideration	(2,500)
Balance at March 26, 2021	$4,800
Change in fair value of contingent consideration	(2,000)
Balance at March 25, 2022	$2,800
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 16, “Retirement Plans.”
During the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, there were no transfers between Level 1, Level 2 and Level 3.
5. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	March 25, 2022	March 26, 2021
Trade accounts receivable	$129,539	$108,546
Less:
Provision for expected credit losses and allowance for doubtful accounts	(105)	(138)
Returns and sales allowances	(14,819)	(15,274)
Related party trade accounts receivable	(27,256)	(23,634)
Total	$87,359	$69,500
Changes in the Company’s provision for expected credit losses/allowance for doubtful accounts and returns and sales allowances were as follows:

Description	Allowance for Doubtful Accounts	Returns and Sales Allowances	Total
Balance at March 29, 2019	$412	$17,607	$18,019
Charged to costs and expenses or revenue	262	118,719	118,981
Write-offs, net of recoveries	(386)	(119,141)	(119,527)
Balance at March 27, 2020	288	17,185	17,473
Charged to costs and expenses or revenue	(150)	147,026	146,876
Write-offs, net of recoveries	—	(148,937)	(148,937)
Balance at March 26, 2021	138	15,274	15,412
Charged to costs and expenses or revenue	(33)	144,318	144,285
Write-offs, net of recoveries	—	(144,773)	(144,773)
Balance at March 25, 2022	$105	$14,819	$14,924

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
6. Inventories
Inventories include material, labor and overhead and consisted of the following:

	March 25, 2022	March 26, 2021
Raw materials and supplies	$11,941	$9,629
Work in process	55,855	50,095
Finished goods	18,364	27,774
Total	$86,160	$87,498
The Company recorded inventory provisions totaling $5,809, $4,464 and $3,345 for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively.
The Company discontinued a product line manufactured by Voxtel and subsequently recognized impairment charges, which represented much of the increase in inventory provisions, for the related inventory of $3,106 for the fiscal year ended March 25, 2022.
7. Assets Held for Sale
As of March 26, 2021, the Company had entered into a definitive agreement to sell its Thailand-based facility (the “AMTC Facility”) as it had already transferred production to the Manila, Philippines facility, which was reclassified from Property, plant and equipment, net to Assets held for sale in fiscal year 2021. The AMTC Facility met the criteria to be classified as held for sale, and the Company was required to record these assets at the lower of carrying value or fair value less any costs to sell based on the agreed-upon sales price. The total amount of Assets held for sale was related to the AMTC Facility. The sale of the AMTC Facility was completed on August 3, 2021 following receipt of government approvals in Thailand and the fulfillment of customary closing conditions. The Company received cash of $27,405, which with related selling costs, resulted in a gain on the final disposition of $370 during the fiscal year ended March 25, 2022.
8. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	March 25, 2022	March 26, 2021
Land	$15,775	$16,602
Buildings, building improvements and leasehold improvements	59,816	56,911
Machinery and equipment	542,745	491,025
Office equipment	6,247	6,281
Construction in progress	22,428	29,201
Total	647,011	600,020
Less accumulated depreciation	(436,983)	(407,627)
Total	$210,028	$192,393
The Company retired $10,976, $63 and $9,418 of fully depreciated assets during the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively. Total depreciation expense amounted to $44,178, $44,845 and $62,118 for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of March 25, 2022 and March 26, 2021 are as follows:

	March 25, 2022	March 26, 2021
United States	$35,221	$36,529
Philippines	167,488	148,374
Thailand	—	1,698
Other	7,746	7,190
Total	$210,455	$193,791
Amortization of prepaid tooling costs amounted to $130, $130 and $125 for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively.
9. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 27, 2020	$1,285
Goodwill arising from acquisition	18,702
Currency translation	119
Balance at March 26, 2021	$20,106
Currency translation	(97)
Balance at March 25, 2022	$20,009
Intangible assets, net is as follows:

	March 25, 2022
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted-Average Lives
Patents	$36,577	$15,304	$21,273	10 years
Customer relationships	6,582	6,348	234	9 years
Process technology	13,100	1,742	11,358	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	64	136	5 years
Legacy trademarks	627	58	569
Other	32	32	—
Total	$61,168	$25,198	$35,970

	March 26, 2021
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted-Average Lives
Patents	$32,751	$12,307	$20,444	10 years
Customer relationships	6,193	5,865	328	9 years
Process technology	13,100	651	12,449	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	24	176	5 years
Legacy trademarks	627	58	569
Other	32	32	—
Total	$56,953	$20,587	$36,366

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The Company completed the Voxtel Acquisition during the fiscal year ended March 26, 2021. The Company paid an amount of $34,980 to acquire Voxtel, which represents its fair value on that date. Any excess of the Voxtel Acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill, which amounted to $18,702. As a result of the Acquisition, the Company recorded finite-life intangible assets of $13,600. In addition, as a result of the Acquisition, the Company recorded indefinite-life intangible assets of $2,400.
Intangible assets amortization expense was $4,219, $3,332 and $1,805 for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively. The majority of the Company’s intangible assets are related to patents as noted above. The Company capitalizes external legal costs incurred in the defense of its patents when it believes that a significant, discernible increase in value will result from the defense and a successful outcome of the legal action is probable. When the Company capitalizes patent defense costs it amortizes these costs over the remaining estimated useful life of the patent, which is generally ten years. There were no significant costs capitalized during either of the fiscal years 2022 or 2021.
As of March 25, 2022, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

2023	$3,741
2024	3,593
2025	3,356
2026	3,115
2027	2,807
Thereafter	19,358
Total	$35,970
10. Other Assets, net
The composition of other assets, net is as follows:

	March 25, 2022	March 26, 2021
VAT receivables long-term, net	$6,386	$8,177
Income taxes receivable long-term	15,763	—
Investments in marketable securities (1)	12,346	—
Deposits	10,525	3,573
Prepaid contracts long-term	1,236	1,295
Deferred financing costs	49	149
Other	1,304	1,419
Total	$47,609	$14,613
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
11. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	March 25, 2022	March 26, 2021
Accrued management incentives	33,607	21,538
Accrued salaries and wages	14,699	15,060
Base acquisition purchase price due	—	14,588
Deposits on AMTC facility	—	14,531
Accrued vacation	5,715	5,739
Accrued severance	839	572
Accrued professional fees	1,252	2,029
Accrued income taxes	1,831	514
Accrued utilities	607	623
Other current liabilities	6,909	3,738
Total	$65,459	$78,932
12. Management Long-Term Cash Incentive Plan
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
In connection with its IPO, the Company offered certain employees (excluding its then named executive officers) who were eligible to receive cash bonuses under the Company’s LTCIP and/or Talent Retention Incentive Program (as amended, the “TRIP”) the opportunity to elect to receive restricted stock units (“RSUs”) under its 2020 Omnibus Incentive Compensation Plan in lieu of cash payouts under the LTCIP and/or TRIP, through the LTCIP/TRIP Award RSU Conversion Program (the “RSU Conversion Program”). The expense related to the LTCIP and TRIP awards elected to be exchanged in the RSU Conversion Program amounted to $607 and $421, respectively. The number of RSUs granted to employees that elected to participate in the RSU Conversion Program is determined as a percentage of the employee’s target bonus under the LTCIP or TRIP, and amounted to 602,490 and 348,911 RSUs on behalf of the LTCIP and TRIP conversion, respectively, at a

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
grant date fair value of $14.00. If an employee elected not to participate in the RSU Conversion Program, the LTCIP or TRIP award will continue under its existing terms and conditions.
The accrual activity, payments, removal due to divestitures and balances related to the LTCIP are as follows:

	Current Liabilities	Long-Term Liabilities
Balance at March 29, 2019	$17,115	$11,104
Reclassification	9,707	(9,706)
Payments	(17,836)	—
Accruals	2,502	1,041
Balance at March 27, 2020	$11,488	$2,439
Reclassification	1,004	(1,004)
Payments	(11,267)	(111)
RSU conversion	(640)	—
Removal due to divestiture	(378)	(398)
Accruals	(149)	(668)
Balance at March 26, 2021	58	258
Payments	(58)	—
Accruals	—	259
Balance at March 25, 2022	$—	$517
The current and long-term portion of the liabilities associated with the LTCIP is included within accrued expenses and other current liabilities and other long-term liabilities in the Company’s consolidated balance sheets, respectively.
13. Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company leases real estate, equipment and vehicles under operating lease agreements that have initial terms ranging from one to ten years. The Company does not have any leases classified as finance leases. Some leases include one or more options to exercise renewal terms, generally at the Company’s sole discretion, that can extend the lease term. Certain leases contain rights to terminate whereby those termination options are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.
Operating lease cost is recognized on a straight-line basis over the lease term. Information regarding the Company’s leases are as follows:

Fiscal Year Ended
March 25, 2022
Lease costs:
Operating lease expense	$4,648
Short term lease expense	584
Other information:
Operating cash flows from operating leases	$5,289
Noncash lease liabilities arising from obtaining right-of-use assets	3,159
Weighted-average remaining lease term – operating leases	5.17 years
Weighted-average discount rate – operating leases	4.5%

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Rent expense incurred under operating lease agreements was $5,720, $4,385 and $5,456 for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively.
As of March 25, 2022, expirations of lease obligations by fiscal year are expected as follows:

2023	$4,335
2024	3,956
2025	3,300
2026	2,592
2027	1,788
Thereafter	2,602
Total undiscounted lease payments	$18,573
Less: present value adjustment	(2,119)
Total operating lease liabilities	$16,454
Information as Lessee under ASC 840
Future minimum lease payments by fiscal year for noncancellable operating leases as reported under the previous lease guidance as of March 26, 2021 were as follows:

2022	$2,887
2023	2,726
2024	2,644
2025	2,172
2026	1,773
Thereafter	3,713
Total	$15,915
14. Debt and Other Borrowings
Components of Debt
The following is a summary of obligations under the Company’s Senior Secured Credit Facilities and other borrowings as of March 25, 2022 and March 26, 2021:

	March 25, 2022	March 26, 2021
Senior Secured Term Loan	$25,000	$25,000
Unsecured Revolving Credit Facilities	—	—
Total Debt	25,000	25,000
Less debt payable within one year	—	—
Debt payable after one year	$25,000	$25,000
As of March 25, 2022, the principal maturities of debt obligations outstanding of $25,000 are due for repayment in fiscal year 2028.
Senior Secured Credit Facilities
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in fiscal year 2028 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Revolving Credit Facility is secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the Term Loan Facility is calculated at LIBOR plus 3.75% to 4.00% based on the

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. The Company’s outstanding borrowings bore an interest rate of 4.25% at March 25, 2022. The Company had no outstanding borrowings on the Revolving Credit Facility as of March 25, 2022.
In connection with entering into the Revolving Credit Facility, the Company used cash on hand to repay all prior amounts outstanding under AML’s $25,000 and $8,000 line-of-credit agreements and terminated all commitments thereunder as discussed below.
Included in the Term Loan Facility were deferred financing costs of $9,374, which the Company has deducted from the carrying amount presented on its consolidated balance sheet and amortized into interest expense or recognized as loss on debt extinguishment. Included in the Revolving Credit Facility were deferred financing costs of $300, which the Company classified the related short-term and long-term portions within “Prepaid expenses and other current assets” and “Other assets” on its consolidated balance sheet and is amortizing those costs over the term of the facility. The unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $149 and $249 as of March 25, 2022 and March 26, 2021, respectively.
On November 25, 2020, the Company repaid $300,000 of the outstanding $325,000 Term Loan Facility using proceeds from the Company’s IPO. The repayment was accounted for as a debt extinguishment in accordance with provisions of ASC Topic 470-50, Debt Modifications and Extinguishments. The Company recognized a loss on partial debt extinguishment of $9,055 which was included within “Other (expense) income” in the consolidated statements of operations for the fiscal year ended March 26, 2021. The loss on debt extinguishment consisted of the unamortized balances of previously deferred original issue discount (“OID”) and debt issuance costs which the Company wrote off.
Unsecured Revolving Credit Facilities
On January 22, 2019, the Company, through its subsidiaries, entered into a revolving line-of-credit agreement, with a financial institution, that provided for a maximum borrowing capacity of $25,000. The revolving line-of-credit bore interest at LIBOR on the day of the advance plus a 0.4% spread payable upon maturity of the draws, and expired on January 22, 2021. During fiscal year 2021, the Company borrowed $25,000 under the revolving line-of-credit. As of March 27, 2020, the Company had a $25,000 outstanding balance under the revolving line-of-credit agreement with an original repayment date of June 19, 2020 at an interest rate of 1.7%. In the first quarter of fiscal 2021, repayment of the $25,000 borrowings under the revolving line-of-credit was extended to December 18, 2020. The revolving line of credit was secured, for a one year period, by a non-refundable fee of $25 that was paid to the financial institution. In connection with entering into a new revolving credit facility on September 30, 2020, the Company used cash on hand to repay all amounts outstanding under the line-of-credit and terminated all commitments thereunder.
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
On November 26, 2019, the Company, through its subsidiaries, entered into a line-of-credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,145 at March 25, 2022) at the bank’s prevailing interest rate. The line-of-credit is due to expire on August 21, 2022. There were no borrowings outstanding under this line-of-credit as of March 25, 2022 and March 26, 2021.
On November 20, 2019, the Company, through its subsidiaries, entered into a line-of-credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $1,431 at March 25, 2022) at the

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
bank’s prevailing interest rate. The line-of-credit is due to expire on June 30, 2022. There were no borrowings outstanding under this line-of-credit as of March 25, 2022 and March 26, 2021.
15. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	March 25, 2022	March 26, 2021
Accrued management incentives	826	628
Accrued retirement	8,903	10,656
Accrued contingent consideration	2,800	4,800
Provision for uncertain tax positions (net)	2,757	2,774
Other	—	275
Total	$15,286	$19,133
16. Retirement Plans
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
Effect on the consolidated statements of operations
Expense related to the non-U.S. defined benefit plan was as follows:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Service cost	$1,554	$1,454	$961
Interest cost	637	628	674
Expected return on plan assets	(304)	(299)	(331)
Amortization of net transition asset	—	(1)	(14)
Amortization of prior service cost	1	8	8
Actuarial loss	205	179	96
Net periodic pension expense	$2,093	$1,969	$1,394

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Changes in the benefit obligations and plan assets for the non-U.S. defined benefit plan were as follows:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021
Obligation and funded status of plan:
Benefit obligation at beginning of year	$17,180	$12,595
Service cost	1,554	1,454
Interest cost	637	628
Prior service cost	(108)	—
Benefits paid	(1,180)	(633)
Actuarial loss	(1,822)	2,502
Foreign currency exchange rate changes	(1,181)	634
Benefit obligation at end of year	$15,080	$17,180
Change in plan assets:
Fair value of plan assets at beginning of year	$7,644	$5,579
Actual return on plan assets	(235)	1,421
Employer contributions	1,380	981
Benefits paid	(1,146)	(595)
Foreign currency exchange rate changes	(546)	258
Fair value of plan assets at end of year	$7,097	$7,644
Underfunded status at end of year	$(7,983)	$(9,536)
The underfunded plan amounts are recognized as a component of other long-term liabilities in the consolidated balance sheets.
The following table presents the obligations and asset information for the non-U.S. defined benefit plan that has a projected benefit obligation in excess of plan assets:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021
Projected benefit obligations	$15,080	$17,180
Plan assets	7,097	7,644
Accumulated benefit obligations	9,216	10,353
The amounts recorded in AOCI for the non-U.S. defined benefit plan for the fiscal years ended March 25, 2022 and March 26, 2021 are further detailed below:

	Net Transition Obligation (Asset)	Net Actuarial Loss	Prior Service Costs	Total
Balance, March 27, 2020, net of tax	$224	$2,017	5	$2,246
2021 change in AOCI for non-U.S. defined benefit plan	74	2,242	(4)	2,312
Amounts in AOCI before tax	298	4,259	1	4,558
Less tax expense	74	1,066	—	1,140
Balance, March 26, 2021, net of tax	224	3,193	1	3,418
2022 change in AOCI for non-U.S. defined benefit plan	20	(665)	(104)	(749)
Amounts in AOCI before tax	244	2,528	(103)	2,669
Less tax expense	61	632	(26)	667
Balance, March 25, 2022, net of tax	$183	$1,896	$(77)	$2,002
There is no actuarial net gain or loss included in AOCI as of March 25, 2022 that is expected to be amortized into net periodic benefit cost over the next fiscal year.
As of March 25, 2022, the Company does not expect a return of plan assets during the next 12 months.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Assumptions and Investment Policies
Weighted-Average Assumptions Used to Determine Projected Benefit Obligation

	March 25, 2022	March 26, 2021
Non-U.S. assumed discount rate	5.58%	4.00%
Non-U.S. rate of compensation increase	5.50%	5.00%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 25, 2022	March 26, 2021	March 27, 2020
Non-U.S. assumed discount rate	5.58%	4.00%	4.98%
Non-U.S. expected long-term return on plan assets	4.10%	4.20%	5.20%
Non-U.S. rate of compensation increase	5.50%	5.00%	5.00%
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets as of March 25, 2022 and March 26, 2021, using the same three-level hierarchy of fair value inputs described in Note 2, “Summary of Significant Accounting Policies”:

	Fair Value at March 25, 2022	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,920	$1,920	$—	$—
Unit investment trust fund	1,165	—	1,165	—
Loans	553	—	—	553
Bonds	676	—	676	—
Stocks and other investments	2,783	1,716	2	1,065
Total	$7,097	$3,636	$1,843	$1,618

	Fair Value at March 26, 2021	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,646	$1,646	$—	$—
Unit investment trust fund	1,221	—	1,221	—
Loans	584	—	—	584
Bonds	1,112	—	1,112	—
Stocks and other investments	3,081	1,947	1	1,133
Total	$7,644	$3,593	$2,334	$1,717

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following table shows the change in fair value of Level 3 plan assets for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 29, 2019	$760	$353
Additions during the year	271	—
Redemptions during the year	(300)	—
Change in foreign currency exchange rates	25	11
Balance at March 27, 2020	$756	$364
Additions during the year	325	—
Redemptions during the year	(531)	—
Revaluation of equity securities	—	753
Change in foreign currency exchange rates	34	16
Balance at March 26, 2021	$584	$1,133
Additions during the year	308	—
Redemptions during the year	(289)	—
Revaluation of equity securities	(5)	13
Change in foreign currency exchange rates	(45)	(81)
Balance at March 25, 2022	$553	$1,065
The investments in the Company’s major benefit plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within the market sectors. In recent years, the Company’s investment policy has shifted toward a closer matching of the interest-rate sensitivity of the plan assets and liabilities. The appropriate mix of equity and bond investments is determined primarily through the use of detailed asset-liability modeling studies that look to balance the impact of changes in the discount rate against the need to provide asset growth to cover future service cost. The Company, through its wholly-owned subsidiary, Allegro MicroSystems, LLC’s (“AML”), has added a greater proportion of fixed income securities to the non-U.S. defined benefit plan with return characteristics that are more closely aligned with changes in liabilities caused by discount rate volatility. There are no significant restrictions on the amount or nature of the investments that may be acquired or held by the plans.
Cash Flows
During the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, the Company contributed approximately $1,369, $986 and $943 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $1,546 to its non-U.S. pension plan in fiscal year 2023.
Estimated Future Benefit Payments
The following table projects the benefits expected to be paid to participants from the plans in each of the following fiscal years. The majority of the payments will be paid from plan assets, not company assets.

Pension Benefits
2023	$1,459
2024	953
2025	1,004
2026	1,014
2027	1,383
Thereafter	8,885
Total	$14,698

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Other Defined Benefit Plan
In December 1993, the Company commenced with a rollover pension promise agreement (“Pension Promise”) to offer a then European employee an insured annuity upon their retirement at age 65. The employee was the only eligible participant of the Pension Promise. The impact associated with the expense and related other income with the Pension Promise was insignificant in fiscal years 2022, 2021 and 2020. The total values of the Pension Promise in the amounts of 661 and 928 British Pounds Sterling at March 25, 2022 and March 26, 2021, respectively (approximately $875 and $1,272 at March 25, 2022 and March 26, 2021, respectively), were classified with other in other assets, net and accrued retirement in other long-term liabilities in the Company’s consolidated balance sheets.
Defined Contribution Plan
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled $4,074, $3,687 and $3,792 for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $1,065, $507 and $372 for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively.
The Company has a 401(k) plan that covers all U.S. employees meeting certain service and age requirements. Employees are eligible to participate in the plan upon hire when the service and age requirements are met. Employees may contribute up to 35% of their compensation, subject to the maximum contribution allowed by the Internal Revenue Service (“IRS”). All employees are 100% vested in their contributions at the time of plan entry. As of January 1, 2008, and until January 1, 2015, the Company’s former wholly-owned subsidiary, PSL, adopted and used a Safe Harbor provision, whereby PSL contributed 3% of compensation each pay period for all eligible employees meeting the Safe Harbor criteria. As of January 1, 2015, PSL may match, at its discretion, 100% of the employee’s contribution, up to a maximum of 5% of their eligible compensation.
17. Commitments and Contingencies
Noncancellable purchase obligations
Future minimum payments under purchase obligations with suppliers as of March 25, 2022 totaled $53,717, which are all expected to be procured in fiscal year 2023.
Insurance
The Company, through its subsidiaries, utilizes self-insured employee health programs for employees in the United States. The Company records estimated liabilities for its self-insured health programs based on information provided by the third-party plan administrators, historical claims experience and expected costs of claims incurred but not reported. The Company monitors its estimated liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s consolidated financial position and results of operations. The accrued liability related to self-insurance was $417 and $1,518 as of March 25, 2022 and March 26, 2021, respectively, and was included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets.
Legal proceedings
The Company is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable, the Company will disclose the nature of the contingency, and if estimable, will provide the likely amount of such loss or range of loss. Furthermore, the Company does not believe there are any matters that could have a material adverse effect on financial position, results of operations or cash flows.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at March 25, 2022 or March 26, 2021.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred, and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the consolidated statements of operations during the period such determination was made. No significant environmental accruals were established at March 25, 2022 or March 26, 2021.
18. Net Income per Share
In connection with completion of the Company’s IPO on November 2, 2020 and immediately following the pricing of the IPO, all outstanding shares of Class A common stock and Class L common stock were automatically converted into an aggregate of 166,500,000 shares of common stock (the “Common Stock Conversion”). Additional detailed discussion is included in Note 19, “Common Stock and Stock-Based Compensation.”
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

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Net income attributable to Allegro MicroSystems, Inc.	$119,407	$17,953	$36,971
Net income attributable to common stockholders	119,555	18,101	37,105
Basic weighted average common shares	189,748,427	83,448,055	10,000,000
Dilutive effect of common stock equivalents	2,062,778	92,968,590	—
Diluted weighted average common shares	191,811,205	176,416,645	10,000,000
Basic net income attributable to Allegro MicroSystems, Inc. per share	$0.63	$0.22	$3.70
Basic net income attributable to common stockholders per share	$0.63	$0.22	$3.71
Diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.62	$0.10	$3.70
Diluted net income attributable to common stockholders per share	$0.62	$0.10	$3.71
The computed net income per share for the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020 does not assume conversion of securities that would have an antidilutive effect on income per share. There were 3,622 contingently issuable shares under the employee stock purchase plan excluded for the fiscal year ended March 25, 2022, as such securities would have an antidilutive effect on net income per share. There were 273 RSUs excluded for fiscal year ended March 26, 2021 as conversion of such securities would have an antidilutive effect on net income per share. There were no such convertible securities to consider for the fiscal year ended March 27, 2020.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following represents issued and issuable weighted average share information for the respective periods:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Restricted stock units	1,066,406	308,811	—
Performance stock units	996,372	218,678	—
Employee stock purchase plan	—	2,914	—
Shares related to Common Stock Conversion	—	92,438,187	—
Total	2,062,778	92,968,590	—
19. Common Stock and Stock-Based Compensation
On November 2, 2020, the Company closed its IPO of 28,750,000 shares of its common stock at an offering price of $14.00 per share, of which 25,000,000 shares were sold by the Company and 3,750,000 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $321,425, after deducting $20,125 of underwriting discounts and $8,450 of estimated offering costs. The Company’s common stock is now listed on the Nasdaq Global Select Market under the ticker symbol “ALGM.”
Prior to the IPO, the Company had two classes of common stock, Class A common stock and Class L common stock. The Company’s Board of Directors authorized 12,500,000 shares of Class A common stock at par value of $0.01, out of which the Company issued 6,720,000 to Sanken in exchange for its previous common shares. The previous single class of common stock was retired in full. The Company sold 2,880,000 of newly issued shares of Class A common stock, representing a 28.8% ownership interest, to OEP SKNA, L.P. (the “OEP Investor”) for cash consideration of $291,000. The stock issuance proceeds were recorded net of $9,260 of related transaction costs. The Company’s Board of Directors authorized 1,000,000 shares of Class L common stock at a par value of $0.01.
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
Concurrent with the issuance of the Term Loan Facility on September 30, 2020 (as defined in Note 14, “Debt and Other Borrowings”), the Company paid a cash dividend in the aggregate amount of $400,000 to holders of the Company’s Class A common stock.
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
In connection with its IPO, the Company offered certain employees (excluding its named executive officers) who were eligible to receive cash bonuses under the Company’s LTCIP and TRIP the opportunity to elect to receive RSUs under its 2020 Omnibus Incentive Compensation Plan in lieu of cash payouts under the LTCIP and/or TRIP, through the RSU Conversion Program. Refer to Note 12, “Management Long-Term Cash Incentive Plan” for more details.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following table summarizes RSU activity for the fiscal years ended March 25, 2022 and March 26, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 27, 2020	—	$—	—	$—
Granted	1,428,932	14.06
Vested	(160,063)	14.00
Canceled	(43,713)	14.00
Outstanding - March 26, 2021	1,225,156	$14.07	1.70	$30,960
Granted	1,344,717	26.00
Vested	(622,508)	20.33
Canceled	(246,358)	19.02
Outstanding - March 25, 2022	1,701,007	$20.50	1.27	$49,635
The weighted-average grant fair value per share for RSUs granted during the fiscal year ended March 25, 2022 was $26.00, and the stock-based compensation expense related to non-vested awards not yet recorded at March 25, 2022 was $22,790, which is expected to be recognized over a weighted-average of 1.27 years. During the fiscal year ended March 25, 2022, 622,508 shares vested.
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

Fiscal Year Ended
March 26, 2021
Performance term	2.42 years
Volatility	49.9%
Risk-free rate of return	0.17%
Dividend yield	—%
Weighted-average fair value per share	$14.00

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following table summarizes PSU activity for the fiscal years ended March 25, 2022 and March 26, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 27, 2020	—	$—	—	$—
Granted	650,302	15.05
Vested	—	—
Canceled	—	—
Outstanding - March 26, 2021	650,302	$15.05	2.65	$16,433
Granted	465,732	27.08
Vested	—	—
Canceled	(160,951)	19.19
Outstanding - March 25, 2022	955,083	$20.22	1.51	$27,869
PSUs are included at 100% - 200% of target goals. The intrinsic value of the unvested PSUs during the fiscal year ended March 25, 2022 was $27,869. The total compensation cost related to unvested awards not yet recorded at March 25, 2022 was $12,893, which is expected to be recognized over a weighted average of 1.51 years. No shares were vested during fiscal year ended March 25, 2022.
The following table summarizes unvested restricted common stock activity for the fiscal years ended March 25, 2022 and March 26, 2021:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - March 27, 2020	—	—	—	—
Common stock conversion	459,749	14.00
Vested	(50,170)	14.00
Canceled	(3,252)	14.00
Outstanding - March 26, 2021	406,327	$14.00	1.79	$—
Vested	(241,787)	14.00
Canceled	(24,014)	—
Outstanding - March 25, 2022	140,526	$14.00	1.07	$4,101
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
The ESPP, which is maintained by the Company, allows employees to purchase the Company’s common stock at 85% of the lesser of the stock price at the beginning or end of the offering period. Each offering period is six months in length. The Company’s first offering period started on January 1, 2021 and continued until June 30, 2021.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The weighted-average fair value of the ESPP shares was determined using the Black-Scholes model incorporating the following weighted-average assumptions:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021
Performance term	0.50 years	0.50 years
Volatility	48.10%	55.02%
Risk-free rate of return	0.10%	0.09%
Dividend yield	—%	—%
Weighted-average fair value per share	$8.25	$7.77
As of March 25, 2022, the total unrecognized compensation cost related to the ESPP was $272 and this amount is expected to be recognized over 0.27 years.
For the fiscal year ended March 25, 2022, the Company recognized stock-based compensation charges of $19,918, $11,997, $424, $1,099 and $110 for its RSUs, PSUs, restricted common stock, ESPP and phantom stock, respectively. Upon completion of its IPO, the Company recognized one-time stock-based compensation charges of $40,440 in connection with the vesting of all outstanding shares of Class A common stock, $1,610 in connection with the automatic acceleration of 25% of the standard vesting term of shares of Class L common stock and $1,028 with the RSU Conversion Program (see above and Note 12, “Management Long-Term Cash Incentive Plan”). In addition, the Company recognized stock-based compensation charges of $1,169 for its Class L common stock for the fiscal year ended March 26, 2021 and stock-based compensation charges of $5,729, $1,269, $174 and $247 for its RSUs, PSUs, restricted common stock and ESPP, respectively, for the fiscal year ended March 26, 2021. All stock-based compensation charges in fiscal 2020 related to expensing of the Company’s Class L common stock. The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Cost of sales	$3,176	$5,158	$183
Research and development	3,933	3,573	87
Selling, general and administrative	26,439	41,139	1,165
Total stock-based compensation	$33,548	$49,870	$1,435
Phantom Stock Grants
On January 1, 2022, the Company issued an award of 5,733 restricted cash units to an employee of a professional employer organization that provides services to the Company. Each restricted cash unit represents the right of the grantee to receive cash payment, upon time-based vesting, equal to the market price of the Company’s common stock. The restricted cash units do not possess the rights of common stockholders of the Company, including voting and dividend rights, and cannot be exercised or traded for the Company’s common stock. Additionally, the carrying value of the restricted cash units fluctuates with the market price of the Company’s common stock and represents the expected cash value of the units at a point in time. Due to the cash settlement feature, the restricted cash units are classified as liabilities in accrued expenses and other current liabilities and other long-term liabilities in the consolidated balance sheets for the current and long-term portions of the obligations, respectively. As of March 25, 2022, the restricted cash units will vest over a remaining period of 2.15 years. As of March 25, 2022, no restricted cash units had fully vested.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
20. Income Taxes
The components of income before income taxes include the following:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Income before provision for income taxes attributable to:
Domestic operations	$121,883	$(2,288)	$34,425
Foreign operations	18,863	837	18,853
Total	$140,746	$(1,451)	$53,278
Significant components of the provision (benefit) for income taxes are as follows:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Current:
Federal	$7,779	$(3,821)	$15,146
State	1,553	1,085	1,468
Foreign	4,361	2,115	4,468
Total current	13,693	(621)	21,082
Deferred:
Federal	7,892	(17,564)	(4,431)
State	371	(1,016)	18
Foreign	(765)	(351)	(496)
Total deferred	7,498	(18,931)	(4,909)
Total income tax provision	$21,191	$(19,552)	$16,173

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The difference between the tax provision at the statutory federal tax rate and the provision for income taxes is as follows:

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Tax provision at U.S. statutory rate	$29,557	$(305)	$11,189
162(m) limitation	3,988	—	—
Stock based compensation	(230)	(13,303)	—
CARES carryback claim and amended returns	(2,031)	(3,834)	—
PSL Divestiture	—	(2,009)	—
Research and development tax credit	(2,823)	(2,162)	(1,841)
FDII	(9,066)	—	(1,188)
BEAT	—	—	1,694
GILTI	—	—	86
Transaction costs	307	1,498	—
Foreign tax rate	(157)	1,279	283
State income taxes, net of federal benefit	2,370	356	514
Deferred tax remeasurement	—	309	—
Subpart F income, net of credits	283	43	—
Provision for uncertain tax positions	(17)	26	361
Provision for IRS audit settlement	—	—	5,491
Gain on contingent purchase price reduction	(420)	(525)	—
Cumulative provision-to-return	(590)	(862)	(186)
Other	20	(63)	(230)
Total income tax provision	$21,191	$(19,552)	$16,173
The increase in income tax expense in fiscal year 2022 as compared to fiscal year 2021 relates primary to tax impacts of the fiscal year 2021 IPO transaction. The fiscal year 2021 IPO transaction resulted in excess tax over financial reporting deductions related to a $40,440 stock-based compensation charge (and the related incremental tax deductions), a $16,000 one-time dividend treated as compensation expense for tax purposes, and the tax loss on the divestiture of PSL. The tax impacts of these transactions and other discrete transactions caused an overall U.S. NOL for fiscal year 2021 that will be carried back five years. Additional fluctuations in our effective income tax rate relate primarily to differences in our U.S. and foreign taxable income, estimated FDII benefits, GILTI income, research credits, non-deductible stock-based compensation charges, and discrete tax items.
Except for AMTC prior to its sale, the Company has the ability and intent to permanently reinvest its foreign earnings based on expected future U.S. cash flows and specific and measurable plans to use its existing foreign cash to fund its working capital needs, invest in short-term and long-term capital projects, and to make investments and acquisitions. Since AMTC’s operations have ceased, the Company may receive future liquidating distributions; however, such distributions are estimated to result in no material incremental U.S. or local tax. Therefore, no deferred tax liability has been established with respect to outside basis difference in its foreign subsidiaries.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 25, 2022	March 26, 2021
Deferred income tax assets:
Net operating loss	$2,106	$11,054
Bonuses, commissions and other compensation	11,137	9,304
Tax credits	6,454	8,698
Inventory and sales related	5,892	6,304
Stock-based compensation	2,837	821
Right-of-use liability	2,221	—
Other accruals and reserves	2,067	2,050
Gross deferred income tax assets	32,714	38,231
Valuation allowance for deferred income tax assets	(5,070)	(5,025)
Total deferred income tax assets	27,644	33,206
Deferred income tax liabilities:
Fixed assets and intangibles	(4,720)	(4,366)
Equity method and other investments	(2,801)	(1,868)
Right-of-use asset	(2,156)	—
Total deferred income tax liabilities	(9,677)	(6,234)
Net deferred income tax assets	$17,967	$26,972
As of March 25, 2022, the Company has $2,106 in NOLs related to our Thailand operations. Additionally, the Company has $3,490 and $2,964 in research credits related to its French subsidiary and state filings, respectively.
In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company established a valuation allowance for its Thailand NOLs of $2,106 and state research credits of $2,964 because such assets will not to be utilized by the Company prior to expiration.
The Company is completing carryback claim filings allowable under the CARES Act to utilize NOLs and carryover credits generated during fiscal year 2021. The filings will carryback $8,364 in Federal NOLs, $2,631 in U.S. research credits, and $305 in foreign tax credits to prior taxable periods. These amounts, along with an estimated rate benefit of $4,463 have all been classified as a long-term tax receivable as of March 25, 2022.
Uncertain Tax Positions
As of March 25, 2022, the Company had $2,459 of gross unrecognized tax benefits, of which $2,433 would impact the effective tax rate, if recognized. As of March 26, 2021, the Company had $2,554 of gross unrecognized tax benefits, of which $2,542 would impact the effective tax rate, if recognized. As of March 27, 2020, the Company had $2,559 of gross unrecognized tax benefits, of which $2,501 would impact the effective tax rate, if recognized.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 25, 2022	March 26, 2021	March 27, 2020
Beginning balance	$2,554	$2,559	$6,264
Gross increases-tax positions in prior period	—	55	4,863
Gross decreases-tax positions in prior period settlement	—	—	(8,513)
Lapse in statute of limitations	(95)	(60)	(55)
Balance at end of period	$2,459	$2,554	$2,559
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
The Company’s policy is to classify interest expense and penalties, if any, as components of the income tax provision in the consolidated statements of operations. The Company recorded net increases of $58, $73 and $841 in interest, penalties and releases during fiscal years 2022, 2021 and 2020, respectively. As of March 25, 2022 and March 26, 2021, the amount of accrued interest and penalties totaled approximately $324 and $232, respectively.
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
Capital Contribution
In connection with the settlement noted above, Sanken agreed to make a one-time capital contribution in the amount of $9,500 to neutralize the cash impact to the Company. All ownership parties have agreed that this contribution would not result in an incremental ownership percentage change or increase in shares by Sanken.
21. Related Party Transactions
Public Offering of the Company’s Common Stock by Certain Stockholders
On February 2, 2021, the Company filed a Registration Statement on Form S-1 for the public offering of shares owned by certain selling stockholders, including Sanken, OEP and certain of the Company’s officers and directors. The selling stockholders sold 19,332,852 shares of the Company’s common stock, including 1,832,852 shares of common stock sold by OEP in connection with the underwriters’ exercise of their over-allotment option. The Company did not sell any shares of its common stock and did not receive any of the proceeds from the offering. However, the Company incurred expenses, costs and fees in connection with the offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, in the amount of $1,790 for the fiscal year ended March 26, 2021, which are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.
Transactions Involving Sanken
The Company sells products to, and purchases in-process products from Sanken. In addition, prior to March 28, 2020, the Company also sold products for Sanken.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales of the Company’s products to Sanken totaled $148,813, $104,661 and $184,557 during the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, respectively. Trade accounts receivables, net of allowances from Sanken totaled $27,256 and $21,595 as of March 25, 2022 and March 26, 2021, respectively. Other accounts receivable from Sanken totaled $104 and $198 as of March 25, 2022 and March 26, 2021, respectively.
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
Termination of Sanken Distribution Agreement
In May 2022, the Company issued a letter of intent with Sanken to develop a plan to transition the supply chain and sales activity in Japan from Sanken to the Company. During the planning process, both parties will define the transition timeline and method for customer communication, supply chain transfer and sales coverage. Parties will also define a method to continue engagement with Sanken on the support of select customers.
Joint Development Agreement (“Development Agreement”)
The Company, through its former wholly owned subsidiary, PSL, entered into a Development Agreement with Sanken whereby the Company and Sanken jointly own a specific wafer technology and share the reimbursement of development costs incurred by the Company. Sanken reimbursed $1,440 in fiscal year ended March 27, 2020. Sanken reimbursed no amounts in the fiscal years ended March 25, 2022 and March 26, 2021.
Short-term Bridge Loan Receivable to Sanken
In March 2019, the Company entered into a short-term bridge loan to Sanken in the amount of $30,000. The loan bore interest of 2.52% and was repaid in April 2019. Interest income related to the loan to Sanken was $55 in the fiscal year ended March 27, 2020.
Notes Payable and Line-of credit from Sanken
The Company, through PSL, its former wholly owned subsidiary, had related party debt owed to Sanken that includes three notes payable in the aggregate amount of $17,700 and two lines-of-credit agreements in the aggregate amount of $25,000 at March 27, 2020. The interest rates on the related party debt were reset at the beginning of each calendar quarter to LIBOR on the last trading day of the previous month, plus a 1.0% spread. Related party interest expense consisting of amounts due to Sanken for intercompany notes payable, lines-of-credit and miscellaneous charges for the fiscal year ended March 27, 2020 amounted to $1,444, and related party interest paid for the same period amounted to $1,538.
In connection with the PSL Divestiture, the total $42,700 balance was contributed in-kind for the fair value of the 70% interest that Sanken acquired.
Transactions involving PSL
In accordance with the PSL Divestiture, the Company had both intercompany accounts payable of $1,198 and accounts receivable of $3,368 that were previously eliminated in consolidation. The previous intercompany receivable balance of $3,368 was moved into trade and other accounts receivable due from related party as of March 28, 2020. In addition, as a result of PSL taking over the Sanken distribution business, as of March 26, 2021, the Company reflected a related accounts receivable balance of $767. This amount includes reductions of $767 and $2,601 from payments made by PSL during the fiscal years ended March 25, 2022 and March 26, 2021, respectively. No accounts receivable balance was recorded as of March 25, 2022.
In May 2009, the Company entered into a technology development agreement (the “IC Technology Development Agreement”) with Polar Semiconductor, Inc. (“PSI”) (subsequently changed to Polar Semiconductor, LLC), and Sanken, pursuant to which the parties agreed upon the general terms under which they may, from time to time, undertake certain activities (the “IC Process Development Activities”) to develop new technologies to be used by PSI to manufacture products for the Company and Sanken, as well as the ownership and use of such technologies following their development. The IC Technology Development Agreement provides that the expenses for all IC Process Development Activities will be shared equally by the Company and Sanken on an annual basis (subject to any exceptions upon which the parties may agree from time to time), with such expenses being paid to PSL by Sanken in the form of an up-front annual fee, with PSL being

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
responsible for any expenses that exceed the amount of such fee. The IC Technology Development Agreement will continue in effect until such time as the Company, PSL and Sanken mutually agree to its termination or adopt a successor agreement, or in the event that the companies fail to agree upon the annual fee for that fiscal year within three months after the commencement of such fiscal year. During the fiscal year ended March 25, 2022, the Company (through PSL) received no fees from Sanken and paid no fees to PSL pursuant to the IC Technology Development Agreement. During each of the fiscal years ended March 26, 2021 and March 27, 2020, the Company (through PSL) received fees of $1,200 from Sanken pursuant to the IC Technology Development Agreement, and during the same periods the Company paid fees of $1,200 to PSL pursuant to the IC Technology Development Agreement.
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
Purchases of various products from PSL totaled $55,297 and $42,196 for the fiscal years ended March 25, 2022 and March 26, 2021, respectively. This amount includes none and $5,930 of price support payments made for the fiscal years ended March 25, 2022 and March 26, 2021, respectively. In accordance with the PSL Divestiture, the Company had intercompany accounts payable of $1,198 that was previously eliminated in consolidation. The previous intercompany payable balance of $1,198 was moved into amounts due to related party as of March 28, 2020. Accounts payable to PSL included in amounts due to related party totaled $5,222 and $1,739 as of March 25, 2022 and March 26, 2021, respectively. These amounts include reductions of $5,222 and $1,198 from payments made to PSL during the fiscal years ended March 25, 2022 and March 26, 2021, respectively.
Notes Receivable from PSL
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
On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising of principal and interest accrued at 1.26% per annum, over a term of four years with payments due on the first day of each calendar year quarter (April 1st, July 1st, October 1st, and January 1st). In addition, PSL has the option of borrowing up to an additional $7,500 on or around January 1, 2023 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). PSL has informed the Company of its intent to elect its option of the Secondary PSL Loan during fiscal year 2023. The loan funds will be used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of March 25, 2022, the outstanding balance of the PSL Promissory Notes was $7,500. On April 1, 2022, PSL made a quarterly payment to AML of $500, which included $31 of interest income.
Transition Services Agreement
As part of the PSL Divestiture, the Company, PSL and Sanken entered into the Transition Services Agreement (“TSA”), pursuant to which the Company agreed, among other things, to provide certain human resources, legal and distribution support services to PSL following the consummation of the PSL Divestiture. The TSA provides that the

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Company and its wholly owned subsidiaries AML and Allegro MicroSystems Europe Ltd. will provide such services in a manner generally consistent with the manner in which they were provided during the 12 months prior to the date of the TSA, and will not be obligated to perform any service in a manner that is materially more burdensome than the analogous services provided for or within its own organization or group during such 12-month period.
The services contemplated by the TSA include human resources, legal and distribution support services. The applicable service period for human resources and legal services is 12 months, and fees payable for such services are $50 per year, invoiced on a quarterly basis. The applicable service period for distribution support services is six months with respect to services provided in North America and South America, and nine months with respect to services provided in Europe. All distribution support services are to be provided on a cost plus 10% basis. The Company received $25 under the TSA during each of the fiscal years ended March 25, 2022 and March 26, 2021.
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
Transactions involving Sanken Electric Europe Ltd. (“SEEL”)
During fiscal year ended March 26, 2021 and after the PSL Divestiture, Sanken, through PSL formed SEEL to cover its distribution business in Europe. The Company in connection with the TSA agreement with Sanken and PSL paid certain costs on behalf of them, and, as such, had related party accounts receivable from SEEL of none and $1,272 as of March 25, 2022 and March 26, 2021, respectively.
Sublease Agreement
In 2014, the Company, through one of its subsidiaries, entered into a sublease agreement with Sanken pursuant to which it subleases certain office building space in Japan from Sanken. The sublease automatically renews on an annual basis unless either party provides notice to the other party otherwise and can be terminated by either party upon providing six months’ notice. The Company made aggregate payments of approximately $200 to Sanken under the sublease agreement during each of the fiscal years 2022, 2021 and 2020.
Consulting Agreement
In September 2017 and prior to Reza Kazerounian becoming a member of the Company’s board of directors, the Company entered into a board executive advisor agreement, as amended in June 2018 (the “Consulting Agreement”), with Mr. Kazerounian, pursuant to which the Company engaged Mr. Kazerounian to serve as executive advisor to the board of directors and the office of Chief Executive Officer. The Consulting Agreement provides for a fee payable to Mr. Kazerounian on a monthly basis in exchange for his services (which fee was reduced from $30 per month to $19 per month in connection with Mr. Kazerounian’s appointment to the board of directors in June 2018), as well as a grant of 12,000 shares of the Company’s Class L common stock and a signing bonus of $54 in connection with the execution of the Consulting Agreement. The Consulting Agreement provides that if Mr. Kazerounian’s employment is terminated by the board of directors, he will be entitled to a severance payment in the amount of $180 as well as a six-month vesting acceleration of his shares of Class L common stock. The board of directors and Mr. Kazerounian each have the right to terminate the Consulting Agreement at any time. During the fiscal years ended March 25, 2022, March 26, 2021 and March 27, 2020, the Company paid aggregate fees of $260, $318 and $494, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement.
22. Subsequent Events
Chief Executive Officer Transition
On May 9, 2022, the Company announced via press release and a Current Report on Form 8-K that its President and Chief Executive Officer, Ravi Vig, provided notice of his retirement from the Company and its Board of Directors on May 6, 2022. Mr. Vig’s retirement will become effective on June 13, 2022.
On May 7, 2022, the Board of Directors of the Company appointed Vineet Nargolwala to serve as President and Chief Executive Officer of the Company effective June 13, 2022. In addition, the Company’s Board of Directors elected Mr. Nargolwala as a Class I director of the Board to serve until the Company’s 2024 annual meeting of stockholders and until his successor is elected or appointed and qualified or until his earlier death, resignation, disqualification or removal. Mr. Vig will

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
work closely with Mr. Nargolwala and will consult with the Company up to six months after his retirement date to ensure a smooth and orderly transition of responsibilities.
Mr. Nargolwala is a technology executive with over 25 years of global executive leadership experience. Prior to joining Allegro, Mr. Nargolwala previously served as Executive Vice President of Sensing Solutions at Sensata Technologies (NYSE: ST), a leading industrial technology company that develops sensors and sensor-based solutions for the automotive, heavy vehicle and off-road, industrial, and aerospace industries, from March 2020 to May 2022. Mr. Nargolwala joined Sensata as Vice President, Sensors Americas in February 2013 and was later promoted to Senior Vice President, Performance Sensing, North America, Japan and Korea in April 2016. In February 2019, he was appointed Senior Vice President, General Manager, Global Safety & Mobility, and in September 2019, he was appointed Senior Vice President, Sensing Solutions. Prior to Sensata, he was with Honeywell International Inc. for over nine years in business strategy and P&L leadership roles of increasing responsibility. Prior to Honeywell, Mr. Nargolwala was at Nortel Networks in product management and engineering roles. Mr. Nargolwala holds a Bachelor’s degree in Electrical Engineering from Maharaja Sayajirao University in Baroda, India, a Master’s degree in Electrical Engineering from the University of Texas and a Master of Business Administration from Cornell University.