Form 10-Q
period 2022-06-24
ALLEGRO MICROSYSTEMS, INC.
filed 2022-08-01
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 22, 2022, the registrant had 191,269,633 shares of common stock, $0.01 par value per share, outstanding.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II. Item 1A. “Risk Factors” in this Quarterly Report and Part II, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 25, 2022 (the “2022 Annual Report”). These risks and uncertainties include, but are not limited to:
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
•increases in inflation rates or sustained periods of inflation in the markets in which we operate;
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
•anti-takeover provisions in our organizational documents and General Corporation Law of the State of Delaware;
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	June 24, 2022	March 25, 2022
Assets
Current assets:
Cash and cash equivalents	$286,557	$282,383
Restricted cash	9,715	7,416
Trade accounts receivable, net of provision for expected credit losses of $149 and $105 at June 24, 2022 and March 25, 2022, respectively	91,552	87,359
Trade and other accounts receivable due from related party	30,109	27,360
Accounts receivable – other	1,430	4,144
Inventories	88,933	86,160
Prepaid expenses and other current assets	18,863	14,995
Current portion of related party note receivable	1,875	1,875
Total current assets	529,034	511,692
Property, plant and equipment, net	214,808	210,028
Operating lease right-of-use assets	15,158	16,049
Deferred income tax assets	25,505	17,967
Goodwill	19,953	20,009
Intangible assets, net	36,142	35,970
Related party note receivable, less current portion	5,156	5,625
Equity investment in related party	26,807	27,671
Other assets, net	53,550	47,609
Total assets	$926,113	$892,620
Liabilities, Non-Controlling Interests and Stockholders' Equity
Current liabilities:
Trade accounts payable	$34,492	$29,836
Amounts due to related party	4,704	5,222
Accrued expenses and other current liabilities	68,952	65,459
Current portion of operating lease liabilities	3,656	3,706
Total current liabilities	111,804	104,223
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	11,893	12,748
Other long-term liabilities	14,056	15,286
Total liabilities	162,753	157,257
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at June 24, 2022 and March 25, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 191,180,179 shares issued and outstanding at June 24, 2022; 1,000,000,000 shares authorized, 190,473,595 issued and outstanding at March 25, 2022	1,912	1,905
Additional paid-in capital	652,317	627,792
Retained earnings	133,205	122,958
Accumulated other comprehensive loss	(25,198)	(18,448)
Equity attributable to Allegro MicroSystems, Inc.	762,236	734,207
Non-controlling interests	1,124	1,156
Total stockholders' equity	763,360	735,363
Total liabilities, non-controlling interest and stockholders' equity	$926,113	$892,620
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Net sales	$176,044	$152,689
Net sales to related party	41,709	35,453
Total net sales	217,753	188,142
Cost of goods sold (Note17)	99,379	93,982
Gross profit	118,374	94,160
Operating expenses:
Research and development	33,857	29,554
Selling, general and administrative	69,980	32,064
Change in fair value of contingent consideration	(200)	300
Total operating expenses	103,637	61,918
Operating income	14,737	32,242
Other income (expense):
Interest expense, net	(120)	(345)
Foreign currency transaction gain (loss)	1,924	(254)
(Loss) income in earnings of equity investment	(864)	279
Other, net	(3,429)	48
Income before income taxes	12,248	31,970
Income tax provision	1,965	4,263
Net income	10,283	27,707
Net income attributable to non-controlling interests	36	38
Net income attributable to Allegro MicroSystems, Inc.	$10,247	$27,669
Net income attributable to Allegro MicroSystems, Inc. per share:
Basic	$0.05	$0.15
Diluted	$0.05	$0.14
Weighted average shares outstanding:
Basic	190,638,135	189,585,381
Diluted	192,406,276	191,163,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Net income	$10,283	$27,707
Net income attributable to non-controlling interest	36	38
Net income attributable to Allegro MicroSystems, Inc.	10,247	27,669
Other comprehensive loss:
Foreign currency translation adjustment	(6,818)	(30)
Comprehensive income	3,429	27,639
Other comprehensive loss attributable to non-controlling interest	68	30
Comprehensive income attributable to Allegro MicroSystems, Inc.	$3,497	$27,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 26, 2021	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
Net income	—	—	—	—	—	27,669	—	38	27,707
Stock-based compensation, net of forfeitures	—	—	(6,540)	—	4,831	—	—	—	4,831
Foreign currency translation adjustment	—	—	—	—	—	—	—	(30)	(30)
Balance at June 25, 2021	—	$—	189,581,621	$1,896	$597,001	$31,220	$(11,865)	$1,127	$619,379

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 25, 2022	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
Net income	—	—	—	—	—	10,247	—	36	10,283
Stock-based compensation, net of forfeitures	—	—	706,584	7	34,131	—	—	—	34,138
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(9,606)	—	—	—	(9,606)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,750)	(68)	(6,818)
Balance at June 24, 2022	—	$—	191,180,179	$1,912	$652,317	$133,205	$(25,198)	$1,124	$763,360
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,283	$27,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,918	12,172
Amortization of deferred financing costs	24	25
Deferred income taxes	(7,784)	(1,454)
Stock-based compensation	34,136	4,831
Gain on disposal of assets	(3)	(35)
(Gain) loss on contingent consideration change in fair value	(200)	300
Provisions for inventory and expected credit losses	2,640	1,613
Unrealized loss on marketable securities	3,486	—
Changes in operating assets and liabilities:
Trade accounts receivable	(4,718)	(9,956)
Accounts receivable - other	2,714	(97)
Inventories	(4,888)	5,142
Prepaid expenses and other assets	(13,102)	1,719
Trade accounts payable	4,075	(2,993)
Due to/from related parties	(3,267)	1,917
Accrued expenses and other current and long-term liabilities	1,239	(2,396)
Net cash provided by operating activities	36,553	38,495
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,389)	(15,346)
Net cash used in investing activities	(14,389)	(15,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts on related party note receivable	469	—
Payments for taxes related to net share settlement of equity awards	(9,606)	—
Net cash used in financing activities	(9,137)	—
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(6,554)	2,608
Net increase in Cash and cash equivalents and Restricted cash	6,473	25,757
Cash and cash equivalents and Restricted cash at beginning of period	289,799	203,875
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$296,272	$229,632
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$282,383	$197,214
Restricted cash at beginning of period	7,416	6,661
Cash and cash equivalents and Restricted cash at beginning of period	$289,799	$203,875
Cash and cash equivalents at end of period	286,557	221,934
Restricted cash at end of period	9,715	7,698
Cash and cash equivalents and Restricted cash at end of period	$296,272	$229,632
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$452	$269
Cash refunded for income taxes	(1,027)	(538)
Noncash transactions:
Trade accounts payable related to Property, plant and equipment, net	$(2,602)	$(5,535)
Noncash lease liabilities arising from obtaining right-of-use assets	150	356
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation
Allegro MicroSystems, Inc., together with its consolidated subsidiaries (“AMI” or the “Company”), is a global leader in designing, developing and manufacturing sensing and power solutions for motion control and energy-efficient systems in automotive and industrial markets. The Company is headquartered in Manchester, New Hampshire and has a global footprint across multiple continents.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the Company's accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on May 18, 2022 (the “2022 Annual Report”). In the opinion of the Company’s management, the financial information for the interim periods presented reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
Financial Periods
The Company’s first quarter three-month period is a 13-week period ending on the Friday closest to the last day in June. The Company’s first quarter of fiscal 2023 ended June 24, 2022, and the Company’s first quarter of fiscal 2022 ended June 25, 2021.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the unaudited condensed consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates relate to useful lives of fixed and intangible assets, allowances for expected credit losses and customer returns and sales allowances. Such estimates could also relate to the fair value of acquired assets and liabilities, including goodwill and intangible assets, net realizable value of inventory, accrued liabilities, the valuation of stock-based awards, deferred tax valuation allowances, and other reserves. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements.
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, which management believes to be of a high credit quality. To manage credit risk related to accounts receivables, the Company evaluates the creditworthiness of its customers and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any significant credit losses during the prior two years.
As of June 24, 2022 and March 25, 2022, Sanken Electric Co., Ltd. (“Sanken”) accounted for 24.7% and 23.8% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net during those periods.
For the three months ended June 24, 2022 and June 25, 2021, Sanken accounted for 19.2% and 18.8% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three months ended June 24, 2022 or June 25, 2021.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
During the three months ended June 24, 2022, sales from customers located outside of the United States accounted for, in the aggregate, 87.0% of the Company’s total net sales, with Greater China accounting for 25.3% and Japan accounting for 19.2%. No other countries accounted for greater than 10% of total net sales for the three months ended June 24, 2022.
During the three months ended June 25, 2021, sales from customers located outside of the United States, in the aggregate, accounted for 85.7% of the Company’s total net sales, with Greater China accounting for 22.7%, Japan accounting for 18.8% and South Korea accounting for 11.7%. No other countries accounted for greater than 10% of total net sales for the three months ended June 25, 2021.
Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which eliminates the diversity in practice and inconsistency related to the accounting for acquired revenue contracts with customers in a business combination. The amendments in ASU 2021-08 require an acquiring entity to apply ASC Topic 606, Contracts with Customers (“ASC 606”), to recognize and measure contract assets and contract liabilities in a business combination as if the acquired contracts with customers were originated by the acquiring entity at the acquisition date. An acquirer may assess how the acquiree applied ASC 606 and generally should recognize and measure the acquired contract assets and contract liabilities consistent with the recognition and measurement in the acquiree’s financial statements, as prepared in accordance with U.S. GAAP. If unable to rely on the acquiree’s accounting due to errors, noncompliance with U.S. GAAP, or differences in accounting policies, the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. The Company early adopted ASU 2021-08, effective March 26, 2022 and concluded that adoption of this ASU did not have a material impact on its financial position, results of operations, cash flows, or related disclosures. The Company will apply the guidance in ASU 2021-08 prospectively to all business combinations that occur after the date of adoption.
In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2021-04”). ASU 2021-04 outlines how an entity should account for modifications made to equity-classified written call options, including stock options and warrants to purchase the entity’s own common stock. The guidance in the ASU requires an entity to treat a modification of an equity-classified written call option that does not cause the option to become liability-classified as an exchange of the original option for a new option. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the equity-classified written call option or as termination of the original option and issuance of a new option. The Company adopted ASU 2021-04, effective March 26, 2022, and concluded that it did not have a material impact on its financial position, results of operations, cash flows, or related disclosures.
Recently Issued Accounting Standards Not Yet Adopted
None applicable.
3. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”) and application-specific analog power semiconductors. The following tables summarize net sales disaggregated by application, by product and by geography for the three months ended June 24, 2022 and June 25, 2021. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales by application:

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Automotive	$149,649	$133,523
Industrial	40,140	30,309
Other	27,964	24,310
Total net sales	$217,753	$188,142
Net sales by product:

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Power integrated circuits	$80,660	$66,672
Magnetic sensors	137,050	120,642
Photonics	43	828
Total net sales	$217,753	$188,142
Net sales by geography:

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Americas:
United States	$28,391	$26,841
Other Americas	6,487	6,349
EMEA:
Europe	35,333	34,751
Asia:
Japan	41,709	35,453
Greater China	55,116	42,779
South Korea	20,979	21,933
Other Asia	29,738	20,036
Total net sales	$217,753	$188,142
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. At June 24, 2022 and March 25, 2022, these adjustments were $14,399 and $14,924, respectively, and were netted against trade accounts receivable in the unaudited condensed consolidated balance sheets. These amounts represent activity of income of $525 and $1,613 for the three months ended June 24, 2022 and June 25, 2021, respectively.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of June 24, 2022 and March 25, 2022 measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at June 24, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$96,395	$—	$—	$96,395
Restricted cash:
Money market fund deposits	9,715	—	—	9,715
Other assets, net (long-term):
Investments in marketable securities	8,538	—	—	8,538
Total assets	$114,648	$—	$—	$114,648
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$2,600	$2,600
Total liabilities	$—	$—	$2,600	$2,600

	Fair Value Measurement at March 25, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,927	$—	$—	$16,927
Restricted cash:
Money market fund deposits	7,416	—	—	7,416
Other assets, net (long-term):
Investments in marketable securities	12,346	—	—	12,346
Total assets	$36,689	$—	$—	$36,689
Liabilities:
Other long-term liabilities:
Contingent consideration	—	—	2,800	2,800
Total liabilities	$—	$—	$2,800	$2,800
The following table represents the unrealized gains and losses on investments in marketable securities held with a readily determinable fair value for the three months ended June 24, 2022:

Net losses recognized during the period on equity securities	$(3,486)
Less: Net gains and losses recognized during the period on equity securities sold during the period	—
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(3,486)
In addition to the unrealized gains in the table above, the change in fair value of the equity securities was impacted by unrealized foreign currency exchange losses of $323 for the three months ended June 24, 2022. There were no investments in marketable securities during the three months ended June 25, 2021.
In connection with the fiscal year 2021 purchase of Voxtel, Inc. (“Voxtel”), a privately held technology company located in Beaverton, Oregon, that develops, manufactures and supplies photonic and advanced 3D imaging technologies (the “Voxtel Acquisition”), the Company is required to make contingent payments, subject to the entity achieving certain sales and revenue thresholds. The contingent consideration payments are up to $15,000. The fair value of the liabilities for the contingent payments recognized upon the Voxtel Acquisition as part of the purchase accounting opening balance sheet

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
totaled $7,300 and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured during each reporting period. The change in fair value of contingent consideration for the Voxtel Acquisition is included in change in fair value of contingent consideration in the unaudited condensed consolidated statements of operations.
The following table shows the change in fair value of Level 3 contingent consideration in connection with an acquisition in fiscal year 2021 for the three-month periods ended June 24, 2022 and June 25, 2021:

Level 3 Contingent Consideration
Balance at March 25, 2022	$2,800
Change in fair value of contingent consideration	(200)
Balance at June 24, 2022	$2,600

Balance at March 26, 2021	$4,800
Change in fair value of contingent consideration	300
Balance at June 25, 2021	$5,100
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments which are the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 12, “Retirement Plans.”
During the three months ended June 24, 2022 and June 25, 2021, there were no transfers among Level 1, Level 2 and Level 3 asset or liabilities.
5. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	June 24, 2022	March 25, 2022
Trade accounts receivable	$136,032	$129,539
Less:
Provision for expected credit losses	(149)	(105)
Returns and sales allowances	(14,250)	(14,819)
Related party trade accounts receivable	(30,081)	(27,256)
Total	$91,552	$87,359

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The Company is exposed to credit losses primarily through trade and other financing receivables arising from revenue transactions. The Company uses an aging schedule method to estimate current expected credit losses (“CECL”) based on days of delinquency, including information about past events and current economic conditions. The Company’s accounts receivable are separated into two categories using a portfolio methodology to evaluate the allowance under the CECL impairment model based on sales categorization and similar credit quality and worthiness of the customers: original equipment manufacturers (“OEMs”) and distributors. The receivables in each category share similar risk characteristics. The Company increases the provision for expected credits losses when the Company determines all or a portion of a receivable is uncollectible, and the Company recognizes recoveries as a decrease to the provision for expected credit losses.
Changes in the Company’s expected credit losses and returns and sales allowances were as follows:

Description	Provision for Expected Credit Losses	Returns and Sales Allowances	Total
Balance at March 25, 2022	$105	$14,819	$14,924
Charged to costs and expenses or revenue	44	27,753	27,797
Settlements, net of recoveries	—	(28,322)	(28,322)
Balance at June 24, 2022	$149	$14,250	$14,399

Balance at March 26, 2021	$138	$15,274	$15,412
Charged to costs and expenses or revenue	635	40,582	41,217
Settlements, net of recoveries	—	(42,830)	(42,830)
Balance at June 25, 2021	$773	$13,026	$13,799
6. Inventories
Inventories include material, labor and overhead and consisted of the following:

	June 24, 2022	March 25, 2022
Raw materials and supplies	$12,334	$11,941
Work in process	57,661	55,855
Finished goods	18,938	18,364
Total	$88,933	$86,160
The Company recorded inventory write-offs totaling $2,115 and $3,189 for the three months ended June 24, 2022 and June 25, 2021, respectively.
7. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	June 24, 2022	March 25, 2022
Land	$15,374	$15,775
Buildings, building improvements and leasehold improvements	58,518	59,816
Machinery and equipment	558,373	542,745
Office equipment	6,128	6,247
Construction in progress	22,229	22,428
Total	660,622	647,011
Less accumulated depreciation	(445,814)	(436,983)
Total	$214,808	$210,028
Total depreciation expense amounted to $10,850 and $11,120 for the three months ended June 24, 2022 and June 25, 2021, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of June 24, 2022 and March 25, 2022 are as follows:

	June 24, 2022	March 25, 2022
United States	$35,606	$35,221
Philippines	171,318	167,488
Other	8,491	7,746
Total	$215,415	$210,455
Amortization of prepaid tooling costs amounted to $32 and $33 for the three months ended June 24, 2022 and June 25, 2021, respectively.
8. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 25, 2022	$20,009
Foreign currency translation	(56)
Balance at June 24, 2022	$19,953

Balance at March 26, 2021	$20,106
Foreign currency translation	12
Balance at June 25, 2021	$20,118
Intangible assets, net is as follows:

	June 24, 2022
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted-Average Lives
Patents	$37,604	$15,860	$21,744	10 years
Customer relationships	6,806	6,590	216	9 years
Process technology	13,100	2,015	11,085	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	74	126	5 years
Legacy trademarks	629	58	571
Other	32	32	—
Total	$62,421	$26,279	$36,142

	March 25, 2022
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted-Average Lives
Patents	$36,577	$15,304	$21,273	10 years
Customer relationships	6,582	6,348	234	9 years
Process technology	13,100	1,742	11,358	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	64	136	5 years
Legacy trademarks	627	58	569
Other	32	32	—
Total	$61,168	$25,198	$35,970
Intangible assets amortization expense was $1,036 and $1,019 for the three months ended June 24, 2022 and June 25, 2021, respectively. The majority of the Company’s intangible assets are related to patents, as noted above.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
As of June 24, 2022, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

Remainder of 2023	$2,942
2024	3,758
2025	3,499
2026	3,240
2027	2,926
Thereafter	16,806
Total	$33,171
9. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	June 24, 2022	March 25, 2022
Accrued management incentives	$9,814	$33,607
Accrued salaries and wages	23,313	14,699
Accrued vacation	7,140	5,715
Accrued severance	4,308	839
Accrued professional fees	5,219	1,252
Accrued income taxes	11,161	1,831
Accrued utilities	2,157	607
Other current liabilities	5,840	6,909
Total	$68,952	$65,459
10. Debt and Other Borrowings
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in 2028 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Company’s outstanding borrowings bore an interest rate of 4.81% at June 24, 2022. As of both June 24, 2022 and March 25, 2022, the Company had $25,000 outstanding under the Term Loan Facility and had not borrowed on the Revolving Credit Facility. As of June 24, 2022 and March 25, 2022, the unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $124 and $149, respectively, and the related short-term and long-term portions were classified within “Prepaid expenses and other current assets” and “Other assets” on its unaudited condensed consolidated balance sheets.
On November 26, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,102 at June 24, 2022) at the bank’s prevailing interest rate. The line of credit is due to expire on August 31, 2022. There were no borrowings outstanding under this line of credit as of June 24, 2022 and March 25, 2022.
On November 20, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $1,378 at June 24, 2022) at the bank’s prevailing interest rate. The line of credit is due to expire on June 30, 2023. There were no borrowings outstanding under this line of credit as of June 24, 2022 and March 25, 2022.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
11. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	June 24, 2022	March 25, 2022
Accrued management incentives	$31	$826
Accrued retirement	8,646	8,903
Accrued contingent consideration	2,600	2,800
Provision for uncertain tax positions (net)	2,779	2,757
Total	$14,056	$15,286
12. Retirement Plans
The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the benefit obligations) of its defined benefit pension plans in its unaudited condensed consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income, net of tax. These amounts will continue to be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. Further, actuarial gains and losses and prior service costs that arise in future periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will also be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. The Company uses a measurement date for its defined benefit pension plans and other postretirement benefit plans that is equivalent to its fiscal year-end.
Plan Descriptions
Non-U.S. Defined Benefit Plan
The Company, through its wholly owned subsidiary, Allegro MicroSystems Philippines, Inc. (“AMPI”), has a defined benefit pension plan, which is a noncontributory plan that covers substantially all employees of the respective subsidiary. The plan’s assets are invested in common trust funds, bonds and other debt instruments and stocks.
Effect on the unaudited statements of operations
Expense related to the non-United States (“U.S.”) defined benefit plan was as follows:

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Service cost	$328	$383
Interest cost	197	166
Expected return on plan assets	(78)	(79)
Amortization of prior service cost	(2)	—
Actuarial loss	21	53
Net periodic pension expense	$466	$523

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets as of June 24, 2022 and March 25, 2022, using the same three-level hierarchy of fair value inputs described in the significant accounting policies included in the Company’s 2022 Annual Report.

	Fair Value at June 24, 2022	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,834	$1,834	$—	$—
Unit investment trust fund	1,194	—	1,194	—
Loans	555	—	—	555
Bonds	607	—	607	—
Stocks and other investments	2,193	1,166	2	1,025
Total	$6,383	$3,000	$1,803	$1,580

	Fair Value at March 25, 2022	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,920	$1,920	$—	$—
Unit investment trust fund	1,165	—	1,165	—
Loans	553	—	—	553
Bonds	676	—	676	—
Stocks and other investments	2,783	1,716	2	1,065
Total	$7,097	$3,636	$1,843	$1,618
The following table shows the change in fair value of Level 3 plan assets for the three months ended June 24, 2022 and June 25, 2021:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 25, 2022	$553	$1,065
Additions during the year	171	—
Redemptions during the year	(152)	—
Revaluation of equity securities	4	—
Change in foreign currency exchange rates	(21)	(40)
Balance at June 24, 2022	$555	$1,025

Balance at March 26, 2021	$584	$1,133
Additions during the year	159	—
Redemptions during the year	(107)	—
Revaluation of equity securities	(1)	—
Change in foreign currency exchange rates	(2)	(3)
Balance at June 25, 2021	$633	$1,130
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
During the three months ended June 24, 2022 and June 25, 2021, the Company contributed approximately $372 and $353 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $1,546 to its non-U.S. pension plan in fiscal year 2023.
Other Defined Benefit Plans
In December 1993, the Company commenced with a rollover pension promise agreement (“Pension Promise”) to offer a then European employee an insured annuity upon their retirement at age 65. The employee was the only eligible participant of the Pension Promise. The impact associated with the expense and related other income with the Pension Promise was insignificant in fiscal years 2022 and 2021, respectively. The total values of the Pension Promise in the amounts of 684 and 661 British Pounds Sterling at June 24, 2022 and March 25, 2022, respectively (approximately $838 and $875 at June 24, 2022 and March 25, 2022, respectively), were classified with other in other assets, net and accrued retirement in other long-term liabilities in the Company’s unaudited condensed consolidated balance sheets.
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
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled approximately $1,430 and $1,256 for the three months ended June 24, 2022 and June 25, 2021, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $256 and $218 for the three months ended June 24, 2022 and June 25, 2021, respectively.
13. Commitments and Contingencies
Insurance
The Company, through its subsidiaries, utilizes self-insured employee health programs for employees in the United States. The Company records estimated liabilities for its self-insured health programs based on information provided by the third-party plan administrators, historical claims experience and expected costs of claims incurred but not reported. The Company monitors its estimated liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s unaudited condensed consolidated financial position and results of operations.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not recognized or incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at June 24, 2022 or March 25, 2022.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the unaudited condensed consolidated statements of operations during the period such determination was made. No significant environmental accruals were established at June 24, 2022 or March 25, 2022.
14. Net Income per Share
The following table sets forth the basic and diluted net income attributable to Allegro MicroSystems, Inc. per share.

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Net income attributable to Allegro MicroSystems, Inc.	$10,247	$27,669
Net income attributable to common stockholders	10,283	27,707
Basic weighted average shares of common stock	190,638,135	189,585,381
Dilutive effect of common stock equivalents	1,768,141	1,577,693
Diluted weighted average shares of common stock	192,406,276	191,163,074
Basic net income attributable to Allegro MicroSystems, Inc. per share	$0.05	$0.15
Basic net income attributable to common stockholders per share	$0.05	$0.15
Diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.05	$0.14
Diluted net income attributable to common stockholders per share	$0.05	$0.14
The computed net income per share for the three months ended June 24, 2022 and June 25, 2021 does not assume conversion of securities that would have an antidilutive effect on income per share. For the three months ended June 24, 2022 and June 25, 2021, there were 19,272 and 1,988 restricted share units (“RSUs”), respectively, excluded as conversion of such securities would have an antidilutive effect on income per share. For the three months ended June 24, 2022 and June 25, 2021, there were 46,991 and no performance share units (“PSUs”), respectively, excluded as conversion of such securities would have an antidilutive effect on income per share.
The following table represents issuable weighted average share information for the respective periods:

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Restricted stock units	668,259	820,221
Performance stock units	1,080,201	752,235
Employee stock purchase plan	19,681	5,237
Total	1,768,141	1,577,693
15. Common Stock and Stock-Based Compensation
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees over the related requisite service period, including PSUs, RSUs and restricted shares (all part of our equity incentive plan).

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
During the three months ended June 24, 2022 and June 25, 2021, the Company granted RSUs to employees of 1,959,952 and 894,876, respectively, with an estimated grant date fair value of $22.89 and $24.79, respectively. During the three months ended June 24, 2022 and June 25, 2021, 1,031,565 and 3,217 shares vested, respectively, and 120,270 and 28,152 shares were cancelled, respectively. Stock-based compensation expense related to non-vested awards not yet recorded at June 24, 2022 was $47,863, which is expected to be recognized over a weighted-average of 1.73 years.
PSUs are included at 87% - 200% of target goals. The intrinsic value of the PSU’s vested during the three months ended June 24, 2022 and June 25, 2021 was $27,002 and $30,490, respectively. A total of 855,916 and no shares vested during the three months ended June 24, 2022 and June 25, 2021, respectively. The total compensation cost related to non-vested awards not yet recorded at June 24, 2022 was $14,024, which is expected to be recognized over a weighted average of 1.52 years.
During the three months ended June 24, 2022 and June 25, 2021, 18,953 and 54,729 shares of the Company’s restricted common stock, respectively, vested. In addition, No shares and 9,757 shares, respectively, were forfeited, which reduced common stock outstanding during the same periods. The Company had 121,573 unvested shares of restricted common stock at June 24, 2022 with a weighted average grant date fair value of $14.00 and remaining vesting period of 0.82 years.
The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Cost of sales	$832	$528
Research and development	1,128	752
Selling, general and administrative	32,176	3,551
Total stock-based compensation	$34,136	$4,831
During the first fiscal quarter of 2023, the Company’s (former) President and Chief Executive Officer, Ravi Vig, provided notice of his retirement from the Company and its board of directors (the “Board”), effective June 13, 2022. Additionally, the Company entered into a second amended and restated severance agreement (the “Second A&R Severance Agreement”) with Mr. Vig that amended and restated the amended agreement from September 30, 2020. As provided for in the Second A&R Severance Agreement, the Company agreed, in addition to other cash-settled and health insurance-related compensation, to modifications to Mr. Vig’s stock-based compensation, including: (i) acceleration of the vesting of all unvested RSUs, (ii) modification of certain PSUs with performance conditions that had been achieved as of the retirement date to permit these awards to remain outstanding and eligible to vest in accordance with their terms, and (iii) the forfeiture of certain unvested PSUs with performance conditions that had not been achieved as of the retirement date and replacement thereof with new immediately vesting RSUs. The impact of these modifications on stock-based compensation expense was $26,349 for the three months ended June 24, 2022, which was recorded in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.
16. Income Taxes
The Company recorded the following tax provision in its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Provision for income taxes	$1,965	$4,263
Annual operating tax rate	16.3%	15.9%
Effective tax rate	16.0%	13.3%
The Company’s provision for income taxes is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
The Company is subject to tax in the U.S. and various foreign jurisdictions. The Company’s effective tax rate can fluctuate primarily based on: the mix of its U.S. and foreign income; the impact of discrete transactions; and the difference

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
between the amount of tax benefit generated by the foreign derived intangible income deduction (“FDII”) and research credits offset by the additional tax from the global intangible low-tax income.
The quarter ending June 25, 2021 effective tax rate was favorably impacted by one-time state tax refunds. Current year IRC Section 174 capitalization (“174 Capitalization”) resulted in increased U.S. taxable income and cash taxes: however, it also produced an additional FDII benefit of $9,000 with offsetting inclusions from Subpart F of $2,837. The net current year benefits of 174 Capitalization were offset by an increase in current year non-deductible executive compensation of approximately $6,721.
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
17. Related Party Transactions
Transactions involving Sanken
The Company sells products to, and purchases in-process products from, Sanken. As of June 24, 2022, Sanken held approximately 51.5% of the Company’s outstanding common stock.
Net sales of Company products to Sanken totaled $41,709 and $35,453 during the three months ended June 24, 2022 and June 25, 2021, respectively. Although certain costs are commingled, shared or allocated, cost of goods sold and gross margins attributable to related party sales are consistent with those of third-party customers. Trade accounts receivables, net of allowances from Sanken, totaled $30,081 and $27,256 as of June 24, 2022 and March 25, 2022, respectively. Other accounts receivable from Sanken totaled $28 and $104 as of June 24, 2022 and March 25, 2022, respectively.
Termination of Sanken Distribution Agreement
In May 2022, the Company entered into a letter of intent with Sanken to develop a plan to transition the supply chain and sales activity in Japan from Sanken to the Company. During the planning process, both parties will define the transition timeline and method for customer communication, supply chain transfer and sales coverage. The Company and Sanken will also define a method to continue engagement with Sanken on the support of select customers.
Transactions involving Polar Semiconductor, LLC (“PSL”)
The Company purchases in-process products from PSL. PSL is a subsidiary of Sanken, 70% owned by Sanken and 30% owned by the Company.
Purchases of various products from PSL totaled $14,671 and $13,380 for the three months ended June 24, 2022 and June 25, 2021, respectively. Accounts payable to PSL included in amounts due to related party totaled $4,704 and $5,222 as of June 24, 2022 and March 25, 2022, respectively.
On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising principal and interest accrued at 1.26% per annum, over a term of four years with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). In addition, PSL has the option of borrowing up to an additional $7,500 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). The loan funds will be used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of June 24, 2022, the outstanding balance of the PSL Promissory Notes was $7,031. During the three months ended June 24, 2022, PSL made a quarterly payment to AML of $500, which included $31 of interest income. On July 1, 2022, PSL made a quarterly payment to AML of $491, which included $22 of interest income.
During the first quarter of 2023, PSL informed the Company of its election to draw upon the Secondary PSL Loan. The Secondary PSL Loan was funded to PSL on July 1, 2022.
Sublease Agreement
In 2014, the Company, through one of its subsidiaries, entered into a sublease agreement with Sanken pursuant to which it subleases certain office building space in Japan from Sanken. The sublease automatically renews on an annual basis unless either party provides notice to the other party otherwise and can be terminated by either party upon providing six

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
months’ notice. The Company made aggregate payments of approximately $48 and $56 to Sanken under the sublease agreement during the three months ended June 24, 2022 and June 25, 2021, respectively.
Consulting Agreement
In September 2017 and prior to Reza Kazerounian becoming a member of the Board, the Company entered into a board executive advisor agreement, as amended in June 2018 (the “Consulting Agreement”), with Mr. Kazerounian, pursuant to which the Company engaged Mr. Kazerounian to serve as executive advisor to the Board and the office of Chief Executive Officer. The Consulting Agreement provides for a fee payable to Mr. Kazerounian on a monthly basis in exchange for his services. The Consulting Agreement provides that if Mr. Kazerounian is terminated by the Board, he will be entitled to a severance payment in the amount of $180. The Board and Mr. Kazerounian each have the right to terminate the Consulting Agreement at any time. During the three months ended June 24, 2022 and June 25, 2021, the Company paid aggregate fees of $72 and $56, respectively, to Mr. Kazerounian pursuant to the Consulting Agreement.
Employment Relationship
On June 20, 2022, the Board elected Kojiro Hatano to the Board as a class II director, to serve until the Company’s 2022 annual meeting of shareholders and until his successor is duly elected and qualified. Mr. Hatano was elected to the Board as a designee of Sanken pursuant to the Company’s Amended and Restated Stockholders Agreement, dated as of June 16, 2022. Mr. Hatano has served as Manager of Business Performance for the Company since January 2006. During the three months ended June 24, 2022 and June 25, 2021, Mr. Hatano received compensation, consisting of salary, benefits and reimbursement of living expenses of approximately $51 and $48, respectively, from the Company. This amount was partially reimbursed to the Company by Sanken.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended March 25, 2022, filed with the Securities and Exchange Commission (“SEC”) on May 18, 2022 (the “2022 Annual Report”).
In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part I, Item 1A. “Risk Factors” of our 2022 Annual Report and Part II. Item 1A. “Risk Factors” of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks such as in fiscal year 2023. All references to the three months ended June 24, 2022 and June 25, 2021 relate to the 13-week periods ended June 24, 2022 and June 25, 2021, respectively. All references to “2022,” “fiscal year 2022” or similar references relate to the 52-week period ended March 25, 2022.
Overview
Allegro MicroSystems, Inc., together with its consolidated subsidiaries (“AMI”, “we”, “us” or “our”) is a leading global designer, developer, manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling the most important emerging technologies in the automotive and industrial markets. We are a leading supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in automotive. We focus on providing complete IC solutions to sense, regulate and drive a variety of mechanical systems. This includes sensing the angular or linear position of a shaft or actuator, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently.
We are headquartered in Manchester, New Hampshire and have a global footprint with 17 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During the three months ended June 24, 2022 and June 25, 2021, we generated $217.8 million and $188.1 million in total net sales, respectively, with $10.3 million and $27.7 million in net income, respectively, and $66.7 million and $53.8 million in Adjusted EBITDA in such fiscal periods, respectively. For additional information regarding Adjusted EBITDA, a non-GAAP financial measure, please refer to “Non-GAAP Financial Measures” in this document.
Recent Initiatives to Improve Results of Operations
We implemented several initiatives during the fiscal year 2022 and into fiscal year 2023 designed to improve our operating results during those fiscal years and going forward.
We continue to implement initiatives to improve gross margins, which is calculated as gross profit divided by total net sales. Our gross margin improved from 50.0% in the first quarter of 2022 compared to 54.4% in the first quarter of 2023. This gross margin improvement was a result of our operational transformation, improved product mix of higher average selling prices (“ASPs”) on more value-added products, increased leverage of our distribution channel, and continued efficiency and leverage on higher volumes. We expect to continue to realize this lower level of cost of goods and improvements in operating income for the immediate future. Additionally, we will continue to leverage our facility to increase production where demand for our products warrants.
We have been successful in increasing our ASPs through a focus on feature-rich products and selective price increases. Increased ASPs and manufacturing efficiencies have allowed us to continue to improve gross margin in an environment of limited capacity at our suppliers and rising input costs. Limited supply and increased demand for many of our products and applications, as well as supply chain disruptions related to the COVID-19 pandemic, have contributed to input cost increases on the components needed to manufacture our products. We will continue to consider opportunities for strategic price increases and process efficiencies to offset input cost increases on the materials and supplies that we use in production.

With our efforts to leverage our fixed cost and operating margin improvements, we have attained efficiencies through cost structure improvements, streamlining of manufacturing and support processes, and further utilization of excess capacity. These manufacturing efficiencies allowed us to leverage higher volumes to keep pace with increasing demand across most of our applications, while reducing cost of goods sold and increasing the absorption of fixed costs. Although these initiatives have resulted in gross margin and operating income improvements over the previous quarters, we cannot ensure that these trends will continue over the long-term.
In May 2022, we entered into an agreement to acquire Heyday Integrated Circuits (“Heyday”), a privately held company specializing in compact, fully integrated isolated gate drivers that enable energy conversion in high-voltage gallium nitride and silicon carbide wide-bandgap semiconductor designs (the “Heyday Acquisition”). The Heyday Acquisition is expected to complement our existing solutions for energy efficiency, including our market-leading current sensor solutions. Additionally, it is expected to significantly expand Allegro’s addressable market for xEV, solar inverters, data center and 5G power supplies, and broad-market industrial applications. We are currently awaiting regulatory approval of the transaction, and we anticipate completion of the acquisition by the third quarter of fiscal 2023.
Other Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:
Inflation
Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several months has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.We have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices to pass through some of these higher costs to our customers; however, our ability to raise our selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our significant OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate sales can be lengthy, typically between two and four years. As a result, our future sales is highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary and pricing conditions, we expect the ASPs of our products to decline over time, and we consider design wins to be critical to our future success and anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.
Customer Demand, Orders and Forecasts
Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements, but these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. While historically we have permitted order cancellations for most customers, most of our current customer order backlog is noncancellable, which helps to mitigate our exposure to unforeseen order cancellations. However, cancellations of orders could still result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers exposes us to the risks of inventory shortages or excess inventory. We continue to see demand for our products exceed supply, and we are currently operating in an inflationary environment.

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
Cyclical Nature of the Semiconductor Industry
The semiconductor industry has historically been highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life-cycles and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate and facilities go underutilized. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production and productivity suffer and margins generally decline.
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
Cost of goods sold, gross profit and gross margin
Cost of goods sold consists primarily of costs of purchasing raw materials, costs associated with probe, assembly, testing and shipping our products, costs of personnel, including stock-based compensation, costs of equipment associated with manufacturing, procurement, planning and management of these processes, costs of depreciation and amortization, costs of logistics and quality assurance, and costs of royalties, value-added taxes, utilities, repairs and maintenance of equipment, and an allocated portion of our occupancy costs.
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
A significant portion of our costs is fixed, and, as a result, costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than required by our sales growth, our gross margin could be negatively affected. Gross margin is calculated as gross profit divided by total net sales.
Operating Expenses
Research and development (“R&D”) expenses
R&D expenses consist primarily of personnel-related costs of our research and development organization, including stock-based compensation, costs of development of wafers and masks, license fees for computer-aided design software, costs of development testing and evaluation, costs of developing automated test programs, equipment depreciation and related occupancy and equipment costs. While most of the costs incurred are for new product development, a significant portion of these costs is related to process technology development and proprietary package development. R&D expenses also include costs for technology development by external parties. We expect further increases in R&D expenses, in absolute dollars, as we continue the development of innovative technologies and processes for new product offerings, as well as increase the headcount of our R&D personnel in future years.
 Selling, General and Administrative (“SG&A”) expenses
SG&A expenses consist primarily of personnel-related costs, including stock-based compensation, and sales commissions to independent sales representatives, professional fees, including the costs of accounting, audit, legal, regulatory and tax compliance. Additionally, costs related to advertising, trade shows, corporate marketing, as well as an allocated portion of our occupancy costs, also comprise SG&A expenses.
We anticipate our selling and marketing expenses to increase in absolute terms as we expand our sales force and increase our sales and marketing activities.
Change in fair value of contingent consideration
The change in fair value of contingent consideration represents the gain recorded in the three months ended June 24, 2022 resulting from the adjustment in contingent consideration related to the acquisition of Voxtel, Inc. (“Voxtel”).
Interest expense, net
Interest expense, net is comprised of interest expense from term loan debt and credit facilities we maintain with various financial institutions. Current expense is partially mitigated by income earned on our cash and cash equivalents, consisting primarily of certain investments that have contractual maturities no greater than three months at the time of purchase.
Foreign currency transaction gain (loss)
We incur transaction gains and losses resulting from intercompany transactions as well as transactions with customers or vendors denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.
(Loss) income in earnings of equity investment
(Loss) income in earnings of equity investment is related to our equity investment in PSL.
Other, net
Other, net primarily consists of miscellaneous income and expense items unrelated to our core operations.
Income tax provision
Our provision for income taxes is based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
We are subject to tax in the U.S. and various foreign jurisdictions. Our effective income tax rate fluctuates primarily because of: the change in the mix of our U.S. and foreign income; the impact of discrete transactions and law changes; and the difference between the amount of tax benefits generated by the foreign derived intangible income deduction (“FDII”) and research credits, offset by the additional tax costs associated with global intangible low-tax income and non-deductible stock-based compensation charges.
Pursuant to impacts of the 2017 Tax Cuts and Jobs Act, beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over five and fifteen years, respectively (“174 Capitalization”). While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be reversed. Although our first quarter fiscal 2023 cash from operations was not materially impacted, if legislation is not passed and made effective retroactively, we estimate the impact of this legislative change will increase our annual cash taxes by $21.0 million and produce an increased FDII effective tax rate benefit. The actual impact of 174 Capitalization on cash taxes and the effective tax rate depends on if Congress passes additional legislation, whether such legislation is made effective retroactively, the amount of the research and development expenditures incurred by the Company during the fiscal year, and upon additional guidance the Internal Revenue Service (“IRS”) may issue related to this provision.
We regularly assess the likelihood of outcomes that could result from the examination of our tax returns by the IRS and other tax authorities to determine the adequacy of our income tax reserves and expense. Should actual events or results differ from our then-current expectations, charges or credits to our provision for income taxes may become necessary. Any such adjustments could have a significant effect on our results of operations.
Results of Operations
Three-Month Period Ended June 24, 2022 Compared to Three-Month Period Ended June 25, 2021
The following table summarizes our results of operations for the three-month periods ended June 24, 2022 and June 25, 2021.

	Three-Month Period Ended		Change
	June 24, 2022	June 25, 2021	$	%
	(Dollars in thousands)
Total net sales (1)	$217,753	$188,142	$29,611	15.7%
Cost of goods sold	99,379	93,982	5,397	5.7%
Gross profit	118,374	94,160	24,214	25.7%
Operating expenses:
Research and development	33,857	29,554	4,303	14.6%
Selling, general and administrative	69,980	32,064	37,916	118.3%
Change in fair value of contingent consideration	(200)	300	(500)	(166.7)%
Total operating expenses	103,637	61,918	41,719	67.4%
Operating income	14,737	32,242	(17,505)	(54.3)%
Other income (expense), net:
Interest expense, net	(120)	(345)	225	(65.2)%
Foreign currency transaction gain (loss)	1,924	(254)	2,178	(857.5)%
(Loss) income in earnings of equity investment	(864)	279	(1,143)	(409.7)%
Other, net	(3,429)	48	(3,477)	(7,243.8)%
Total other expense, net	(2,489)	(272)	(2,217)	815.1%
Income before income tax provision	12,248	31,970	(19,722)	(61.7)%
Income tax provision	1,965	4,263	(2,298)	(53.9)%
Net income	10,283	27,707	(17,424)	(62.9)%
Net income attributable to non-controlling interests	36	38	(2)	(5.3)%
Net income attributable to Allegro MicroSystems, Inc.	$10,247	$27,669	$(17,422)	(63.0)%
(1)Our total net sales for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
Total net sales	100.0%	100.0%
Cost of goods sold	45.6%	50.0%
Gross profit	54.4%	50.0%
Operating expenses:
Research and development	15.5%	15.7%
Selling, general and administrative	32.1%	17.0%
Change in fair value of contingent consideration	(0.1)%	0.2%
Total operating expenses	47.5%	32.9%
Operating income	6.9%	17.1%
Other income (expense), net:
Interest expense, net	(0.1)%	(0.2)%
Foreign currency transaction gain (loss)	0.9%	(0.2)%
(Loss) income in earnings of equity investment	(0.4)%	0.1%
Other, net	(1.6)%	0.1%
Total other expense, net	(1.2)%	(0.2)%
Income before income tax provision	5.7%	16.9%
Income tax provision	1.0%	2.3%
Net income	4.7%	14.6%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	4.7%	14.6%
Total net sales
Total net sales increased by $29.6 million, or 15.7%, to $217.8 million in the three-month period ended June 24, 2022 from $188.1 million in the three-month period ended June 25, 2021. This increase was primarily attributable to higher shipment of our data center, advanced driver assistance systems (“ADAS”), electrified vehicle (“xEV”), and computing applications.
Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	June 24, 2022	June 25, 2021	Amount	%
	(Dollars in thousands)
Automotive	$149,649	$133,523	$16,126	12.1%
Industrial	40,140	30,309	9,831	32.4%
Other	27,964	24,310	3,654	15.0%
Total net sales	$217,753	$188,142	$29,611	15.7%
The increase in net sales to our end markets was driven primarily by increases in automotive of $16.1 million, or 12.1%, industrial of $9.8 million, or 32.4%, and other of $3.7 million, or 15.0%.
Automotive net sales increased in the three-month period ended June 24, 2022 compared to the three-month period ended June 25, 2021, primarily due to higher demand for our ADAS and xEV applications.
Industrial net sales increased in the three-month period ended June 24, 2022 compared to the three-month period ended June 25, 2021, primarily due to increased demand in data center and Industry 4.0 applications.

Other net sales improved during the three-month period ended June 24, 2022 compared to the three-month period ended June 25, 2021, mainly due to increases in demand for certain computer products.
Sales Trends by Product
The following table summarizes net sales by product:

	Three-Month Period Ended		Change
	June 24, 2022	June 25, 2021	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$80,660	$66,672	$13,988	21.0%
Magnetic sensors (“MS”)	137,050	120,642	16,408	13.6%
Photonics	43	828	(785)	(94.8)%
Total net sales	$217,753	$188,142	$29,611	15.7%
The increase in net sales by product was driven by increases of $16.4 million, or 13.6%, in MS product sales and $14.0 million, or 21.0%, in PIC product sales, partially offset by a decrease of $0.8 million in Photonics sales.
Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	June 24, 2022	June 25, 2021	Amount	%
	(Dollars in thousands)
Americas:
United States	$28,391	$26,841	$1,550	5.8%
Other Americas	6,487	6,349	138	2.2%
EMEA:
Europe	35,333	34,751	582	1.7%
Asia:
Japan	41,709	35,453	6,256	17.6%
Greater China	55,116	42,779	12,337	28.8%
South Korea	20,979	21,933	(954)	(4.3)%
Other Asia	29,738	20,036	9,702	48.4%
Total net sales	$217,753	$188,142	$29,611	15.7%
Net sales increased across the majority of our geographic locations in the three-month period ended June 24, 2022 compared to the three-month period ended June 25, 2021, primarily due to content and market share gains, as demand for many of our products and applications continue to rise.
The increase in net sales of $12.3 million, or 28.8%, in Greater China related to higher automotive demand, primarily in our ADAS and xEV offerings. Other Asia experienced sales growth of $9.7 million, or 48.4%, mainly in our data center sector. Net sales in Japan grew $6.3 million, or 17.6%, which was primarily driven by higher demand for our safety, comfort and convenience, xEV and industrial applications. The increase in net sales in the United States of $1.6 million, or 5.8%, was primarily driven by content and market share gains in our ADAS applications.
Cost of goods sold, gross profit and gross margin
Cost of goods sold increased by $5.4 million, or 5.7%, to $99.4 million in the three-month period ended June 24, 2022 from $94.0 million in the three-month period ended June 25, 2021. The increase in cost of goods sold was primarily attributable to higher sales volume.
Gross profit increased by $24.2 million, or 25.7%, to $118.4 million in the three-month period ended June 24, 2022 from $94.2 million in the three-month period ended June 25, 2021. The increase in gross profit was driven by the $29.6 million increase in total net sales to all end markets discussed above, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by $4.3 million, or 14.6%, to $33.9 million in the three-month period ended June 24, 2022 from $29.6 million in the three-month period ended June 25, 2021. This increase was primarily due to a combined $3.8 million increase in personnel costs, including variable compensation costs, and general operating expenses and higher stock-based compensation expense of $0.4 million.
R&D expenses represented 15.5% of our total net sales for the three-month period ended June 24, 2022, a decrease from 15.7% of our total net sales for the three-month period ended June 25, 2021. This percentage decrease was primarily due to the growth in net sales in the three-month period ended June 24, 2022.
SG&A expenses
SG&A expenses increased by $38.0 million, or 118.3%, to $70.0 million in the three-month period ended June 24, 2022 from $32.1 million in the three-month period ended June 25, 2021. This increase was primarily due to an increase of $28.6 million in stock-based compensation expense, including accelerated expense from the retirement of our former chief executive officer of approximately $26.3 million, as well as higher personnel costs, including variable compensation costs, of $4.4 million and combined costs of $1.6 million comprised of professional fees and dues and subscription costs. In addition, we recognized $3.8 million of severance and other transition costs mainly due to the combined impacts of our recent changes in leadership.
SG&A expenses represented 32.1% of our total net sales for the three-month period ended June 24, 2022, an increase from 17.0% of our total net sales for the three-month period ended June 25, 2021. This percentage increase was primarily due to the impacts noted above, partially offset by growth in net sales in the three-month period ended June 24, 2022.
Interest expense, net
Interest expense, net was $0.1 million in the three-month period ended June 24, 2022 compared to $0.3 million in the three-month period ended June 25, 2021. The decrease in interest expense was primarily due to higher interest income received from a related party in the first quarter of 2023. The mandatory interest payments on the Term Loan Facility remained relatively consistent.
Foreign currency transaction gain (loss)
We recorded a foreign currency transaction gain of $1.9 million in the three-month period ended June 24, 2022 compared to a loss of $0.3 million in the three-month period ended June 25, 2021. The foreign currency transaction gains or losses recorded in each three-month period were primarily due to the realized and unrealized gains or losses from our UK location.
(Loss) income in earnings of equity investment
(Loss) income in earnings of equity investment reflected losses of $0.9 million and gains of $0.3 million in the three-month period ended June 24, 2022 and June 25, 2021, respectively, representing the earnings on our 30% investment in PSL.
Other, net
Other, net decreased by $3.5 million to a loss of more than $3.4 million in the three-month period ended June 24, 2022 from less than $0.1 million of gains in the three-month period ended June 25, 2021. The decrease in the three-month period ended June 24, 2022 was primarily due to $3.5 million of unrealized losses on marketable securities.
Income tax provision
Income tax expense and the effective income tax rate were $2.0 million, or 16.0%, and $4.3 million, or 13.3%, respectively, in the three-month period ended June 24, 2022 and June 25, 2021, respectively. The quarter ending June 25, 2021 effective tax rate was favorably impacted by one-time state tax refunds. Current year 174 Capitalization resulted in increased U.S. taxable income and cash taxes; however, it also produced an additional FDII benefit of $9.0 million with offsetting inclusions from Subpart F of $2.8 million. The net current year benefits of 174 Capitalization were offset by an increase in current year non-deductible executive compensation of approximately $6.7 million.
Non-GAAP Financial Measures
In addition to the measures presented in our consolidated financial statements, we regularly review other measures,

defined as non-GAAP financial measures by the SEC, to evaluate our business, measure our performance, identify trends, prepare financial forecasts and make strategic decisions. The key measures we consider are non-GAAP Gross Profit, non-GAAP Gross Margin, non-GAAP Operating Expenses, non-GAAP Operating Income, non-GAAP Operating Margin, non-GAAP Profit before Tax, non-GAAP Provision for Income Tax, non-GAAP Net Income, non-GAAP Net Earnings per Share, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin (collectively, the “Non-GAAP Financial Measures”). These Non-GAAP Financial Measures provide supplemental information regarding our operating performance on a non-GAAP basis that excludes certain gains, losses and charges of a non-cash nature or that occur relatively infrequently and/or that management considers to be unrelated to our core operations, and in the case of non-GAAP Provision for Income Tax, management believes that this non-GAAP measure of income taxes provides it with the ability to evaluate the non-GAAP Provision for Income Taxes across different reporting periods on a consistent basis, independent of special items and discrete items, which may vary in size and frequency. By presenting these Non-GAAP Financial Measures, we provide a basis for comparison of our business operations between periods by excluding items that we do not believe are indicative of our core operating performance, and we believe that investors’ understanding of our performance is enhanced by our presenting these Non-GAAP Financial Measures, as they provide a reasonable basis for comparing our ongoing results of operations. Management believes that tracking and presenting these Non-GAAP Financial Measures provides management and the investment community with valuable insight into matters such as: our ongoing core operations; our ability to generate cash to service our debt and fund our operations; and the underlying business trends that are affecting our performance. These Non-GAAP Financial Measures are used by both management and our board of directors, together with the comparable GAAP information, in evaluating our current performance and planning our future business activities. In particular, management finds it useful to exclude non-cash charges in order to better correlate our operating activities with our ability to generate cash from operations and to exclude certain cash charges as a means of more accurately predicting our liquidity requirements. We believe that these Non-GAAP Financial Measures, when used in conjunction with our GAAP financial information, also allow investors to better evaluate our financial performance in comparison to other periods and to other companies in our industry.
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
•certain measures do not reflect any cash requirements for such replacements; and
•other companies in our industry may calculate such measures differently than we do, thereby further limiting their usefulness as comparative measures.
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
•Stock-based compensation—Represents non-cash expenses arising from the grant of stock-based awards. A significant portion of the cost included in fiscal year 2023 related to retirement of our former CEO.
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
•COVID-19 related expenses—Represents expenses attributable to the COVID-19 pandemic primarily related to increased purchases of masks, gloves and other protective materials, and overtime premium compensation paid for maintaining 24-hour service at the AMPI Facility through fiscal year 2022.
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
•Transaction fees—Represents transaction-related legal and consulting fees incurred primarily in connection with (i) one-time transaction-related legal, consulting and registration fees related to a secondary offering on behalf of certain stockholders in fiscal 2022 and (ii) one-time transaction-related legal and consulting fees in fiscal 2023 and 2022 not related to (i).
•Severance—Represents (i) severance costs associated with the closing of the AMTC Facility and the transitioning of test and assembly functions to the AMPI Facility announced and initiated in fiscal year 2020, (ii) severance costs related to the discontinuation of one of our product lines manufactured by Voxtel in fiscal year 2022, and (iii) nonrecurring separation costs related to the departures of executive officers in fiscal years 2023 and 2022.
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
•(Loss) income in earnings of equity investment—Represents our equity method investment in PSL.
•Unrealized loss on investments—Represents mark-to-market adjustments on equity investments with readily determinable fair values.
Non-GAAP Profit before Tax, Non-GAAP Net Income, and Non-GAAP Basic and Diluted Earnings Per Share
We calculate non-GAAP Profit before Tax as Income before Income Taxes excluding the same items excluded above. We calculate non-GAAP Net Income as Net Income excluding the same items excluded above and also excluding the item below in applicable periods.

Non-GAAP Provision for Income Tax
In calculating non-GAAP Provision for Income Tax, we have added back the following to GAAP Income Tax Provision:
•Tax effect of adjustments to GAAP results—Represents the estimated income tax effect of the adjustments to non-GAAP Profit Before Tax described above and elimination of discrete tax adjustments.

	Three-Month Period Ended
	June 24, 2022	March 25, 2022	June 25, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Gross Profit

GAAP Gross Profit	$118,374	$109,603	$94,160

Voxtel inventory impairment	—	—	2,835
Stock-based compensation	832	1,184	528
AMTC Facility consolidation one-time costs	—	—	137
Amortization of acquisition-related intangible assets	273	273	273
COVID-19 related expenses	—	296	343
Total Non-GAAP Adjustments	$1,105	$1,753	$4,116

Non-GAAP Gross Profit	$119,479	$111,356	$98,276
Non-GAAP Gross Margin	54.9%	55.6%	52.2%

	Three-Month Period Ended
	June 24, 2022	March 25, 2022	June 25, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Operating Expenses

GAAP Operating Expenses	$103,637	$79,354	$61,918

Research and Development Expenses
GAAP Research and Development Expenses	33,857	32,432	29,554
Stock-based compensation	1,128	1,119	752
AMTC Facility consolidation one-time costs	—	—	2
COVID-19 related expenses	—	3	6
Transaction fees	202	5	—
Non-GAAP Research and Development Expenses	32,527	31,305	28,794

Selling, General and Administrative Expenses
GAAP Selling, General and Administrative Expenses	69,980	46,822	32,064
Stock-based compensation	32,176	12,598	3,551
AMTC Facility consolidation one-time costs	96	74	324
Amortization of acquisition-related intangible assets	22	22	29
COVID-19 related expenses	—	215	381
Transaction fees	1,597	384	23
Severance	4,186	—	168
Non-GAAP Selling, General and Administrative Expenses	31,903	33,529	27,588

Change in fair value of contingent consideration	(200)	100	300

Total Non-GAAP Adjustments	39,207	14,520	5,536

Non-GAAP Operating Expenses	$64,430	$64,834	$56,382

	Three-Month Period Ended
	June 24, 2022	March 25, 2022	June 25, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Operating Income

GAAP Operating Income	$14,737	$30,249	$32,242

Voxtel inventory impairment	—	—	2,835
Stock-based compensation	34,136	14,901	4,831
AMTC Facility consolidation one-time costs	96	74	463
Amortization of acquisition-related intangible assets	295	295	302
COVID-19 related expenses	—	514	730
Change in fair value of contingent consideration	(200)	100	300
Transaction fees	1,799	389	23
Severance	4,186	—	168
Total Non-GAAP Adjustments	$40,312	$16,273	$9,652

Non-GAAP Operating Income	$55,049	$46,522	$41,894
Non-GAAP Operating Margin (% of net sales)	25.3%	23.2%	22.3%

	Three-Month Period Ended
	June 24, 2022	March 25, 2022	June 25, 2021
	(Dollars in thousands)
Reconciliation of EBITDA and Adjusted EBITDA

GAAP Net Income	$10,283	$25,652	$27,707

Interest expense (income), net	120	(707)	345
Income tax provision	1,965	4,504	4,263
Depreciation & amortization	11,918	12,006	12,172
EBITDA	$24,286	$41,455	$44,487

Non-core (gain) loss on sale of equipment	(3)	1	(35)
Voxtel inventory impairment	—	—	2,835
Foreign currency translation (gain) loss	(1,924)	513	254
Loss (income) in earnings of equity investment	864	(215)	(279)
Unrealized loss on investments	3,486	760	—
Stock-based compensation	34,136	14,901	4,831
AMTC Facility consolidation one-time costs	96	74	463
COVID-19 related expenses	—	514	730
Change in fair value of contingent consideration	(200)	100	300
Transaction fees	1,799	389	23
Severance	4,186	—	168
Adjusted EBITDA	$66,726	$58,492	$53,777
Adjusted EBITDA Margin (% of net sales)	30.6%	29.2%	28.6%

	Three-Month Period Ended
	June 24, 2022	March 25, 2022	June 25, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Profit before Tax

GAAP Income before Tax Provision	$12,248	$30,156	$31,970

Non-core (gain) loss on sale of equipment	(3)	1	(35)
Voxtel inventory impairment	—	—	2,835
Foreign currency translation (gain) loss	(1,924)	513	254
Loss (income) in earnings of equity investment	864	(215)	(279)
Unrealized loss on investments	3,486	760	—
Stock-based compensation	34,136	14,901	4,831
AMTC Facility consolidation one-time costs	96	74	463
Amortization of acquisition-related intangible assets	295	295	302
COVID-19 related expenses	—	514	730
Change in fair value of contingent consideration	(200)	100	300
Transaction fees	1,799	389	23
Severance	4,186	—	168
Total Non-GAAP Adjustments	$42,735	$17,332	$9,592

Non-GAAP Profit before Tax	$54,983	$47,488	$41,562

	Three-Month Period Ended
	June 24, 2022	March 25, 2022	June 25, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Provision for Income Taxes

GAAP Income Tax Provision	$1,965	$4,504	$4,263
GAAP effective tax rate	16.0%	14.9%	13.3%

Tax effect of adjustments to GAAP results	5,900	2,817	2,091

Non-GAAP Provision for Income Taxes	$7,865	$7,321	$6,354
Non-GAAP effective tax rate	14.3%	15.4%	15.3%

	Three-Month Period Ended
	June 24, 2022	March 25, 2022	June 25, 2021
	(Dollars in thousands)
Reconciliation of Non-GAAP Net Income

GAAP Net Income	$10,283	$25,652	$27,707
GAAP Basic Earnings per Share	$0.05	$0.14	$0.15
GAAP Diluted Earnings per Share	$0.05	$0.13	$0.14

Non-core (gain) loss on sale of equipment	(3)	1	(35)
Voxtel inventory impairment	—	—	2,835
Foreign currency translation (gain) loss	(1,924)	513	254
Loss (income) in earnings of equity investment	864	(215)	(279)
Unrealized loss on investments	3,486	760	—
Stock-based compensation	34,136	14,901	4,831
AMTC Facility consolidation one-time costs	96	74	463
Amortization of acquisition-related intangible assets	295	295	302
COVID-19 related expenses	—	514	730
Change in fair value of contingent consideration	(200)	100	300
Transaction fees	1,799	389	23
Severance	4,186	—	168
Tax effect of adjustments to GAAP results	(5,900)	(2,817)	(2,091)

Non-GAAP Net Income	$47,118	$40,167	$35,208
Basic weighted average common shares	190,638,135	189,997,738	189,585,381
Diluted weighted average common shares	192,406,276	192,125,252	191,163,074
Non-GAAP Basic Earnings per Share	$0.25	$0.21	$0.19
Non-GAAP Diluted Earnings per Share	$0.24	$0.21	$0.18
Liquidity and Capital Resources
As of June 24, 2022, we had $286.6 million of cash and cash equivalents and $417.2 million of working capital compared to $282.4 million of cash and cash equivalents and $407.5 million of working capital as of March 25, 2022. Working capital is impacted by the timing and extent of our business needs.
Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2023 is to invest excess cash on hand to support our continued growth initiatives into select markets, planned capital expenditures and strategic arrangements, as well as consider potential acquisitions. As of June 24, 2022, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 17, “Commitments and Contingencies” to the Company’s 2022 Annual Report. Additionally, refer to Note 16, “Retirement Plans” to the Company’s 2022 Annual Report for more information related to the Company’s pension and defined contribution plans.

We believe that our existing cash will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all.
Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the three months ended June 24, 2022 and June 25, 2021:

	Three-Month Period Ended
	June 24, 2022	June 25, 2021
	(dollars in thousands)
Net cash provided by operating activities	$36,553	$38,495
Net cash used in investing activities	(14,389)	(15,346)
Net cash used in financing activities	(9,137)	—
Effect of exchange rate changes on cash and cash equivalents	(6,554)	2,608
Net increase in cash and cash equivalents and restricted cash	$6,473	$25,757
Operating Activities
Net cash provided by operating activities was $36.6 million in the three months ended June 24, 2022, resulting primarily from our net income of $10.3 million and noncash charges of $44.2 million, partially offset by a net decrease in operating assets and liabilities of $17.9 million. Net changes in operating assets and liabilities consisted of a $13.1 million increase in prepaid expenses, a $4.9 million increase in inventories, a $4.7 million increase in trade accounts receivable, net, and a $3.3 million decrease in net amounts due from related parties, partially offset by a $1.2 million increase in accrued expenses and other current and long-term liabilities, a $4.1 million increase in trade accounts payable and a $2.7 million decrease in other accounts receivable. The increase in prepaid expenses and other assets was primarily due to higher long-term deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth in fiscal 2023. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts from customers. The decrease in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in accrued expenses and other current and long-term liabilities was primarily the result of higher accrued income taxes and accrued personnel costs, partially offset by higher management incentive payments. Accounts payable increased mainly due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $2.6 million. The decrease in accounts receivable - other was primarily due to increased distributor sales year-over-year, as well as the timing of receipts from Sanken.
Net cash provided by operating activities was $38.5 million in the three months ended June 25, 2021, resulting primarily from our net income of $27.7 million and noncash charges of $17.5 million, partially offset by a net decrease in operating assets and liabilities of $6.7 million. Net changes in operating assets and liabilities consisted of a $10.0 million increase in trade accounts receivable, net, a $2.4 million decrease in accrued expenses and other current and long-term liabilities and a $3.0 million decrease in trade accounts payable, partially offset by a $5.1 million decrease in inventories, a $1.7 million decrease in prepaid expenses, and a $1.9 million increase in net amounts due from related parties. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts from customers. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of management incentive payments, partially offset by higher accrued personnel costs. Accounts payable decreased mainly due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $5.5 million. The decrease in inventories was primarily a result of the continued drawdown after building inventory up in prior periods to support anticipated sales growth and recovery from the COVID-19 pandemic. The decrease in prepaid expenses and other assets was primarily due to the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.
Investing Activities
Net cash used in investing activities primarily consists of purchases of property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment.
Net cash used in investing activities was $14.4 million in the three months ended June 24, 2022, consisting of purchases of property, plant and equipment.
Net cash used in investing activities was $15.3 million in the three months ended June 25, 2021, consisting of purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $9.1 million in the three months ended June 24, 2022, consisting of taxes related to the net settlement of equity awards, partially offset by proceeds received related to the quarterly payment from PSL on our related party loan.
There was no net cash used in financing activities in the three months ended June 25, 2021.
Debt Obligations
On September 30, 2020, we entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility due in 2027 (the “Term Loan Facility”). On September 30, 2020, we also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). As of June 24, 2022, we had $25.0 million in aggregate principal amount of debt outstanding under our Senior Secured Credit Facilities. There were no material changes in our debt obligations from those disclosed in our 2022 Annual Report.
AMPI Credit Facilities
Refer to Note 10, “Debt and Other Borrowings” for information regarding the line of credit agreements in our Philippine location.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2022 Annual Report. There have been no material changes in our critical accounting policies and estimates since March 25, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our exposures to market risk since March 25, 2022. For details on the Company’s interest rate, foreign currency exchange, and inflation risks, see “Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our 2022 Annual Report.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 24, 2022. Based on the evaluation of our disclosure controls and procedures as of June 24, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in claims and proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, is inherently uncertain. We are not currently party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.
Item 1A. Risk Factors.
The information presented below updates, and should be read in conjunction with, the risk factors in Part I, Item 1A. “Risk Factors” in the Company’s 2022 Annual Report. Except as presented below. There were no other significant changes in the Company’s risk factors during the quarter ended June 24, 2022.
Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several months has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit

10.1
Second Amended and Restated Severance Agreement, dated May 6, 2022, by and between Allegro MicroSystems, Inc. and Ravi Vig (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2022).*

10.2	Letter Agreement, dated May 6, 2022, between Allegro MicroSystems, Inc. and Ravi Vig (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2022).*

10.3
Employment Agreement, dated May 2, 2022, by and between Allegro MicroSystems, Inc. and Vineet Nargolwala (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 9, 2022).*

10.4	Separation Agreement and General Release, dated December 17, 2021, by and between Allegro MicroSystems, Inc. and Christopher Brown.*

10.5
Amended and Restated Stockholders Agreement of Allegro MicroSystems, Inc., dated as of June 16, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2022).

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

ALLEGRO MICROSYSTEMS, INC.

Date: August 1, 2022	By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President and Chief Executive Officer (principal executive officer)

Date: August 1, 2022	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)