Form 10-K/A
period 2022-03-25
ALLEGRO MICROSYSTEMS, INC.
filed 2022-08-29
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)
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
As of May 6, 2022, the registrant had 190,500,630 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2022 Annual Meeting of Stockholders filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended March 25, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

EXPLANATORY NOTE
This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the year ended March 25, 2022, originally filed by Allegro MicroSystems, Inc. (the “Company”) on May 18, 2022 (the “Original Annual Report”) is being filed for the sole purpose of correcting an immaterial error in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of Part III of the Original Annual Report (the “Item 12 Disclosure”). The Item 12 Disclosure in the Original Annual Report contained an incorrect number of securities remaining available for future issuance under equity compensation plans in the table and corresponding footnote. The Company has elected to correct the Item 12 Disclosure by filing this Amendment.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the Amendment, the Company’s Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). This Amendment does not include certifications under Section 906 of Sarbanes-Oxley because no financial statements are being filed with this Amendment.
With the exception of the foregoing, no other information in the Original Annual Report has been supplemented, updated or amended. This Amendment is not intended to amend or otherwise update other information in the Original Annual Report. Among other things, forward-looking statements made in the Original Annual Report have not been revised to reflect events, results or developments that have occurred or facts that have become known to the Company after the date of the Original Annual Report, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Annual Report and with the Company’s other filings made with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the Original Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required hereunder is incorporated herein by reference to our definitive proxy statement on Schedule 14A filed with the SEC on June 22, 2022, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.
Equity Compensation Plan Information
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of March 25, 2022:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights (a)[2]	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders[1]	2,656,090	—	14,568,569
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	2,656,090		14,568,569
1    As of March 25, 2022, there were 12,439,640 shares available for future issuance under the 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”), and 2,128,929 shares available under the 2020 ESPP.
2    As of March 25, 2022, there were 955,083 PSUs issued at target and 1,701,007 RSUs included in this amount.
3    No exercise price has been derived as a result of all derivatives issued being PSUs and RSUs.
Item 15. Exhibit and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements.
The following financial statements are included in this Form 10-K from page F-1 to page F-50:
Reports of Independent Public Accounting Firm (Grant Thornton LLP, Boston, Massachusetts, PCAOB ID Number 248)
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

10.33	Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on May 18, 2022)*

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

21.1	Subsidiaries of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on May 18, 2022)

23.1	Consent of Grant Thornton LLP (incorporated by reference from Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on May 18, 2022)

31.1
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on May 18, 2022)

31.2
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on May 18, 2022)

31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on May 18, 2022)**

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference from Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed on May 18, 2022)**

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date:	August 29, 2022	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Chief Financial Officer (Principal Financial and Accounting Officer)