Form 10-Q
period 2022-12-23
ALLEGRO MICROSYSTEMS, INC.
filed 2023-02-01
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2022
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
As of January 23, 2023, the registrant had 191,508,272 shares of common stock, $0.01 par value per share, outstanding.

TABLE OF CONTENTS

		Page

	Forward-Looking Statements	2
PART I.	Financial Information	4
Item 1.	Condensed Consolidated Financial Statements	4
	Condensed Consolidated Balance Sheets as of December 23, 2022 and March 25, 2022 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 23, 2022 and December 24, 2021 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended December 23, 2022 and December 24, 2021 (Unaudited)	6
	Condensed Consolidated Statements of Changes in Equity for the three- and nine-month periods ended December 23, 2022 and December 24, 2021 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 23, 2022 and December 24, 2021 (Unaudited)	9
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	Other Information	41
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		43

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 25, 2022, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 29, 2022 (as amended, the “2022 Annual Report”) as any such factors may be updated from time to time in our Quarterly Reports on Form 10-Q, and our other filings with the SEC. These risks and uncertainties include, but are not limited to:
•downturns or volatility in general economic conditions, including as a result of an economic recession or the lingering effects of the COVID-19 pandemic, particularly in the automotive market;
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

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	December 23, 2022	March 25, 2022
Assets
Current assets:
Cash and cash equivalents	$334,306	$282,383
Restricted cash	9,822	7,416
Trade accounts receivable, net of provision for expected credit losses of $147 and $105 at December 23, 2022 and March 25, 2022, respectively	97,225	87,359
Trade and other accounts receivable due from related party	31,070	27,360
Accounts receivable – other	2,169	4,144
Inventories	119,580	86,160
Prepaid expenses and other current assets	22,030	14,995
Current portion of related party note receivable	3,750	1,875
Total current assets	619,952	511,692
Property, plant and equipment, net	232,076	210,028
Operating lease right-of-use assets	14,740	16,049
Deferred income tax assets	46,262	17,967
Goodwill	28,230	20,009
Intangible assets, net	53,130	35,970
Related party note receivable, less current portion	9,375	5,625
Equity investment in related party	27,968	27,671
Other assets	52,332	47,609
Total assets	$1,084,065	$892,620
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$49,945	$29,836
Amounts due to related party	5,659	5,222
Accrued expenses and other current liabilities	77,796	65,459
Current portion of operating lease liabilities	3,828	3,706
Total current liabilities	137,228	104,223
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	11,358	12,748
Deferred income tax liabilities	4,438	—
Other long-term liabilities	11,485	15,286
Total liabilities	189,509	157,257
Commitments and contingencies (Note 14)
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at December 23, 2022 and March 25, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 191,435,869 shares issued and outstanding at December 23, 2022; 1,000,000,000 shares authorized, 190,473,595 issued and outstanding at March 25, 2022	1,914	1,905
Additional paid-in capital	667,908	627,792
Retained earnings	248,338	122,958
Accumulated other comprehensive loss	(24,781)	(18,448)
Equity attributable to Allegro MicroSystems, Inc.	893,379	734,207
Non-controlling interests	1,177	1,156
Total stockholders’ equity	894,556	735,363
Total liabilities, non-controlling interest and stockholders’ equity	$1,084,065	$892,620
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Net sales	$203,672	$147,168	$572,356	$456,302
Net sales to related party	45,117	39,461	131,852	112,079
Total net sales	248,789	186,629	704,208	568,381
Cost of goods sold	84,776	66,675	247,805	214,811
Cost of goods sold to related party	21,419	18,789	63,413	55,713
Gross profit	142,594	101,165	392,990	297,857
Operating expenses:
Research and development	39,593	30,297	109,017	89,441
Selling, general and administrative	37,373	37,963	146,470	104,115
Change in fair value of contingent consideration	—	(2,700)	(2,700)	(2,100)
Total operating expenses	76,966	65,560	252,787	191,456
Operating income	65,628	35,605	140,203	106,401
Other income (expense):
Interest expense	(613)	(427)	(1,581)	(2,081)
Interest income	360	158	1,144	317
Foreign currency transaction gain (loss)	407	(3)	2,597	(55)
Income in earnings of equity investment	2,190	287	297	792
Other, net	4,119	3,634	765	5,216
Income before income taxes	72,091	39,254	143,425	110,590
Income tax provision	7,540	6,281	17,943	16,687
Net income	64,551	32,973	125,482	93,903
Net income attributable to non-controlling interests	32	37	102	112
Net income attributable to Allegro MicroSystems, Inc.	$64,519	$32,936	$125,380	$93,791
Net income attributable to Allegro MicroSystems, Inc. per share:
Basic	$0.34	$0.17	$0.66	$0.49
Diluted	$0.33	$0.17	$0.65	$0.49
Weighted average shares outstanding:
Basic	191,328,538	189,736,901	191,082,141	189,665,324
Diluted	193,935,908	192,068,222	193,100,762	191,678,951
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Net income	$64,551	$32,973	$125,482	$93,903
Net income attributable to non-controlling interest	32	37	102	112
Net income attributable to Allegro MicroSystems, Inc.	64,519	32,936	125,380	93,791
Other comprehensive loss (gain):
Foreign currency translation adjustment	8,303	(1,306)	(6,414)	(4,873)
Comprehensive income	72,822	31,630	$118,966	$88,918
Other comprehensive (gain) loss attributable to non-controlling interest	(56)	(3)	81	61
Comprehensive income attributable to Allegro MicroSystems, Inc.	$72,766	$31,627	$119,047	$88,979
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 24, 2021	—	$—	189,702,550	$1,897	$604,488	$64,406	$(15,368)	$1,130	$656,553
Net income	—	—	—	—	—	32,936	—	37	32,973
Stock-based compensation, net of forfeitures	—	—	94,595	1	7,618	—	—	—	7,619
Foreign currency translation adjustment	—	—	—	—	—	—	(1,309)	3	(1,306)
Balance at December 24, 2021	—	$—	189,797,145	$1,898	$612,106	$97,342	$(16,677)	$1,170	$695,839

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at September 23, 2022	—	$—	191,308,141	$1,913	$662,082	$183,819	$(33,028)	$1,089	$815,875
Net income	—	—	—	—	—	64,519	—	32	64,551
Stock-based compensation, net of forfeitures	—	—	127,728	1	8,862	—	—	—	8,863
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(3,036)	—	—	—	(3,036)
Foreign currency translation adjustment	—	—	—	—	—	—	8,247	56	8,303
Balance at December 23, 2022	—	$—	191,435,869	$1,914	$667,908	$248,338	$(24,781)	$1,177	$894,556

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - continued
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 26, 2021	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
Net income	—	—	—	—	—	93,791	—	112	93,903
Employee stock purchase plan issuances	—	—	59,563	—	1,291	—	—	—	1,291
Stock-based compensation, net of forfeitures	—	—	149,421	2	18,645	—	—	—	18,647
Foreign currency translation adjustment	—	—	—	—	—	—	(4,812)	(61)	(4,873)
Balance at December 24, 2021	—	$—	189,797,145	$1,898	$612,106	$97,342	$(16,677)	$1,170	$695,839

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 25, 2022	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
Net income	—	—	—	—	—	125,380	—	102	125,482
Employee stock purchase plan issuances	—	—	89,454	1	1,572	—	—	—	1,573
Stock-based compensation, net of forfeitures	—	—	872,820	8	51,186	—	—	—	51,194
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(12,642)	—	—	—	(12,642)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,333)	(81)	(6,414)
Balance at December 23, 2022	—	$—	191,435,869	$1,914	$667,908	$248,338	$(24,781)	$1,177	$894,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine-Month Period Ended
	December 23, 2022	December 24, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,482	$93,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,705	36,522
Amortization of deferred financing costs	74	75
Deferred income taxes	(28,387)	(3,061)
Stock-based compensation	51,242	18,647
Loss (gain) on disposal of assets	287	(349)
Change in fair value of contingent consideration	(2,700)	(2,100)
Provisions for inventory and receivables reserves	1,744	4,787
Unrealized loss (gain) on marketable securities	5	(4,482)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,894)	(6,133)
Accounts receivable - other	2,000	(9)
Inventories	(39,136)	3,251
Prepaid expenses and other assets	(17,761)	(11,870)
Trade accounts payable	19,553	2,026
Due to/from related parties	(3,273)	(2,775)
Accrued expenses and other current and long-term liabilities	5,717	(9,874)
Net cash provided by operating activities	145,658	118,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(49,563)	(55,792)
Acquisition of business, net of cash acquired	(19,728)	(12,549)
Proceeds from sales of property, plant and equipment	—	27,407
Investments in marketable securities	—	(9,189)
Net cash used in investing activities	(69,291)	(50,123)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans made to related party	(7,500)	(7,500)
Receipts on related party notes receivable	1,875	—
Payments for taxes related to net share settlement of equity awards	(12,642)	—
Proceeds from issuance of common stock under employee stock purchase plan	1,573	1,291
Net cash used in financing activities	(16,694)	(6,209)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(5,344)	604
Net increase in Cash and cash equivalents and Restricted cash	54,329	62,830
Cash and cash equivalents and Restricted cash at beginning of period	289,799	203,875
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$344,128	$266,705
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$282,383	$197,214
Restricted cash at beginning of period	7,416	6,661
Cash and cash equivalents and Restricted cash at beginning of period	$289,799	$203,875
Cash and cash equivalents at end of period	334,306	259,208
Restricted cash at end of period	9,822	7,497
Cash and cash equivalents and Restricted cash at end of period	$344,128	$266,705
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash transactions:
Property, plant and equipment purchases included in trade accounts payable	$(2,462)	$(4,934)
Noncash lease liabilities arising from obtaining right-of-use assets	1,926	1,906
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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 25, 2022 filed with the SEC on May 18, 2022, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 29, 2022 (as amended, the “2022 Annual Report”). In the opinion of the Company’s management, the financial statements for the interim periods presented reflects all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
Financial Periods
The Company’s third quarter three-month period is a 13-week period. The Company’s third quarter of fiscal 2023 ended December 23, 2022, and the Company’s third quarter of fiscal 2022 ended December 24, 2021.
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
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions, that management believes are of a high credit quality. To manage credit risk related to accounts receivables, the Company evaluates the creditworthiness of its customers and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any significant credit losses during the prior two years.
As of December 23, 2022 and March 25, 2022, Sanken Electric Co., Ltd. (“Sanken”) accounted for 24.1% and 23.8% of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, as of those dates.
For the three- and nine-month periods ended December 23, 2022, Sanken accounted for 18.1% and 18.7% of total net sales, respectively. For the three- and nine-month periods ended December 24, 2021, Sanken accounted for 21.1% and 19.7% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for the three- and nine-month

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
periods ended December 23, 2022 and December 24, 2021. See Note 18, “Related Party Transactions” for a discussion of the Transition Agreement (as defined below) between Sanken and the Company to transition the marketing and sale of the Company’s products in Japan from Sanken to the Company during the twelve-month transition period beginning on September 29, 2022.
During the three-month period ended December 23, 2022, sales to customers located outside of the United States accounted for, in the aggregate, 86.5% of the Company’s total net sales, with Greater China accounting for 25.8%, Japan accounting for 18.1% and South Korea accounting for 10.3%. During the nine-month period ended December 23, 2022, sales to customers located outside of the United States accounted for, in the aggregate, 87.6% of the Company’s total net sales, with Greater China accounting for 25.9% and Japan accounting for 18.7%. No other country accounted for greater than 10% of total net sales for the three- and nine-month periods ended December 23, 2022.
During the three-month period ended December 24, 2021, sales to customers located outside of the United States, in the aggregate, accounted for 85.9% of the Company’s total net sales, with Greater China accounting for 26.1%, Japan accounting for 21.1% and South Korea accounting for 10.7%. During the nine-month period ended December 24, 2021, sales to customers located outside of the United States, in the aggregate, accounted for 85.8% of the Company’s total net sales, with Greater China accounting for 25.0%, Japan accounting for 19.7% and South Korea accounting for 10.8%. No other country accounted for greater than 10% of total net sales for the three- and nine-month periods ended December 24, 2021.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided temporary relief when transitioning from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or another applicable rate during the original transition period ending on December 31, 2022. In March 2021, the UK Financial Conduct Authority (the “FCA”) announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. In light of this development, the FASB issued this update to defer the sunset date of Topic 848 from December 31, 2022, to December 31,

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company does not anticipate this new guidance to have a material impact on its financial position, results of operations, cash flows, or related disclosures.
3. Heyday Acquisition
On September 1, 2022, the Company completed its purchase of all of the equity interests in Heyday Integrated Circuits (“Heyday”), a privately held company specializing in compact, fully integrated isolated gate drivers that enable energy conversion in high-voltage gallium nitride and silicon carbide wide-bandgap semiconductor designs (the “Heyday Acquisition”). The Heyday Acquisition was undertaken to bring together Heyday’s isolated gate drivers and the Company’s isolated current sensors to enable potential development and commercialization of small high-voltage and high-efficiency power systems. Additionally, this acquisition is expected to increase the Company’s addressable market for electric vehicles (“xEV”), solar inverters, data center and 5G power supplies, and broad-market industrial applications. The total preliminary purchase price, as updated for measurement period adjustments, was $20,501, consisting of cash consideration paid directly to the owners of Heyday and paid on their behalf for the settlement of certain outstanding debts and other obligations.
The Heyday Acquisition was accounted for as a business combination, and the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the date of acquisition. The allocation of purchase consideration to assets and liabilities is not yet finalized. The preliminary allocation of the purchase price was based upon a preliminary valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). The primary areas of the preliminary purchase price allocation that are not yet finalized are the working capital settlement, finalization of our review of the estimates and assumptions included in the valuation reports, determination of the tax basis of certain assets and liabilities and certain tax carry forwards, and residual goodwill. During the three-month period ended December 23, 2022, the Company recorded measurement period adjustments to various accounts resulting in a decrease in goodwill of $450. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, updated for the measurement period adjustments above:

As of September 1, 2022
Cash	$324
Property and equipment	16
Completed technology	15,100
In-process research and development	1,600
Assets acquired	$17,040
Current liabilities assumed	(282)
Net deferred tax liability	(4,036)
Net assets acquired	$12,722
Total estimated fair value of consideration	(20,501)
Goodwill	$7,779
The significant intangible assets identified in the preliminary purchase price allocation consisted of completed technology and in-process research and development. Completed technology assets will be amortized over an estimated useful life of 12 years. The acquired in-process research and development costs was determined to have an indefinite useful life.
Amortization of completed technology is included within cost of goods sold and consists of PowerThru technology that accomplishes gate driver power and signal transmission through an integrated transformer, reducing the size and complexity of the gate drive solution. The in-process research and development assets represent efforts to expand the power capability of these gate drivers for wide-bandgap semiconductor technology. To value the completed technology and the in-process research and development assets, the Company utilized the income approach, specifically a discounted cash-flow method known as the multi-period excess earnings method.
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
The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the acquisition and using assumptions that the Company’s management believes are reasonable given the information available as of the date of the Heyday Acquisition. The final allocation of the purchase price may differ materially from the information presented in these condensed consolidated financial statements. Any changes to the preliminary estimates of the fair value of the assets acquired and liabilities assumed will be recorded as adjustments to those assets and liabilities, and residual amounts will be allocated to goodwill.
The revenues and income before income taxes from the Heyday Acquisition were immaterial to the Company’s consolidated results for the three- and nine-month periods ended December 23, 2022. The Company has not presented pro forma results of operations for the Heyday Acquisition because it is not material to the Company’s consolidated results of operations, financial position, or cash flows.
4. Revenue from Contracts with Customers
The Company generates revenue from the sale of magnetic sensor integrated circuits (“ICs”) and application-specific analog power semiconductors. The following tables summarize net sales disaggregated by application, by product and by geography for the three- and nine-month periods ended December 23, 2022 and December 24, 2021. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.
Net sales by application:

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Automotive	$170,107	$130,797	$477,154	$390,351
Industrial	51,014	31,903	139,330	98,533
Other	27,668	23,929	87,724	79,497
Total net sales	$248,789	$186,629	$704,208	$568,381
Net sales by product:

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Power integrated circuits	$94,513	$62,859	$272,500	$195,054
Magnetic sensors and other	154,276	123,770	431,708	373,327
Total net sales	$248,789	$186,629	$704,208	$568,381

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales by geography:

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Americas:
United States	$33,613	$26,228	$87,135	$80,854
Other Americas	6,473	4,921	20,204	16,697
EMEA:
Europe	39,650	29,891	115,693	97,108
Asia:
Japan	45,117	39,461	131,852	112,079
Greater China	64,305	48,696	182,624	142,158
South Korea	25,504	19,935	67,414	61,614
Other Asia	34,127	17,497	99,286	57,871
Total net sales	$248,789	$186,629	$704,208	$568,381
The Company recognizes sales net of returns, credits issued, price protection adjustments and stock rotation rights. In addition, the Company recognizes expected credit losses on trade accounts receivable as bad debt expense in the unaudited statements of operations. At December 23, 2022 and March 25, 2022, these combined adjustments were $18,896 and $14,924, respectively, and were netted against trade accounts receivable in the unaudited condensed consolidated balance sheets. These amounts represent charges of $3,972 and $602 for the nine-month periods ended December 23, 2022 and December 24, 2021, respectively.
Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.
5. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of December 23, 2022 and March 25, 2022, measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurement at December 23, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$172,518	$—	$—	$172,518
Restricted cash:
Money market fund deposits	9,822	—	—	9,822
Other assets (long-term):
Investments in marketable securities	$12,144	$—	$—	$12,144
Total assets	$194,484	$—	$—	$194,484
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$100	$100
Total liabilities	$—	$—	$100	$100

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Fair Value Measurement at March 25, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,927	$—	$—	$16,927
Restricted cash:
Money market fund deposits	7,416	—	—	7,416
Other assets (long-term):
Investments in marketable securities	12,346	—	—	12,346
Total assets	$36,689	$—	$—	$36,689
Liabilities:
Other long-term liabilities:
Contingent consideration	—	—	2,800	2,800
Total liabilities	$—	$—	$2,800	$2,800
The following table represents the unrealized gains and losses on investments in marketable securities held with a readily determinable fair value for the nine-month periods ended December 23, 2022 and December 24, 2021:

	Nine-Month Period Ended
	December 23, 2022	December 24, 2021
Net (losses) gains recognized during the period on equity securities	$(5)	$4,482
Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(5)	$4,482
In addition to the unrealized losses and gains in the table above, the change in fair value of the equity securities was impacted by unrealized foreign currency exchange losses of $197 and $278 for the nine-month periods ended December 23, 2022 and December 24, 2021, respectively.
The following table shows the change in fair value of Level 3 contingent consideration in connection with the fiscal year 2021 purchase of Voxtel, Inc. (“Voxtel”), a privately held technology company located in Beaverton, Oregon that develops, manufactures and supplies photonic and advanced 3D imaging technologies (the “Voxtel Acquisition”), for the nine-month periods ended December 23, 2022 and December 24, 2021:

Level 3 Contingent Consideration
Balance at March 25, 2022	$2,800
Change in fair value of contingent consideration	(2,700)
Balance at December 23, 2022	$100

Balance at March 26, 2021	$4,800
Change in fair value of contingent consideration	(2,100)
Balance at December 24, 2021	$2,700
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments which are the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 13, “Retirement Plans.”
During the nine-month periods ended December 23, 2022 and December 24, 2021, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
6. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	December 23, 2022	March 25, 2022
Trade accounts receivable	$147,023	$129,539
Less:
Provision for expected credit losses	(147)	(105)
Returns and sales allowances	(18,749)	(14,819)
Related party trade accounts receivable	(30,902)	(27,256)
Total	$97,225	$87,359
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
Changes in the Company’s expected credit losses and returns and sales allowances were as follows:

Description	Provision for Expected Credit Losses	Returns and Sales Allowances	Total
Balance at March 25, 2022	$105	$14,819	$14,924
Charged to costs and expenses or revenue	42	78,737	78,779
Write-offs, net of recoveries	—	(74,807)	(74,807)
Balance at December 23, 2022	$147	$18,749	$18,896

Balance at March 26, 2021	$138	$15,274	$15,412
Charged to costs and expenses or revenue	(68)	114,047	113,979
Write-offs, net of recoveries	—	(113,377)	(113,377)
Balance at December 24, 2021	$70	$15,944	$16,014
7. Inventories
Inventories include material, labor and overhead and consisted of the following:

	December 23, 2022	March 25, 2022
Raw materials and supplies	$14,939	$11,941
Work in process	75,672	55,855
Finished goods	28,969	18,364
Total	$119,580	$86,160
The Company recorded inventory write-offs totaling $654 and $5,716 for the three- and nine-month periods ended December 23, 2022, respectively, and $348 and $5,389 for the three- and nine-month periods ended December 24, 2021, respectively.
The Company discontinued a product line manufactured by Voxtel and subsequently recognized impairment charges, which represented much of the increase in inventory provisions, for the related inventory of none and $3,106 for the three- and nine-month periods ended December 24, 2021, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
8. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	December 23, 2022	March 25, 2022
Land	$15,244	$15,775
Buildings, building improvements and leasehold improvements	60,555	59,816
Machinery and equipment	584,800	542,745
Office equipment	6,075	6,247
Construction in progress	32,188	22,428
Total	698,862	647,011
Less accumulated depreciation	(466,786)	(436,983)
Total	$232,076	$210,028
Total depreciation expense amounted to $11,128 and $32,958 for the three- and nine-month periods ended December 23, 2022, respectively, and $10,893 and $33,235 for the three- and nine-month periods ended December 24, 2021, respectively.
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company’s long-lived assets, net, based on physical location of the assets, as of December 23, 2022 and March 25, 2022 are as follows:

	December 23, 2022	March 25, 2022
United States	$36,706	$35,221
Philippines	187,508	167,488
Other	9,395	7,746
Total	$233,609	$210,455
Amortization of prepaid tooling costs amounted to $32 and $97 for the three- and nine-month periods ended December 23, 2022, respectively, and $31 and $97 for the three- and nine-month periods ended December 24, 2021, respectively.
9. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 25, 2022	$20,009
Goodwill arising from acquisitions	8,229
Measurement period adjustments	(450)
Foreign currency translation	442
Balance at December 23, 2022	$28,230

Balance at March 26, 2021	$20,106
Foreign currency translation	(63)
Balance at December 24, 2021	$20,043

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Intangible assets, net is as follows:

	December 23, 2022
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$39,473	$17,452	$22,021	10 years
Customer relationships	6,837	6,656	181	9 years
Process technology	29,148	3,007	26,141	12 years
Indefinite-lived and legacy process technology	5,750	1,650	4,100
Trademarks	200	94	106	5 years
Legacy trademarks	640	59	581
Other	32	32	—
Total	$82,080	$28,950	$53,130

	March 25, 2022
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$36,577	$15,304	$21,273	10 years
Customer relationships	6,582	6,348	234	9 years
Process technology	13,100	1,742	11,358	12 years
Indefinite-lived and legacy process technology	4,050	1,650	2,400
Trademarks	200	64	136	5 years
Legacy trademarks	627	58	569
Other	32	32	—
Total	$61,168	$25,198	$35,970
Intangible assets amortization expense was $1,420 and $3,650 for the three- and nine-month periods ended December 23, 2022, respectively, and $1,087 and $3,190 for the three- and nine-month periods ended December 24, 2021, respectively.
As of December 23, 2022, annual amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

Remainder of 2023	$1,074
2024	3,989
2025	3,704
2026	3,415
2027	3,081
Thereafter	33,186
Total	$48,449

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
10. Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities is as follows:

	December 23, 2022	March 25, 2022
Accrued management incentives	$30,095	$33,607
Accrued salaries and wages	19,167	14,699
Accrued warranty costs	3,312	541
Accrued vacation	8,172	5,715
Accrued professional fees	4,491	1,252
Accrued income taxes	3,687	1,831
Other current liabilities	8,872	7,814
Total	$77,796	$65,459
11. Debt and Other Borrowings
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in fiscal 2028 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Company’s outstanding borrowings bore an interest rate of 7.82% at December 23, 2022. As of both December 23, 2022 and March 25, 2022, the Company had $25,000 outstanding under the Term Loan Facility and had not borrowed on the Revolving Credit Facility. As of December 23, 2022 and March 25, 2022, the unamortized portion of the deferred financing costs associated with the Revolving Credit Facility was $74 and $149, respectively, and the related short-term and long-term portions were classified within “Prepaid expenses and other current assets” and “Other assets, net” on its unaudited condensed consolidated balance sheets.
On November 26, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum borrowing capacity of 60,000 Philippine pesos (approximately $1,088 at December 23, 2022) at the bank’s prevailing interest rate. The line of credit is due to expire on August 31, 2023. There were no borrowings outstanding under this line of credit as of December 23, 2022 and March 25, 2022.
On November 20, 2019, the Company, through its subsidiaries, entered into a line of credit agreement with a financial institution that provides for a maximum capacity of 75,000 Philippine pesos (approximately $1,360 at December 23, 2022) at the bank’s prevailing interest rate. The line of credit is due to expire on June 30, 2023. There were no borrowings outstanding under this line of credit as of December 23, 2022 and March 25, 2022.
12. Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	December 23, 2022	March 25, 2022
Accrued retirement	$8,509	$8,903
Provision for uncertain tax positions	2,795	2,757
Other long-term liabilities	181	3,626
Total	$11,485	$15,286
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
Effect on the unaudited statements of operations
Expense related to the non-United States (“U.S.”) defined benefit plan was as follows:

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Service cost	$297	$365	$932	$1,119
Interest cost	179	158	561	485
Expected return on plan assets	(71)	(75)	(222)	(230)
Amortization of prior service cost	(2)	1	(6)	1
Actuarial loss	20	51	60	156
Net periodic pension expense	$423	$500	$1,325	$1,531
Information on Plan Assets
The table below sets forth the fair value of the non-U.S. defined benefit plan’s assets as of December 23, 2022 and March 25, 2022, using the same three-level hierarchy of fair value inputs described in the significant accounting policies included in the Company’s 2022 Annual Report.

	Fair Value at December 23, 2022	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$2,104	$2,104	$—	$—
Unit investment trust fund	1,180	—	1,180	—
Loans	578	—	—	578
Bonds	677	—	677	—
Stocks and other investments	2,414	1,323	3	1,088
Total	$6,953	$3,427	$1,860	$1,666

	Fair Value at March 25, 2022	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,920	$1,920	$—	$—
Unit investment trust fund	1,165	—	1,165	—
Loans	553	—	—	553
Bonds	676	—	676	—
Stocks and other investments	2,783	1,716	2	1,065
Total	$7,097	$3,636	$1,843	$1,618

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following table shows the change in fair value of Level 3 plan assets for the nine-month periods ended December 23, 2022 and December 24, 2021:

	Level 3 Non-U.S. Defined Benefit Plan Assets
	Loans	Stocks
Balance at March 25, 2022	$553	$1,065
Additions during the year	328	—
Redemptions during the year	(280)	—
Revaluation of equity securities	4	75
Change in foreign currency exchange rates	(27)	(52)
Balance at December 23, 2022	$578	$1,088

Balance at March 26, 2021	$584	$1,133
Additions during the year	308	—
Redemptions during the year	(289)	—
Revaluation of equity securities	(5)	13
Change in foreign currency exchange rates	(20)	(34)
Balance at December 24, 2021	$578	$1,112
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
During the three- and nine-month periods ended December 23, 2022, the Company contributed approximately $403 and $1,102 to its non-U.S. pension plan, respectively. During the three- and nine-month periods ended December 24, 2021, the Company contributed approximately $344 and $1,040 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $1,546 to its non-U.S. pension plan in fiscal year 2023.
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
Eligible AML U.S. employees may contribute up to 50% of their pretax compensation to a defined contribution plan, subject to certain limitations, and AML may match, at its discretion, 100% of the participants’ pretax contributions, up to a maximum of 5% of their eligible compensation. Matching contributions by AML totaled approximately $917 and $3,399 for the three- and nine-month periods ended December 23, 2022, respectively, and approximately $665 and $3,000 for the three- and nine-month periods ended December 24, 2021, respectively.
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
Legal proceedings
The Company is subject to various legal proceedings, claims and regulatory examinations or investigations arising in the normal course of business, the outcomes of which are subject to significant uncertainty, and the Company’s ultimate liability, if any, is difficult to predict. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable and estimable, the Company will disclose the nature of the contingency and will provide the likely amount of such loss or range of loss. The Company does not believe there are any current matters that could have a material adverse effect on its financial position, results of operations or cash flows.
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not recognized or incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at December 23, 2022 or March 25, 2022.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the unaudited condensed consolidated statements of operations during the period such determination was made. No significant environmental accruals were established at December 23, 2022 or March 25, 2022.
15. Net Income per Share
The following table sets forth the basic and diluted net income attributable to Allegro MicroSystems, Inc. per share.

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Net income attributable to Allegro MicroSystems, Inc.	$64,519	$32,936	$125,380	$93,791
Net income attributable to common stockholders	64,551	32,973	125,482	93,903
Basic weighted average shares of common stock	191,328,538	189,736,901	191,082,141	189,665,324
Dilutive effect of common stock equivalents	2,607,370	2,331,321	2,018,621	2,013,627
Diluted weighted average shares of common stock	193,935,908	192,068,222	193,100,762	191,678,951
Basic net income attributable to Allegro MicroSystems, Inc. per share	$0.34	$0.17	$0.66	$0.49
Basic net income attributable to common stockholders per share	$0.34	$0.17	$0.66	$0.50
Diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.33	$0.17	$0.65	$0.49
Diluted net income attributable to common stockholders per share	$0.33	$0.17	$0.65	$0.49
The computed net income per share for the three- and nine-month periods ended December 23, 2022 and December 24, 2021 does not assume conversion of securities that would have an antidilutive effect on income per share. The following table represents the securities excluded as conversion of such securities would have an antidilutive effect on income per share:

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Restricted stock units	12,620	—	24,273	—
The following table represents issuable weighted average share information underlying our outstanding RSUs, PSUs (as defined in Note 16 below) and participation in our employee stock purchase plan for the respective periods:

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Restricted stock units	973,417	1,199,816	752,637	1,046,229
Performance stock units	1,612,824	1,117,532	1,244,855	959,084
Employee stock purchase plan	21,129	13,973	21,129	8,314
Total	2,607,370	2,331,321	2,018,621	2,013,627
16. Common Stock and Stock-Based Compensation
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees over the related requisite service period, including performance-based restricted stock units (“PSUs”), time-based restricted stock units (“RSUs”) and restricted shares (all part of our equity incentive plan).
During the nine-month periods ended December 23, 2022 and December 24, 2021, the Company granted RSUs to employees of 2,153,507 and 1,030,887, respectively, with an estimated weighted-average grant date fair value of $22.97 and $25.47, respectively. During the nine-month periods ended December 23, 2022 and December 24, 2021, 1,115,354 and 168,717 shares vested, respectively, and 192,290 and 143,820 shares were cancelled, respectively. Stock-based compensation expense related to non-vested awards not yet recorded at December 23, 2022 was $40,400, which is expected to be recognized over a weighted-average of 1.31 years.
PSUs are included at 10% - 200% of target goals. During the nine-month periods ended December 23, 2022 and December 24, 2021, the Company granted PSUs to employees of 3,392,208 and 465,732, respectively, with an estimated weighted-average grant date fair value of $24.64 and $27.08, respectively. A total of 1,046,255 and no shares vested during the nine-month periods ended December 23, 2022 and December 24, 2021, respectively, and 552,689 and 51,722 shares were cancelled, respectively. The intrinsic value of the PSUs that were unvested during the nine-month period ended December 23, 2022 was $83,110. The total compensation cost related to unvested awards not yet recorded at December 23, 2022 was $22,818, which is expected to be recognized over a weighted average of 2.86 years.
During the nine-month periods ended December 23, 2022 and December 24, 2021, 117,096 and 227,530, respectively, shares of the Company’s restricted common stock vested. No shares and 24,014 shares, respectively, were forfeited, which reduced common stock outstanding during the same periods. The Company had 23,430 unvested shares of restricted common stock at December 23, 2022 with a weighted average grant date fair value of $14.00 and remaining vesting period of 0.44 years.
The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Cost of sales	$1,156	$742	$3,112	$1,992
Research and development	3,174	1,019	6,013	2,814
Selling, general and administrative	4,572	5,859	42,117	13,841
Total stock-based compensation	$8,902	$7,620	$51,242	$18,647
During the first fiscal quarter of 2023, the Company’s (former) President and Chief Executive Officer, Ravi Vig, provided notice of his retirement from the Company and its board of directors (the “Board”), effective June 13, 2022.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Additionally, the Company entered into a second amended and restated severance agreement (the “Second A&R Severance Agreement”) with Mr. Vig that amended and restated the amended agreement from September 30, 2020. As provided for in the Second A&R Severance Agreement, the Company agreed, in addition to other cash-settled and health insurance-related compensation, to modifications to Mr. Vig’s stock-based compensation, including: (i) acceleration of the vesting of all unvested RSUs; (ii) modification of certain PSUs with performance conditions that had been achieved as of the retirement date to permit these awards to remain outstanding and eligible to vest in accordance with their terms; and (iii) the forfeiture of certain unvested PSUs with performance conditions that had not been achieved as of the retirement date and replacement thereof with new immediately vesting RSUs. The impact of these modifications on stock-based compensation expense was $26,349 for the nine-month period ended December 23, 2022, which was recorded in selling, general and administrative expense in the Company’s unaudited condensed consolidated statements of operations.
17. Income Taxes
The Company recorded the following tax provision in its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 23, 2022	December 24, 2021	December 23, 2022	December 24, 2021
Provision for income taxes	$7,540	$6,281	$17,943	$16,687
Effective tax rate	10.5%	16.0%	12.5%	15.1%
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
The effective tax rate (“ETR”) year-over-year was primarily impacted by Internal Revenue Code (“IRC”) Section 174 Capitalization (“174 Capitalization”), FDII deductions, a reduction in state taxes and an increase in current year non-deductible executive compensation expense. 174 Capitalization increased U.S. taxable income, cash taxes, FDII deductions, and GILTI inclusions. The net tax impact from 174 Capitalization is favorable because the increased FDII deductions of $9,300 exceed the additional inclusion for GILTI income inclusions of $945 (“Net 174 Benefit”). The Net 174 Benefit, current-year FDII deductions, and state tax benefits are offset in the current year by increased non-deductible executive compensation of $6,694, and discrete tax impacts. The quarter over quarter ETR impact relates primarily to Net 174 benefits.
18. Related Party Transactions
Transactions involving Sanken
The Company sells products to, and purchases in-process products from, Sanken. As of December 23, 2022, Sanken held approximately 51.5% of the Company’s outstanding common stock.
Net sales of the Company’s products to Sanken totaled $45,117 and $131,852 during the three- and nine-month periods ended December 23, 2022, respectively, and $39,461 and $112,079 during the three- and nine-month periods ended December 24, 2021, respectively. Trade accounts receivables, net of allowances from Sanken, totaled $30,902 and $27,256 as of December 23, 2022 and March 25, 2022, respectively. Other accounts receivable from Sanken totaled $168 and $104 as of December 23, 2022 and March 25, 2022, respectively.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Under the terms of the Transition Agreement, Sanken will cease to place new orders for the Company’s products and will begin to transition existing orders to the Company. All orders are expected to be transferred by June 30, 2023. Sanken also will continue to provide support to the Company’s customers and logistical support to the Company during the transition period. In addition, in the Transition Agreement, the Company and Sanken agreed to enter into a separate agreement regarding the transfer of inventory to the Company and a one-time payment to Sanken based on Sanken’s analysis of its inventory position as of December 23, 2022. The Transition Agreement had no impact on the Company’s results during the third quarter of fiscal 2023.
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
Purchases of various products from PSL totaled $15,995 and $45,145 for the three- and nine-month periods ended December 23, 2022, respectively, and $11,837 and $38,346 for the three- and nine-month periods ended December 24, 2021, respectively. Accounts payable to PSL included in amounts due to a related party totaled $5,659 and $5,222 as of December 23, 2022 and March 25, 2022, respectively.
Effective January 26, 2023, the Company and PSL entered into a new Wafer Foundry Agreement (“WFA”) for the fabrication of wafers. The WFA replaces the previous Wafer Foundry Agreement with PSL, dated April 12, 2013, which was due to expire on March 31, 2023.
The WFA has a three-year term, and auto renews for subsequent one-year terms, unless terminated by either party’s providing two years notice. Pursuant to the WFA, the Company will provide a rolling annual forecast for three years, the first two years of which will be binding. If the Company fails to purchase the forecasted number of wafers for either of the first two years, it will pay a penalty for any shortfall for the given year. The parties also agreed upon production lead-times, as well as wafer, alignment, and mask pricing for the first two years of the term. Any changes to such pricing is subject to mutual agreement.
On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising principal and interest accrued at 1.26% per annum, over a term of four years with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). In addition, on July 1, 2022, PSL borrowed an additional $7,500 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). The loan funds were used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of December 23, 2022, the outstanding balance of the PSL Promissory Notes was $13,125. During the nine months ended December 23, 2022, PSL made required quarterly payments to AML totaling $2,005, which included $130 of interest income. On January 2, 2023, PSL made a quarterly payment to AML of $1,009, which included $72 of interest income.

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
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and nine-month periods ended December 23, 2022 and December 24, 2021 relate to the 13- and 39-week periods ended December 23, 2022 and December 24, 2021, respectively. All references to “2023,” “fiscal year 2023” or similar references relate to the 53-week period ended March 31, 2023. All references to “2022,” “fiscal year 2022” or similar references relate to the 52-week period ended March 25, 2022.
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
We are headquartered in Manchester, New Hampshire and have a global footprint with 17 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over one billion units annually to more than 10,000 customers worldwide. During the three- and nine-month periods ended December 23, 2022, we generated $248.8 million and $704.2 million in total net sales, respectively, with $64.6 million and $125.5 million in net income, respectively. During the three- and nine-month periods ended December 24, 2021, we generated $186.6 million and $568.4 million in total net sales, respectively, with $33.0 million and $93.9 million in net income, respectively.
Recent Initiatives to Improve Results of Operations
We implemented several initiatives during fiscal year 2022 and into fiscal year 2023 that were designed to improve our operating results during those fiscal years and going forward.
We continue to implement initiatives to improve gross margins, which is calculated as gross profit divided by total net sales. Our gross margin improved from 54.2% in the third quarter of 2022 to 57.3% in the third quarter of 2023. This gross margin improvement was a result of our improved product mix of higher average selling prices (“ASPs”) on more value-added products, increased leverage of our distribution channel, and continued efficiency and leverage on higher volumes. Additionally, we will continue to leverage our facility to increase production where demand for our products warrants.
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
With our efforts to leverage our fixed cost and operating margin improvements, we have attained efficiencies through cost structure improvements, streamlining of manufacturing and support processes, and further utilization of excess capacity. These manufacturing efficiencies allowed us to leverage higher volumes with increasing demand across most of our applications, while reducing cost of goods sold and increasing the absorption of fixed costs. Although these initiatives have resulted in gross margin and operating income improvements over the previous quarters, we cannot ensure that these trends will continue over the long-term.
In September 2022, we completed the acquisition of Heyday Integrated Circuits (“Heyday”), a privately held company specializing in compact, fully integrated isolated gate drivers that enable energy conversion in high-voltage gallium nitride and silicon carbide wide-bandgap semiconductor designs (the “Heyday Acquisition”). The Heyday Acquisition is expected to complement our existing solutions for energy efficiency, including our market-leading current sensor solutions. Additionally, it is expected to significantly expand Allegro’s addressable market for xEV, solar inverters, data center and 5G power supplies, and broad-market industrial applications.
In September 2022, the Company entered into a transition agreement with Sanken that provides for the termination of the distribution agreement dated as of July 5, 2007, by and between the Company and Sanken (the “Distribution Agreement”) and sets forth the terms governing the collaboration between the parties to transition the marketing and sale of the Company’s products in Japan from Sanken to the Company during the twelve-month transition period beginning on September 29, 2022 (the “Transition Agreement”). The Transition Agreement and termination of the Distribution Agreement are expected to transfer related party distributor sales to third party distributors and direct customers in Japan, as well as eliminate the distributor discount historically provided to Sanken. Additionally, we will invest in expanding our operations in Japan in order to directly manage and service our customers in that market, which is expected to result in increases in our cost of goods sold and operating expenses. The net impacts of the transition from the existing sales model in Japan is expected to provide incremental benefits to our gross margin over the long-term.
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
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our significant OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate sales can be lengthy, typically between two and four years. As a result, our future sales are highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary and pricing conditions, we expect the ASPs of our products to decline over time, and we consider design wins to be critical to our future success. We anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win, with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by many factors that are beyond our control.

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
2017 Tax Cuts and Jobs Act
Pursuant to the 2017 Tax Cuts and Jobs Act (the “Jobs Act”), beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over five and fifteen years, respectively (“174 Capitalization”). While it is possible that Congress may defer, modify, or repeal this provision, potentially with retroactive effect, we have no assurance that this provision will be reversed. If no new legislation is passed and made effective retroactively, we estimate the impact of the Jobs Act will increase our annual cash taxes by $23.0 million and produce an increased FDII effective tax rate benefit. The actual impact of 174 Capitalization on cash taxes and the effective tax rate depends on if Congress passes additional legislation, whether such legislation is made retroactively, the amount of the research and development expenditures incurred by the Company during the fiscal year, and upon additional guidance the Internal Revenue Service may issue related to this provision.

Results of Operations
Three-Month Period Ended December 23, 2022 Compared to Three-Month Period Ended December 24, 2021
The following table summarizes our results of operations for the three-month periods ended December 23, 2022 and December 24, 2021.

	Three-Month Period Ended		Change
	December 23, 2022	December 24, 2021	$	%
	(Dollars in thousands)
Total net sales (1)	$248,789	$186,629	$62,160	33.3%
Cost of goods sold (1)	106,195	85,464	20,731	24.3%
Gross profit	142,594	101,165	41,429	41.0%
Operating expenses:
Research and development	39,593	30,297	9,296	30.7%
Selling, general and administrative	37,373	37,963	(590)	(1.6)%
Change in fair value of contingent consideration	—	(2,700)	2,700	(100.0)%
Total operating expenses	76,966	65,560	11,406	17.4%
Operating income	65,628	35,605	30,023	84.3%
Other income (expense), net:
Interest expense	(613)	(427)	(186)	43.6%
Interest income	360	158	202	127.8%
Foreign currency transaction gain (loss)	407	(3)	410	NM
Income in earnings of equity investment	2,190	287	1,903	663.1%
Other, net	4,119	3,634	485	13.3%
Total other income, net	6,463	3,649	2,814	77.1%
Income before income tax provision	72,091	39,254	32,837	83.7%
Income tax provision	7,540	6,281	1,259	20.0%
Net income	64,551	32,973	31,578	95.8%
Net income attributable to non-controlling interests	32	37	(5)	(13.5)%
Net income attributable to Allegro MicroSystems, Inc.	$64,519	$32,936	$31,583	95.9%
NM - Not meaningful
(1)Our total net sales and cost of goods sold for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Three-Month Period Ended
	December 23, 2022	December 24, 2021
Total net sales	100.0%	100.0%
Cost of goods sold	42.7%	45.8%
Gross profit	57.3%	54.2%
Operating expenses:
Research and development	15.9%	16.2%
Selling, general and administrative	15.0%	20.3%
Change in fair value of contingent consideration	—%	(1.4)%
Total operating expenses	30.9%	35.1%
Operating income	26.4%	19.1%
Other income (expense), net:
Interest expense	(0.2)%	(0.2)%
Interest income	0.1%	0.1%
Foreign currency transaction gain (loss)	0.2%	—%
Income in earnings of equity investment	0.8%	0.1%
Other, net	1.6%	1.9%
Total other income, net	2.5%	1.9%
Income before income tax provision	28.9%	21.0%
Income tax provision	3.0%	3.4%
Net income	25.9%	17.6%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	25.9%	17.6%
Total net sales
Total net sales increased by $62.2 million, or 33.3%, to $248.8 million in the three-month period ended December 23, 2022 from $186.6 million in the three-month period ended December 24, 2021. This increase was primarily attributable to higher shipment of our advanced driver assistance systems (“ADAS”), safety, comfort and convenience, electrified vehicle (“xEV”), industrial, and household appliance applications.
Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	December 23, 2022	December 24, 2021	Amount	%
	(Dollars in thousands)
Automotive	$170,107	$130,797	$39,310	30.1%
Industrial	51,014	31,903	19,111	59.9%
Other	27,668	23,929	3,739	15.6%
Total net sales	$248,789	$186,629	$62,160	33.3%
The increase in net sales by market was driven primarily by increases in automotive of $39.3 million, or 30.1%, industrial of $19.1 million, or 59.9%, and other of $3.8 million, or 15.6%.
Automotive net sales increased in the three-month period ended December 23, 2022 compared to the three-month period ended December 24, 2021, primarily due to higher demand for our ADAS, safety, comfort and convenience and xEV applications.

Industrial net sales improved in the three-month period ended December 23, 2022 compared to the three-month period ended December 24, 2021, primarily due to increases in demand mainly for our broad-based and Industry 4.0 applications.
Other net sales increased in the three-month period ended December 23, 2022 compared to the three-month period ended December 24, 2021, primarily due to demand for our Energy Star household appliance applications, including consumer and Smart Home offerings.
Sales Trends by Product
The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	December 23, 2022	December 24, 2021	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”) and other	154,276	123,770	30,506	24.6%
Power integrated circuits (“PIC”)	$94,513	$62,859	$31,654	50.4%
Total net sales	$248,789	$186,629	$62,160	33.3%
The increase in net sales by product was driven by increases of $31.7 million, or 50.4%, in PIC product sales and $30.5 million, or 24.6%, in MS and other product sales.
Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	December 23, 2022	December 24, 2021	Amount	%
	(Dollars in thousands)
Americas:
United States	$33,613	$26,228	$7,385	28.2%
Other Americas	6,473	4,921	1,552	31.5%
EMEA:
Europe	39,650	29,891	9,759	32.6%
Asia:
Greater China	64,305	48,696	15,609	32.1%
Japan	45,117	39,461	5,656	14.3%
South Korea	25,504	19,935	5,569	27.9%
Other Asia	34,127	17,497	16,630	95.0%
Total net sales	$248,789	$186,629	$62,160	33.3%
Net sales increased across all international locations in the three-month period ended December 23, 2022 compared to the three-month period ended December 24, 2021, primarily due to content and market share gains across all geographies.
Other Asia and South Korea experienced sales growth of $16.6 million and $5.6 million, respectively, primarily due to higher demand for our data center, internal combustion engine (“ICE”), safety, comfort and convenience, ADAS, xEV, consumer appliances and computing offerings. The increase in net sales of $15.6 million, or 32.1%, in Greater China related to higher automotive demand, primarily in our ADAS, safety, comfort and convenience and xEV sectors. The increase in net sales of $9.8 million, or 32.6%, in Europe, predominantly comprised of Germany and France, was primarily driven by increases in Industry 4.0, ADAS, xEV and broad-based industrial demand. The increase in net sales in the United States of $7.4 million, or 28.2%, was primarily driven by increased demand in both the automotive and industrial sectors. Net sales in Japan grew $5.7 million, or 14.3%, which was primarily driven by higher demand in our xEV and Industry 4.0 offerings. Other Americas increased $1.6 million, or 31.5%, primarily due to higher automotive demand, specifically in our ADAS and safety, comfort and convenience applications.

Cost of goods sold and gross profit
Cost of goods sold increased by $20.7 million, or 24.3%, to $106.2 million in the three-month period ended December 23, 2022 from $85.5 million in the three-month period ended December 24, 2021. The increase in cost of goods sold was primarily attributable to higher production volume in support of higher product sales.
Gross profit increased by $41.4 million, or 41.0%, to $142.6 million in the three-month period ended December 23, 2022 from $101.2 million in the three-month period ended December 24, 2021. The increase in gross profit was driven by a $62.2 million increase in net sales across all markets, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by $9.3 million, or 30.7%, to $39.6 million in the three-month period ended December 23, 2022 from $30.3 million in the three-month period ended December 24, 2021. This increase was primarily due to a combined $5.5 million increase in personnel and outside service costs, higher stock-based compensation expense of $2.2 million, and a $1.4 million increase in general operating expenses.
R&D expenses represented 15.9% of our total net sales for the three-month period ended December 23, 2022, a decrease from 16.2% of our total net sales for the three-month period ended December 24, 2021. This percentage decrease was primarily due to the growth in net sales in the three-month period ended December 23, 2022.
SG&A expenses
SG&A expenses decreased slightly by $0.6 million, or 1.6%, to $37.4 million in the three-month period ended December 23, 2022, from $38.0 million in the three-month period ended December 24, 2021. This decrease was primarily due to lower combined general operating expenses and professional fees of $5.7 million and lower stock-based compensation expense of $1.3 million, partially offset by an increase in combined personnel costs, supplies, maintenance and travel costs of $6.6 million.
SG&A expenses represented 15.0% of our total net sales for the three-month period ended December 23, 2022, a decrease from 20.3% of our total net sales for the three-month period ended December 24, 2021. This percentage decrease was primarily due to the growth in net sales in the three-month period ended December 23, 2022.
Interest expense, net
Interest expense, net was $0.3 million for each of the three-month periods ended December 23, 2022 and December 24, 2021. For the three-month period ended December 23, 2022, higher mandatory interest payments on the Term Loan Facility were partially offset by higher interest income received from a related party and investments, compared to the three-month period ended December 24, 2021.
Foreign currency transaction gain (loss)
We recorded a foreign currency transaction gain of $0.4 million in the three-month period ended December 23, 2022 compared to an insignificant amount of foreign currency transaction loss in the three-month period ended December 24, 2021. The foreign currency transaction gains recorded in the three-month period ended December 23, 2022 were primarily due to the unrealized gains on equity securities denominated in Euros, partially offset by losses from our United Kingdom and Philippines locations.
Income in earnings of equity investment
Income in earnings of equity investment reflected gains of $2.2 million and $0.3 million in the three-month periods ended December 23, 2022 and December 24, 2021, respectively, representing the earnings on our 30% investment in Polar Semiconductor, LLC (“PSL”).
Other, net
Other, net increased by $0.5 million to $4.1 million of miscellaneous gains in the three-month period ended December 23, 2022 from $3.6 million of miscellaneous gains in the three-month period ended December 24, 2021. This increase was largely attributable to unrealized gains on investments recognized during the third quarter of fiscal 2023.
Income tax provision
Income tax provision and the effective income tax rate were $7.5 million and 10.5%, in the three-month period ended December 23, 2022 and $6.3 million and 16.0%, in the three-month period ended December 24, 2021. The effective tax rate

(“ETR”) was primarily impacted by 174 Capitalization, FDII deductions, a reduction in state taxes and an increase in current year non-deductible executive compensation expense. 174 Capitalization increased U.S. taxable income, cash taxes, FDII deductions, and GILTI inclusions. The net tax impact from 174 Capitalization is favorable because the increased FDII deductions of $9.3 million exceed the additional inclusion for GILTI income inclusions of $0.9 million (“Net 174 Benefit”). The Net 174 Benefit, current year FDII deductions, and state tax benefits are offset in the current fiscal year by increased non-deductible executive compensation of $6.7 million, and discrete tax impacts.
Nine-Month Period Ended December 23, 2022 Compared to Nine-Month Period Ended December 24, 2021
The following table summarizes our results of operations for the nine-month periods ended December 23, 2022 and December 24, 2021.

	Nine-Month Period Ended		Change
	December 23, 2022	December 24, 2021	$	%
	(Dollars in thousands)
Total net sales (1)	$704,208	$568,381	$135,827	23.9%
Cost of goods sold (1)	311,218	270,524	40,694	15.0%
Gross profit	392,990	297,857	95,133	31.9%
Operating expenses:
Research and development	109,017	89,441	19,576	21.9%
Selling, general and administrative	146,470	104,115	42,355	40.7%
Change in fair value of contingent consideration	(2,700)	(2,100)	(600)	28.6%
Total operating expenses	252,787	191,456	61,331	32.0%
Operating income	140,203	106,401	33,802	31.8%
Other income (expense), net:
Interest expense	(1,581)	(2,081)	500	(24.0)%
Interest income	1,144	317	827	260.9%
Foreign currency transaction gain (loss)	2,597	(55)	2,652	NM
Income in earnings of equity investment	297	792	(495)	(62.5)%
Other, net	765	5,216	(4,451)	(85.3)%
Total other income, net	3,222	4,189	(967)	(23.1)%
Income before income tax provision	143,425	110,590	32,835	29.7%
Income tax provision	17,943	16,687	1,256	7.5%
Net income	125,482	93,903	31,579	33.6%
Net income attributable to non-controlling interests	102	112	(10)	(8.9)%
Net income attributable to Allegro MicroSystems, Inc.	$125,380	$93,791	$31,589	33.7%
NM - Not meaningful
(1)Our total net sales and cost of goods sold for the periods presented above include related party net sales generated through our distribution agreement with Sanken. See our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Nine-Month Period Ended
	December 23, 2022	December 24, 2021
Total net sales	100.0%	100.0%
Cost of goods sold	44.2%	47.6%
Gross profit	55.8%	52.4%
Operating expenses:
Research and development	15.5%	15.7%
Selling, general and administrative	20.8%	18.3%
Change in fair value of contingent consideration	(0.4)%	(0.4)%
Total operating expenses	35.9%	33.6%
Operating income	19.9%	18.8%
Other income (expense), net:
Interest expense	(0.2)%	(0.4)%
Interest income	0.1%	0.1%
Foreign currency transaction gain (loss)	0.4%	(0.1)%
Income in earnings of equity investment	—%	0.1%
Other, net	0.1%	1.0%
Total other income, net	0.4%	0.7%
Income before income tax provision	20.3%	19.5%
Income tax provision	2.5%	3.0%
Net income	17.8%	16.5%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	17.8%	16.5%
Total net sales
Total net sales increased by $135.8 million, or 23.9%, to $704.2 million in the nine-month period ended December 23, 2022 from $568.4 million in the nine-month period ended December 24, 2021. This increase was primarily attributable to higher shipment of our ADAS, data center, xEV, safety, comfort and convenience, ICE and computing applications.
Sales Trends by Core End Market and Application
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Nine-Month Period Ended		Change
	December 23, 2022	December 24, 2021	Amount	%
	(Dollars in thousands)
Automotive	$477,154	$390,351	$86,803	22.2%
Industrial	139,330	98,533	40,797	41.4%
Other	87,724	79,497	8,227	10.3%
Total net sales	$704,208	$568,381	$135,827	23.9%
The increase in net sales by market was driven by increases in automotive of $86.8 million, or 22.2%, industrial of $40.8 million, or 41.4%, and other of $8.2 million, or 10.3%.
Automotive net sales increased in the nine-month period ended December 23, 2022 compared to the nine-month period ended December 24, 2021, as we continued to experience higher demand for our ADAS, xEV, safety, comfort and convenience and ICE applications.

Industrial net sales increased in the nine-month period ended December 23, 2022 compared to the nine-month period ended December 24, 2021, primarily due to increases in demand for our data center, personal mobility and grid infrastructure applications.
Other net sales increased in the nine-month period ended December 23, 2022 compared to the nine-month period ended December 24, 2021, primarily due to increases in demand for certain computer products.
Sales Trends by Product
The following table summarizes net sales by product.

	Nine-Month Period Ended		Change
	December 23, 2022	December 24, 2021	Amount	%
	(Dollars in thousands)
MS and other	431,708	373,327	58,381	15.6%
PIC	$272,500	$195,054	$77,446	39.7%
Total net sales	$704,208	$568,381	$135,827	23.9%
The growth in net sales by product was driven by increases of $77.4 million in PIC product sales and $58.4 million in MS and other product sales during the nine-month period ended December 23, 2022 compared to the same period last year.
Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Nine-Month Period Ended		Change
	December 23, 2022	December 24, 2021	Amount	%
	(Dollars in thousands)
Americas:
United States	$87,135	$80,854	$6,281	7.8%
Other Americas	20,204	16,697	3,507	21.0%
EMEA:
Europe	115,693	97,108	18,585	19.1%
Asia:
Greater China	182,624	142,158	40,466	28.5%
Japan	131,852	112,079	19,773	17.6%
South Korea	67,414	61,614	5,800	9.4%
Other Asia	99,286	57,871	41,415	71.6%
Total net sales	$704,208	$568,381	$135,827	23.9%
The increase in net sales across all geographic locations in the nine-month period ended December 23, 2022 compared to the nine-month period ended December 24, 2021 was primarily due to content and market share gains.
Other Asia experienced sales growth of $41.4 million, or 71.6%, primarily due to higher demand for our data center, computing, ICE, ADAS, and safety, comfort and convenience applications. The increase in net sales of $40.5 million, or 28.5%, in Greater China related to higher automotive demand, primarily in our ADAS, safety, comfort and convenience and xEV sectors. Net sales in Japan grew $19.8 million, or 17.6%, which was primarily driven by higher demand in our personal mobility, xEV, ICE, safety, comfort and convenience and data center applications. The increase in net sales of $18.6 million, or 19.1%, in Europe, predominantly comprised of Germany and France, was primarily driven by increases in automotive and industrial demand. The increase in net sales in the United States of $6.3 million, or 7.8%, was primarily driven by higher demand in our ADAS, household appliances and safety, comfort and convenience offerings. Net sales in South Korea grew $5.8 million, or 9.4%, which was primarily due to higher automotive demand, specifically in our safety, comfort and convenience, xEV, and ADAS applications. Other Americas increased $3.5 million, or 21.0%, primarily due to higher automotive demand, specifically in our ADAS and safety, comfort and convenience applications.

Cost of goods sold and gross profit
Cost of goods sold increased by $40.7 million, or 15.0%, to $311.2 million in the nine-month period ended December 23, 2022 from $270.5 million in the nine-month period ended December 24, 2021. The increase in cost of goods sold was primarily attributable to higher production volume in support of higher product sales during the first nine months of fiscal 2023 and, to a lesser extent, higher warranty costs incurred.
Gross profit increased by $95.1 million, or 31.9%, to $393.0 million in the nine-month period ended December 23, 2022 from $297.9 million in the nine-month period ended December 24, 2021. The increase in gross profit was driven by a $135.8 million increase in total net sales to all end markets discussed above, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by $19.6 million, or 21.9%, to $109.0 million in the nine-month period ended December 23, 2022 from $89.4 million in the nine-month period ended December 24, 2021. This increase was primarily due to a combined $14.6 million increase in employee salaries, contract labor, and inventory and supplies costs, a $3.2 million increase in stock-based compensation expense, and a combined $1.9 million increase in other general operating expenses.
R&D expenses represented 15.5% of our total net sales for the nine-month period ended December 23, 2022, a decrease from 15.7% of our total net sales in the nine-month period ended December 24, 2021. This percentage decrease was primarily due to the growth in net sales in the nine-month period ended December 23, 2022.
SG&A expenses
SG&A expenses increased by $42.4 million, or 40.7%, to $146.5 million in the nine-month period ended December 23, 2022 from $104.1 million in the nine-month period ended December 24, 2021. This increase was primarily due to a $28.3 million increase in stock-based compensation expense, including accelerated expense from the retirement of our former chief executive officer of approximately $26.3 million, and a combined $14.1 million increase in employee salaries, severance and insurance costs, partially offset by $0.8 million in combined general operating expenses.
SG&A expenses represented 20.8% of our total net sales in the nine-month period ended December 23, 2022, an increase from 18.3% of our total net sales in the nine-month period ended December 24, 2021. This percentage increase was primarily due to the impacts noted above, partially offset by growth in net sales in the nine-month period ended December 23, 2022.
Interest expense, net
Interest expense, net was $0.4 million in the nine-month period ended December 23, 2022 compared to $1.8 million in the nine-month period ended December 24, 2021. The decrease in interest expense, net was primarily due to lower mandatory interest payments on the Term Loan Facility coupled with higher interest income received from investments and a related party in the nine-month period ended December 23, 2022.
Foreign currency transaction gain (loss)
Foreign currency transaction gains increased by $2.7 million to $2.6 million in the nine-month period ended December 23, 2022 compared to $0.1 million in foreign currency transaction losses in the nine-month period ended December 24, 2021. The foreign currency transaction gain recorded in the nine-month period ended December 23, 2022 was primarily due to realized and unrealized gains from our United Kingdom location, partially offset by realized and unrealized losses from our Philippines location.
Income in earnings of equity investment
Income in earnings of equity investment reflected gains of $0.3 million and gains of $0.8 million in the nine-month periods ended December 23, 2022 and December 24, 2021, respectively, representing the earnings on our 30% investment in PSL.
Other, net
Other, net decreased by $4.4 million to $0.8 million of miscellaneous gains in the nine-month period ended December 23, 2022 from $5.2 million of miscellaneous gains in the nine-month period ended December 24, 2021. This change was largely attributable to an insignificant amount of unrealized losses on equity securities recognized during the first nine months of fiscal 2023 compared to $4.5 million in unrealized gains on equity securities recognized during the same period last year.
Income tax provision
Income tax provision and the effective income tax rate were $17.9 million and 12.5% for the nine-month period ended December 23, 2022 and $16.7 million and 15.1% for the nine-month period ended December 24, 2021. The ETR year-over-year was primarily impacted by 174 Capitalization, FDII deductions, a reduction in state taxes and an increase in current year non-deductible executive compensation expense. 174 Capitalization increased U.S. taxable income, cash taxes, FDII deductions, and GILTI inclusions. The net tax impact from 174 Capitalization is favorable because the increased FDII deductions of $9.3 million exceed the additional inclusion for GILTI income inclusions of $0.9 million. The Net 174 Benefit, current year FDII deductions, and state tax benefits are offset in the current fiscal year by increased non-deductible executive compensation of $6.7 million, state tax benefits and discrete tax impacts.
Liquidity and Capital Resources
As of December 23, 2022, we had $334.3 million of cash and cash equivalents and $482.7 million of working capital compared to $282.4 million of cash and cash equivalents and $407.5 million of working capital as of March 25, 2022. Working capital is impacted by the timing and extent of our business needs.
Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2023 is to invest excess cash on hand to support our continued growth initiatives into select markets, planned capital expenditures and strategic arrangements, as well as consider potential acquisitions. As of December 23, 2022, the Company is not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. Additionally, we expect to invest in expanding our operations in Japan in order to directly manage and service our customers in that market, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 17, “Commitments and Contingencies” to the Company’s 2022 Annual Report. Additionally, refer to Note 16, “Retirement Plans” to the Company’s 2022 Annual Report for more information related to the Company’s pension and defined contribution plans.
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

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the nine-month periods ended December 23, 2022 and December 24, 2021:

	Nine-Month Period Ended
	December 23, 2022	December 24, 2021
	(dollars in thousands)
Net cash provided by operating activities	$145,658	$118,558
Net cash used in investing activities	(69,291)	(50,123)
Net cash used in financing activities	(16,694)	(6,209)
Effect of exchange rate changes on cash and cash equivalents	(5,344)	604
Net increase in cash and cash equivalents and restricted cash	$54,329	$62,830
Operating Activities
Net cash provided by operating activities was $145.7 million in the nine-month period ended December 23, 2022, resulting primarily from net income of $125.5 million and noncash charges of $59.0 million, including a one-time charge of approximately $26.3 million related to the acceleration of stock-based compensation expense from the retirement of our former chief executive officer, partially offset by a net decrease in cash from an increase in net operating assets of $38.8 million. The net increase in operating assets consisted of a $39.1 million increase in inventories, a $17.8 million increase in prepaid expenses, a $5.9 million increase in trade accounts receivable, net, and a $3.3 million decrease in net amounts due from related parties, partially offset by a $19.6 million increase in trade accounts payable, a $5.7 million increase in accrued expenses and other current and long-term liabilities, and a $2.0 million decrease in other receivables. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal 2023 and into fiscal 2024. The increase in prepaid expenses and other assets were mostly due to higher long-term deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The increase in trade accounts receivable, net was primarily due to higher sales volumes and the timing of receipts from customers. The decrease in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business. Accounts payable increased primarily due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $2.5 million. The increase in accrued expenses and other current and long-term liabilities was primarily the result of higher warranty costs, accrued personnel costs, income taxes, and accrued operating expenses, partially offset by a reduction in the balance due on the acquisition of Voxtel, Inc. (“Voxtel”). The decrease in other receivables was primarily due to the timing of receipts from Sanken.
Net cash provided by operating activities was $118.6 million in the nine months ended December 24, 2021, resulting primarily from our net income of $93.9 million and noncash charges of $50.0 million, partially offset by a net decrease in cash from an increase in net operating assets of $25.4 million. The net increase in net operating assets consisted of a $11.9 million increase in prepaid expenses and other assets, a $9.9 million decrease in accrued expenses and other current and long-term liabilities, a $6.1 million increase in trade accounts receivable, net, and a $2.8 million increase in net amounts due from related parties, partially offset by a $3.3 million decrease in inventories and a $2.0 million increase in trade accounts payable. The increase in prepaid expenses and other assets were primarily due to an increase in prepaid contracts and deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The decrease in accrued expenses and other current and long-term liabilities was primarily due to the release of deposits related to the sale of our Thailand-based facility (“AMTC Facility”) and reduction of the balance due on the Voxtel acquisition, partially offset by higher accrued personnel costs, particularly for management incentive bonuses, and higher income taxes due. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts from customers. The increase in net amounts due from related parties was primarily due to variations in the timing of such payments in the ordinary course of business. The decrease in inventories was primarily a result of the continued drawdown after building inventory up in prior periods to support anticipated sales growth and recovery from the COVID-19 pandemic. Accounts payable increased primarily due to higher operating purchases, including unpaid capital expenditures of $4.9 million, partially offset by the timing of payments to vendors and suppliers.
Investing Activities
Net cash used in investing activities was $69.3 million in the nine-month period ended December 23, 2022, consisting of purchases of property, plant and equipment of $49.6 million and payments related to the acquisition of Heyday of $19.7 million.

Net cash used in investing activities was $50.1 million in the nine months ended December 24, 2021, consisting of purchases of property, plant and equipment of $55.8 million, payments related to the acquisition of Voxtel of $12.5 million, and purchases of marketable securities of $9.2 million, partially offset by $27.4 million of cash received for the sale of the AMTC Facility.
Financing Activities
Net cash used in financing activities was $16.7 million in the nine-month period ended December 23, 2022, consisting of taxes related to the net settlement of equity awards and additional funds loaned to PSL under our related party loan agreement, partially offset by proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payments from PSL on our related party loan.
Net cash used in financing activities was $6.2 million in the nine months ended December 24, 2021, consisting of funds loaned to PSL of $7.5 million, partially offset by $1.3 million of proceeds received in connection with the issuance of common stock under our employee stock purchase plan.
Debt Obligations
See Note 11, “Debt and Other Borrowings” in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our debt obligations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 23, 2022. Based on the evaluation of our disclosure controls and procedures as of December 23, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 1A. Risk Factors.
There have been no material changes in the risk factors previously disclosed in Item 1A. of our Annual Report, as amended and updated by Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended June 24, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Effective January 26, 2023, the Company and PSL entered into a new Wafer Foundry Agreement (“WFA”) for the fabrication of wafers. The WFA replaces the previous Wafer Foundry Agreement with PSL, dated April 12, 2013, which was due to expire on March 31, 2023.
The WFA has a three-year term, and auto renews for subsequent one-year terms, unless terminated by either party’s providing two years notice. Pursuant to the WFA, the Company will provide a rolling annual forecast for three years, the first two years of which will be binding. If the Company fails to purchase the forecasted number of wafers for either of the first two years, it will pay a penalty for any shortfall for the given year. The parties also agreed upon production lead-times, as well as wafer, alignment, and mask pricing for the first two years of the term. Any changes to such pricing is subject to mutual agreement.
See Note 18, “Related Party Transactions” in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for a description of the relationship between the Company and PSL.
The foregoing description of the WFA does not purport to be complete and is qualified in its entirety by reference to the complete text of the WFA, a copy of which is filed as Exhibit 10.6 hereto and incorporated herein by reference.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit

10.1
Transition Agreement by and among Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd., dated as of September 29, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022).

10.2	Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation.*^

10.3	Amended and Restated Severance Agreement, dated as of February 15, 2021, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Suman Narayan.*^

10.4	Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Thomas Teebagy, Sr.*^

10.5	Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Joanne Valente.*^

10.6	Wafer Foundry Agreement, effective January 26, 2023, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC.^

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).
^ Filed herewith.
*Indicates management contract or compensatory plan, contract or arrangement.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date: February 1, 2023	By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President and Chief Executive Officer (principal executive officer)

Date: February 1, 2023	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Senior Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)