Form 10-K
period 2023-03-31
ALLEGRO MICROSYSTEMS, INC.
filed 2023-05-25
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒
As of September 23, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,493,845,675 based on the closing sale price as reported on the NASDAQ Global Select Market on such date.
As of May 8, 2023, the registrant had 191,756,966 shares of common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement for its 2023 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended March 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy, the impact of the ongoing global COVID-19 pandemic on our business, prospective products and the plans and objectives of management for future operations, may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A. “Risk Factors” in this Annual Report. These risks and uncertainties include, but are not limited to:
•downturns or volatility in general economic conditions;
•our ability to compete effectively, expand our market share and increase our net sales and profitability;
•our reliance on a limited number of third-party semiconductor wafer fabrication facilities and suppliers of other materials;
•our failure to adjust purchase commitments and inventory management based on changing market conditions or customer demand;
•shifts in our product mix or customer mix, which could negatively impact our gross margin;
•the cyclical nature of the analog semiconductor industry;
•any downturn or disruption in the automotive market;
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
•the effects of COVID-19 on our supply chain and customer demand;
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
•changes in government trade policies, including the imposition of export restrictions and tariffs;
•our exposures to warranty claims, product liability claims and product recalls;

•our dependence on international customers and operations;
•the availability of rebates, tax credits and other financial incentives on end-user demands for certain products;
•risks, liabilities, costs and obligations related to governmental regulation and other legal obligations, including export control, privacy, data protection, information security, consumer protection, environmental and occupational health and safety, anti-corruption and anti-bribery, and trade controls;
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
•anti-takeover provisions in our organizational documents and under the General Corporation Law of the State of Delaware (the “DGCL”);
•our inability to design, implement or maintain effective internal control over financial reporting;
•changes in tax rates or the adoption of new tax legislation;
•the negative impacts of sustained inflation on our business;
•disruptions in the banking and financial sector that limit our or our partners’ ability to access capital and borrowings;
•the physical, transition and litigation risks presented by climate change; and
•other events beyond our control.
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
Additionally, our discussion of various items herein, including our discussion of environmental, social and governance (“ESG”) matters, may include information that is not necessarily “material” under the federal securities laws for SEC reporting purposes. For many ESG matters, this is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.
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
Company Overview
The Company is a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling the most important emerging technologies in the automotive and industrial markets. We are a leading supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in the automotive market. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, light emitting diode (“LED”) driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and are easier for customers to use.
Growth in the global semiconductor industry has traditionally been driven by the consumer market. Looking ahead, industry growth is expected to be driven by technology mega trends in the automotive and industrial markets. These mega trends have created requirements for new technologies in vehicles, both under the hood and in the cabin, to support vehicle electrification and advanced driver assistance systems (“ADAS”). These shifts also require technology to enable intelligence and automation in factories and energy efficiency in clean energy applications. According to industry experts, these mega trends are expected to dramatically increase the demand for sensing and power solutions like the ones we develop. We believe our patented portfolio of sensor and power ICs provides the underlying technology required to establish an early lead in the market and win in the presence of larger competitors.
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
Our value proposition is based on providing complete IC solutions for motion control and energy efficient systems. This includes sensing angular or linear position, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently. These capabilities are based on fundamental technical advances we have made in the field of Hall-effect and xMR magnetic sensors and Bipolar-CMOS-DMOS (“BCD”) power ICs. We continue to be instrumental in developing Hall-effect and magnetoresistive transducers (“xMR”) and power double diffusion metal oxide semiconductor devices on silicon, application-optimized packaging, high-temperature operation, high-speed precision signal paths for signal processing, and 100-volt (“100V”) capable BCD wafer technology. In Hybrid Electric Vehicles (“HEV”), Electric Vehicles (“EV”) and ADAS applications, these innovations translate to increased driving range for an electric vehicle, smaller and more reliable power conversion systems, improved safety and efficiency of motor and power management systems and safer and more reliable steering and braking systems. In the industrial market, these technologies enable clean energy and automation. These innovations improve reliability to avoid factory downtime, accurately measure current to support increased energy efficiency for high-density clean energy applications and reduce the solution footprint to lower total system cost.
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
Our customer list includes virtually all of the world’s top automotive companies and a large quantity of leading industrial companies. We are a preferred vendor to tier-one suppliers in the automotive industry that supply parts or systems directly to original equipment manufacturers (“OEMs”). Our products can be found in vehicles built by nearly every automotive OEM worldwide and in many common industrial systems. We support customers through design and application centers located in North America, South America, Asia and Europe. Our local teams in these centers work closely with our customers on their unique design requirements, often acting as an extension of a customer’s development team.
Beginning in 2016, we began a multi-year strategic transition to extend our market leadership in high-growth markets, improve our operating model through a fabless and asset-lite manufacturing strategy, increase our IC design footprint and capacity, and accelerate growth through enhanced sales operations. To date, we believe we have begun to successfully realize many of the key objectives of this transition, and we expect to continue to benefit from initiatives put in place to further enhance our competitiveness, growth and profitability. As part of our strategic transformation, we began to streamline manufacturing to reduce fixed costs. This resulted in the divestiture of our wafer manufacturing facility, Polar Semiconductor, LLC (“PSL”), in March 2020 (the “PSL Divestiture”), and the closure of our manufacturing facility in Thailand (the “AMTC Facility”) as of March 2021. In our current fabless, asset-lite manufacturing model, we use external wafer manufacturing consisting of both standard and proprietary processes, along with internal and external assembly and internal test capabilities to provide both flexibility and scale. Through our subcontractor manufacturers, we are able to employ our proprietary wafer fabrication processes while leveraging our subcontractors’ manufacturing technologies and high-volume capacity. Our use of both internal and external assembly and test capabilities is designed to balance the protection of our proprietary technology and processes while achieving automotive quality manufacturing at scale.
Our Market
Within the global semiconductor industry, we focus on the magnetic sensor and power management IC markets.
E-Mobility
We define e-Mobility as the electrification of vehicles and the increasing adoption of advance safety-related driver assistance systems, known as ADAS.
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
As EVs become a meaningful share of the automotive market, OEMs face challenges and opportunities to change system architectures in order to reduce complexities while achieving optimal system efficiency and vehicle range. This presents a number of new socket opportunities for semiconductors, and we expect our content per vehicle will continue to increase, driven by research and development innovation to serve this high-growth market.
As an expert in delivering ICs supporting efficient power conversion in HEV and EVs, we believe we are uniquely positioned to support increased electrification, providing the critical automotive-grade components required to enable energy-efficient and cost-effective vehicles. We believe this allows us to take advantage of the significant semiconductor content increases expected to result from the EV migration and strong growth of electrified powertrains over the coming years.
Our September 2022 acquisition of Heyday Integrated Circuits (“Heyday”) provides us with additional content opportunities in every fully electric vehicle. This first-to-market technology, which integrates an isolated DC-DC and isolated gate driver (“IGD”) is more efficient than competitive solutions that require two chips. This not only allows customers to reduce their printed circuit boards (“PCBs”), but also enables the entire system, like an on-board charger, to shrink. We continue to innovate this technology, which will enable gallium nitride (“GaN”) and silicon carbide (“SiC”) solutions in the electric powertrain.
ADAS capabilities are considered some of the most desirable features in modern vehicles and are currently being adopted in vehicles worldwide. Industry experts expect ADAS feature adoption will continue to increase over time. ADAS is a precursor to fully autonomous vehicles. While many ADAS-equipped vehicles are being produced today, as ADAS features become more sophisticated and increasingly adopted, demand for our sensor and power ICs is expected to expand in steering and braking systems. Based on industry forecasts, we believe the transition to vehicles that incorporate ADAS Level 2 through 5 technologies and strong adoption of sensors and power management products to support these vehicles, will enable us to increase our total available market related to ADAS and related safety and chassis technologies.
Our devices play a key role in ADAS applications, reacting to system inputs to enable collision avoidance, lane keeping, automatic emergency braking or self-park features through automatic steering and braking. A steering system equipped with even a modest degree of automation utilizes products across our entire portfolio, including sensors, power management ICs and motor driver ICs, which we believe is indicative of the size of our potential market opportunity as ADAS applications become increasingly more sophisticated.
While the market is still in the early stages of adopting new ADAS technologies, our solutions do not require waiting for full autonomy; we already ship a significant volume of devices every year that enable ADAS capabilities. Vehicles equipped with Level 1 ADAS feature sets use Allegro devices. We have been helping to increase the safety and drive features in ADAS applications of steering and braking systems for years and believe our track record of supplying devices for safety applications and experience with supporting ADAS features in high-end vehicles, combined with increased penetration of ADAS as it scales from luxury vehicles to mainstream and economy vehicles, positions us to expand our business to capitalize on this rapidly growing opportunity. Along with increased adoption, there will be increased content opportunities as ADAS technology and system architectures continue to advance.
Clean Energy
Our automotive first philosophy resonates with our industrial customers who appreciate our rigorous quality standards, devices designed to withstand extreme environments and our long product lifecycle of 10 years or more. These customers are in our target markets of clean energy, defined as renewable energy generation, storage and distribution, EV charging infrastructure and data center.
Renewable energy, especially solar, and EV charging are being driven by government regulations for reduced emissions and the increased electrification of a variety of products and processes. We can meet the needs of a variety of solar and EV charging technologies and types. Having the technology and products to support these markets from their infancy provides us an advantage in helping customers bring their products to market more quickly. This enables us to learn with our customers and solve challenges as they arise. Additionally, our IGDs will have a strong presence in these power conversion markets, enabling GaN and SiC-based platforms.
We offer one of the largest portfolios of current sensors on the market today, including those with integrated components, requiring less board space. Our “lossless” current sensor ICs are used to improve efficiency in these power conversion systems. Our 100V BCD wafer process technology and galvanically isolated current sensors are suited for higher voltage operation, and we believe the demand for current sensor ICs will increase as more solar and EV applications come to market. In addition, we expect our IGD technology to enable us to use a single, small-footprint package to significantly reduce system design time and complexity.
Our motor drivers are heavily adopted in the data center space, mainly for thermal efficiency, as these products reduce complexity and design time, while also reducing the energy consumption required to cool servers.
Automation
With the growing adoption of factory automation, there is increasing demand for precise motion control and energy efficient technologies representing additional meaningful growth opportunities for us. We believe we can leverage our technology leadership in solutions optimized for high-accuracy, high-voltage and high-reliability conditions to expand our presence in these markets. Many of these applications require the same safety and accuracy, which we have designed into our automotive first devices. In particular, we believe we have the potential to leverage the synergy between our power and sensor solutions, including motor drivers, voltage regulators, display drivers, and current, position and speed sensors, into under-penetrated opportunities within industrial automation.
Traditional Automotive Applications
The internal combustion engine (“ICE”) will continue to exist in some form for the foreseeable future, either in pure ICE vehicles or hybrids, the largest portion of the EV market for the next few years. OEMs continue to improve their fuel mileage and look to Allegro to help create the most efficient ICE powertrains possible. We have decades of experience as a proven supplier in ICE powertrains to support engine efficiency.
Safety, comfort and convenience business will continue to evolve with vehicle electrification. Systems that historically relied on engine temperature or mechanical energy are now electrifying, and new system technologies are being rolled out. Products our customers have relied on for lighting and infotainment are becoming more energy efficient as we develop more advanced products and innovate with our customers. Additionally, our work to improve electrified powertrains is translating into an electrified thermal management system, where we can leverage the trust we have established with OEMs based on our prior experience to introduce and sell new products.
Broad Industrial
The Broad Industrial market includes our personal mobility, or two wheeler market, and a number of other end uses from heavy equipment to telecom connectivity. Our two-wheeler business is seeing similar electrification trends as larger vehicles. Our solutions are proven in electrified powertrains and in small form factors needed in these applications. These markets are looking for many of the same devices our automotive customers use, from high voltage and high temperature performance to long life cycle, small form factors, integration and unique packaging. Our automotive quality standards give industrial customers trust in our products.
Consumer & Computer Markets
The consumer and computer markets include smart home applications, personal computers and consumer electronics. Our devices enable our customers in these markets to manufacture more energy efficient products with extended battery life.
Market Opportunity
Within our target markets, a key element of our growth strategy is to increase our business through portfolio and customer expansion. We are a market share leader in the magnetic sensor IC market, and we believe there is considerable opportunity to continue to grow this foundational business. For example, over the last five years, we introduced new position sensor ICs and quickly ramped revenue in motion control applications, particularly in the ADAS market. We believe similar share growth opportunities exist in other adjacent areas of the magnetic sensor IC market.
We are also just beginning to leverage our power IC products to increase our total content within automotive and industrial applications. For example, over the last five years, we introduced new power devices, including motor driver ICs, and grew revenue in the automotive ADAS and data center markets. Our net sales in these new areas have grown approximately 50% faster than the overall growth of the brushless direct current (“BLDC”) motor market during the same period. We believe this is indicative of the success of our footprint expansion strategy and the potential for significant growth with continued execution on that strategy.
Our latest opportunity to expand our market presence is with our new IGDs. These solutions will have applications in power conversion in EVs, such as on-board chargers and traction inverters, as well as clean energy.
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
With the growth of semiconductor content opportunities related to EV and ADAS penetration already accelerating, we have seen significant increases in our electronic system content per vehicle. For example:
•Our opportunity for vehicles adopting ADAS features is expected to grow as the adoption moves from high end vehicles to mid- and lower-range vehicles. An additional benefit from ADAS is the content opportunity increase per system as new architectures are adopted. We believe that moving from today’s systems to electromechanical braking and steer-by-wire will nearly double the devices required per system.
•According to our internal estimates and third-party sources, in a standard ICE model, we believe that we have a total opportunity of approximately $39 increasing to approximately $100 of potential content in an EV.
•In a popular mid-sized 2022 model sedan shipped worldwide, our content per vehicle increased by over 50% as the vehicle model transitioned from ICE to a battery EV.
There is a similar dynamic in the industrial market, where clean energy and automation are two mega trends requiring more semiconductor content as they gain mainstream adoption. Our current sensors, motor drivers, and position sensors’ performance and reliability make them uniquely capable of delivering on customer expectations for both energy efficiency and motion control.

Competitive Strengths
The semiconductor market is highly competitive. As a leader in sensor and power ICs, we have a strong track record of winning against both established competitors and new entrants. We believe that by effectively navigating technology transitions, maintaining close customer relationships and anticipating market trends, we have established a leadership position in the automotive market and are rapidly gaining presence in our targeted industrial markets, including factory automation and clean energy. Our research and development investment strategy prioritizes directing our internal investment resources toward high-value, high-growth opportunities where we believe we can apply our competitive strengths to establish a leading position and defend that position over successive product generations. Our competitive strengths include the following:
Leading market positions
We are a market share leader in magnetic sensor ICs. We believe that we can continue to increase our market presence and that our continued innovation in proprietary sensor and power IC technologies will enable us to establish leadership positions for new products in existing and emerging applications. For example, as a result of our sensor IC leadership in ICE, we have been able to establish a footprint in the emerging HEV and EV market and in ADAS. Growth in electronics in these applications is outpacing total vehicle growth and contributing significantly to the increasing semiconductor content per vehicle. As a proven automotive supplier, with high application content per vehicle in internal combustion and comfort systems, we have established a position in these high-growth ADAS and EV applications that we believe will result in a substantial increase in our content per vehicle progressively over the next decade. Our average product life cycle is 10 years or more, and we believe that product longevity and our ability to compete in our target markets will enable sustained growth over a long period.
Established technology leadership, strong intellectual property and system-level expertise
We believe our technology leadership is based on our strong intellectual property portfolio in analog mixed-signal circuit design, our sensor and power IC process technology innovations, and our intelligent packaging expertise. Additionally, we believe our system-level knowledge resulting from close customer collaboration enables us to understand our customers’ specific system requirements and more quickly and effectively develop advanced solutions to meet their needs. For example, our innovations in Hall-effect and xMR sensor ICs include assemblies with integrated magnets and optimized silicon design to enable precise robust performance in high-temperature and high-voltage environments. To date, we believe that our competitors have not been able to duplicate the resulting performance advantage. We have expanded innovations in the field of magnetic sensor ICs to the power IC market, where our solutions are developed using our proprietary 100V-capable wafer technology, which enables the efficient integration of various power circuits and proprietary motor control algorithms into one small form factor device. This reduces the solution footprint, increases system efficiency and simplifies our customers’ motor design process, all of which represent key customer requirements. In our newly acquired IGDs, our integration of an isolated DC-AC and an IGD enable an up to 50% size reduction of a PCB, and an up to 40% increase in efficiency. We believe these innovations have created tangible performance benefits in a variety of customer end products across a broad range of applications, from traditional 12-volt internal combustion engines to fully electric vehicles, autonomous vehicles, and from industrial automation to clean energy.
Broadly diversified business focused on high-value customers and end markets
Given the breadth of our customer relationships worldwide, our net sales are diversified across automotive and industrial customers, sales channels and geographies. We believe this diversity contributes to our growth opportunity by providing us early access to emerging customer applications and helping us to maintain relative stability in net sales across the business cycles common to the semiconductor industry. During economic declines, such as during the COVID-19 pandemic, our regional and target market diversification enabled us to partially offset regional or customer demand weakness. For example, recently, our presence in growing, high content electric vehicle systems has helped offset reductions in automotive production generally, and we have been able to capitalize on increased demand for clean energy infrastructure. Diversification, particularly geographically and within the automotive industry, has enabled us to continue to invest across business cycles, pursue multiple growth opportunities and employ our research and development efforts and technology expertise across multiple products and end markets.
Unlike the consumer market, automotive and industrial markets are characterized by long design cycles and rigorous quality, reliability and safety testing. These end markets often support higher relative average sales prices (“ASPs”) for similar technologies and longer product lifecycles. In addition, for many of our customers, we are among a limited number of suppliers qualified to compete for next generation product designs, and in many of our design wins, we are the sole supplier to the customer. This strong competitive position allows us to gain insight into the specifications for our customers’ evolving products and enables us to develop innovative solutions to meet their needs, providing us with multiple opportunities to secure continued business. In addition, our customer diversity and longstanding track record with key customers, particularly in the automotive market, provides us with a deep channel into which we can introduce new products. As a result, based on our internal metrics, we believe we have visibility into, and understanding of, long-term revenue trends.
Fabless, asset-lite, scalable operations with flexible, advanced manufacturing infrastructure
Over the course of our multi-year strategic transformation, including our completion of the PSL Divestiture in March 2020, we became a fabless semiconductor company, while retaining certain ownership rights in and a strategic customer relationship with PSL to enhance our security of supply. Consolidating our internal manufacturing footprint, leveraging our supplier partners, and focusing on product innovation and customer solutions has contributed to improving our historical gross margins over the last several years from a 40% range to the 56% range today. Becoming a fabless semiconductor company has also enabled us to access the technology base available through partnerships with strategic contract semiconductor wafer fabrication plants (“fabs”) to which we bring our advanced proprietary processes. Wafers using our proprietary fabrication processes are very often manufactured at multiple wafer foundries, sometimes on dedicated, customized tools. We believe this strategy will provide us with enhanced security of supply. Our major fab partners currently include PSL, United Microelectronics Corporation (“UMC”) and Taiwan Semiconductor Manufacturing Company (“TSMC”). We believe that we have developed a flexible and efficient manufacturing model that will continue to reduce our capital requirements, lower our operating costs, enhance reliability of supply and support our continued growth in future periods.
We have successfully reduced our manufacturing footprint by approximately half over the last three years as we optimized our manufacturing capabilities in packaging through a mix of internal and external capacity. In addition, the closure of the AMTC Facility as of March 2021 reduced our remaining manufacturing square footage by approximately an additional 45%. In addition to the implementation of our fabless, asset-lite scalable manufacturing strategy, we believe the AMTC Facility closure as part of our manufacturing footprint optimization strategy further enhanced our gross margins. Our primary internal assembly and test facility based in Manila, Philippines (the “AMPI Facility”) provides high-volume production capacity while facilitating the protection of our proprietary process technology, particularly for the assembly and testing of our magnetic sensor products. Additionally, we make use of other third-party assembly and second-source manufacturers for industry standard packaging. We are certified under IATF 16949:2016, the automotive sector-specific quality management system standard, and are a major supplier to automotive manufacturers world-wide, who are recognized as having very stringent quality standards with respect to safety and reliability. We also have qualified and use external assembly to enable flexible capacity utilization and technology access.
Well-positioned to access the global automotive and industrial markets
We have an extensive sales, distribution, technical and quality support network in the U.S., Europe and Asia to support the direct distribution of our products. We believe we are well-positioned to expand our business in all of these markets, particularly in the automotive and industrial automation markets.
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
Invest in research and development that is market-aligned and focused on targeted portfolio expansion
We believe that our investments in research and development in the areas of product design, automotive-grade wafer fabrication technology and IC packaging development are critical to maintaining our competitive advantage. In both the automotive and industrial markets, major technology shifts driven by disruptive technologies are creating high-growth opportunities in areas such as e-Mobility, clean energy and automation. We believe the convergence of requirements for intelligence and energy efficiency within these emerging markets is directly aligned with our core competencies. Our knowledge of customers’ end systems has driven an expansion of our sensor IC and power solutions to enable these new technologies. By aligning our research and development investments with disruptive technology trends while undergoing a rigorous ROI review, we believe we can deliver an attractive combination of growth and profitability.
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
Invest to lead in chosen markets and apply our intellectual property and technology to pursue adjacent growth markets
We intend to continue to invest in technology advancements and our intellectual property portfolio to maintain the leading market share position in magnetic sensor ICs and achieve leadership positions in power ICs within our target markets. We believe we can maximize our investments by leveraging our proven technology and existing research and development, sales and support efforts to take advantage of synergistic opportunities in new, adjacent growth markets. For example:
•We target our patented sensor IC, and power-related intellectual property to address increasing electronics content in automotive applications based on the increasing adoption of electric powertrains and advanced safety systems for semi-autonomous and autonomous vehicles.
•We are investing in advanced current sensor IC and sensor-less motor control technologies to target industrial clean energy applications where we believe the trend towards increasing energy efficiency provides an opportunity to apply our rich history of innovation to rapidly accelerate our growth.
•We are aligning our application domain knowledge, sensor design skills and power management and motor control algorithm expertise to capitalize on the trend towards increasing automation and electronics content inherent in the industrial automation transformation.
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
Continue to improve our gross margins through product innovation and cost optimization
We strive to improve our profitability by both rapidly introducing new products with value-added features and reducing our manufacturing costs through our fabless, asset-lite manufacturing model. Over the last several years, we have improved our gross margin from a 40% range historically to the 56% range. We expect to continue to improve our product mix by developing new products for growth markets where we believe we can generate higher ASPs and/or higher gross margins. We also intend to further our relationships with key foundry suppliers to apply our products and applications knowledge to develop differentiated and cost-efficient wafer processes and packages. We believe we can reduce our manufacturing costs by leveraging the advanced manufacturing capabilities of our strategic suppliers, implementing more cost-effective packaging technologies and leveraging both internal and external assembly and test capacity to reduce our capital requirements, lower our operating costs, enhance reliability of supply and support our continued growth. We intend to continue to choose the industry’s leading manufacturing partners to maintain the quality of our products for the automotive market, to ensure continuity of supply and to best protect our intellectual property.
Selectively pursue acquisitions and other strategic transactions
We evaluate and selectively pursue acquisitions and transactions as an integral part of our strategy to supplement organic growth. Acquisitions should accelerate our growth in strategic e-Mobility and industrial markets, extend or enhance our existing technology expertise, and leverage our existing sales channels.
Maintain sustainability efforts
We intend to continue to innovate with purpose, aiming to help address critical global challenges related to energy efficiency, vehicle emissions and clean and renewable energy with our sensing and power management product portfolio. In addition, we strive to operate our business in a socially responsible and environmentally sustainable manner, and with the goals of maintaining a dedication to social responsibility in our supply chain and disclosing the environmental impact of our business operations.
We identified five goals that help to inform our ESG strategy: (1) maximize the positive impact of our products, (2) build a diverse and innovative workforce, (3) minimize our impact on the planet, (4) engage our supply chain to advance sustainability, and (5) cultivate opportunities in local communities.
Company Products and Solutions
Our product portfolio includes over 1,000 products across a range of high-performance analog mixed-signal semiconductors.
We apply our deep technology know-how to deliver magnetic sensing IC and power IC solutions to:
•Sense speed, position, and current to enable electric powertrains, improve vehicle fuel efficiency and CO2 emissions, enable safer cars through ADAS safety features, and enhance factory automation and clean energy systems;
•Regulate systems to improve safety and power efficiency and ultimately reduce solution size; and
•Drive motors through our advanced, proprietary algorithms that provide industry leading reliability and energy efficiency, with minimal audible noise and vibration.
Magnetic Sensor ICs
We offer what we believe to be the industry’s leading portfolio of integrated magnetic sensor ICs. Our solutions are based on our monolithic Hall-effect and xMR technology that allows customers to develop contactless sensor solutions that reduce mechanical wear and provide greater measurement accuracy and system control. Our portfolio of magnetic sensor ICs includes the following:
•Current Sensor ICs: Current sensor ICs provide output signals proportional to the overall strength of a magnetic field created by a current carrying conductor. We have developed a broad portfolio of current sensors to meet multiple voltage and application needs for our customers. Current sensor ICs are used to improve energy efficiency in a broad range of applications, on-board chargers, DC-DC converters, inverters, industrial motors, solar inverters, and EV charging infrastructure.
•Position Sensor ICs: Position sensor ICs provide an analog or digital voltage output that measures the intensity of a magnetic field, thereby establishing a precise position. In automotive applications, our position sensor ICs are used to improve safety applications such as ADAS power steering and braking systems, mild HEV powertrain systems such as the shaft position of a starter generator and ICE powertrain systems such as clutch and fork position in advanced transmissions. Our TMR Angle Sensor ICs offer high resolution position feedback and the safety diagnostics required for adoption in advanced ADAS motor position applications.
•Speed Sensor ICs: Speed sensor ICs detect and process the magnetic fields created by a rotating gear tooth or ring magnet with the output being a digital reading proportional to speed. These sensor ICs are used in camshaft/

crankshaft and transmission systems and employ proprietary algorithms for high accuracy, leading to reduced CO2 emissions and improved fuel economy of combustion engines. Additionally, xMR wheel speed sensors play an important role to increase the safety of ADAS braking systems.
Power ICs
Our power IC portfolio is comprised of high-temperature and high-voltage capable motor driver ICs, regulator power management ICs, LED driver ICs and high-voltage IGDs, which allow our customers to design safer, smaller and more power-efficient systems. We employ embedded algorithms that simplify system-level design, reduce audible noise, and increase start-up reliability in BLDC motors and fans. Our portfolio of power ICs includes the following:
•Motor Driver ICs: Motor driver ICs contain the power drivers and the sequencing logic to drive the coils of a variety of motors. Our motor driver ICs utilize embedded algorithms to improve energy efficiency and motion control in HEV and EV systems, automotive fans and pumps, data center cooling fans, automation and home appliances.
•Regulator and LED Driver ICs: As the industry transitions to more highly integrated products, our portfolio of regulator ICs, and power management ICs (“PMICs”) is used extensively in under-hood automotive ADAS and powertrain systems. Our LED driver ICs and modules are used in smart lighting systems to improve system safety, efficiency and size.
•Isolated Gate Drivers: These devices combine isolated DC-DC and IGDs into a single package. They are designed to complement GaN and SiC switches in high-efficiency power conversion systems. Our IGDs enable an application that is smaller and more efficient than the competing solutions, helping to shrink PCBs and reduce total system size.
Examples of our IC products and their applications in end markets are set forth in the following table.

	Automotive Market IC Solutions	Industrial Market IC Solutions	Other Market IC Solutions
PRODUCTS	• Current sensors	• Current sensors	• Current sensors
	• Position sensors	• Position sensors	• Position sensors
	• Speed sensors	• Speed sensors	• Motor drivers
	• LED drivers	• LED drivers	• Regulators
	• Motor drivers	• Motor drivers
	• Regulators and PMICs	• Regulators
	• Isolated gate drivers	• Isolated gate drivers

APPLICATIONS	• Electric motor powertrain and charging systems for EV	• EV charging infrastructure	• Smart home/IoT
	• ADAS, active safety, including steering and braking systems	• Solar power generation, storage, and distribution	• PC printers and peripherals
	• Engine management and transmission systems	• Factory automation equipment	• Personal electronics
	• Comfort and convenience including in-cabin motors, HVAC, infotainment, LED lighting	• Industrial motors	• Energy Star household appliances including white goods
	• Passive safety including seatbelt switches, wipers, door/window sensors, seat position, suspension	• Data center and 5G infrastructure
• Personal mobility
Environmental, Social and Governance Initiatives

Our commitment to ESG is intrinsic to our core value of “Innovation with Purpose” and is directly aligned to our corporate strategy and growth plans. As we expand the reach and influence of our products, we have an important opportunity to make a positive impact on our people, communities, and the planet. Our innovators and teams are not only focused on solving customer challenges like reducing emissions, making applications more energy efficient, and harnessing renewable energy, but they are also looking inward, imagining ways we can enhance our impact on the communities where we live and work. We strive to develop intelligent solutions that help to move the world toward a safer and more sustainable future. We are guided by our signature ESG initiative to maximize the positive impact of our products. We believe our ICs help address global challenges related to CO2 emissions, energy efficiency and clean, renewable energy in a variety of applications, for example:

•Reduced vehicle emissions and improved fuel economy for internal combustion engines. Our magnetic speed sensor ICs are used in combustion engines to reduce CO2 emissions and improve fuel economy by providing gear speed and position information necessary to improve engine performance. For example, we are a leading provider of specialized crankshaft speed sensor ICs needed to operate the stop/start engine systems designed to reduce emissions through improved efficiency. Our magnetic speed and position sensor ICs, motor driver ICs, and PMICs are used in advanced, high-efficiency vehicle transmissions. These ICs sense the position of gears and clutches, regulate power to the sensors and control electronics, and drive the actuators needed to operate high-efficiency eight to 10-speed transmissions.
•Energy efficiency in hybrid and fully electric vehicles. Our “lossless” magnetic current sensor ICs are used to accurately measure and control electric current flowing in EV powertrains, improving the energy efficiency of the electric vehicle. In many electric cars, 10 to 20 total current sensor ICs are used in vehicle inverter, DC/DC converter, and on-board-charging systems. In addition, our power IC products improve energy efficiency and motion control in mild hybrid cars, where our 100V wafer technology is ideal for use when driving 48-volt motors or powering electronics from the internal 48-volt battery.
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
The Company is a member of the Responsible Business Alliance (RBA), the world’s largest industry coalition dedicated to corporate social responsibility in global supply chains. The Company’s subcontractors and direct materials suppliers are required to be ISO 14001 and ISO 450001 certified (or comparable) and must complete and sign the Company’s supplier requirements. The Company has also established an internal ESG Steering Committee that provides oversight of ESG risks and opportunities, guides the Company through our multi-year emissions reduction plan, and works to ensure suppliers comply with the Company’s commitment to global sustainability.
As part of the Company’s commitment to reduce the environmental impact of our products throughout the lifecycle, we are investing in innovation as well as measuring and tracking emissions, waste, and water usage across facilities. The Company has implemented several energy, water, and waste reduction projects across our facilities and established an environmental policy, climate change policy, and water policy. We are also taking steps to actively manage the carbon footprint of our operations (i.e., our Scope 1 and 2 emissions) and have participated in the CDP (formerly the Carbon Disclosure Project) questionnaires on climate change and water security since 2018. We also strive to adhere to international standards and regulations regarding manufacturing and business procedures and product composition.
Sales, Marketing and Customer Support
We sell our products worldwide through multiple sales channels, including through our direct sales force and through distributors and independent sales representatives, which resell our products to numerous end customers. We have a geographically diverse mix of sales. Our net sales made to distributors accounted for approximately 39.3%, 36.8% and 37.3% of our net sales in fiscal years 2023, 2022 and 2021, respectively, excluding our distribution relationship with Sanken in Japan, which represented approximately 16.5%, 19.4% and 17.7% of our net sales in fiscal years 2023, 2022 and 2021, respectively. Sales to our largest, non-affiliated distributor accounted for 10.8%, 11.0%, and 11.4% of our net sales in fiscal years 2023, 2022 and 2021, respectively. As of April 1, 2023, we have transitioned the distribution of our products in Japan from Sanken to third-party distributors and direct to end customers.

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
We maintain an internal marketing organization that is responsible for increasing our brand awareness and promoting our products to prospective customers. This includes the creative management of our website, market research and analytics, and development of demand generation strategies and materials, such as product announcements, press releases, brochures, training and videos, as well as securing thought leadership through published technical and trend articles and advertisements, and active engagement in key industry events.
Customers
We sell our products to major global OEMs and their key suppliers, primarily in the automotive and industrial markets. We sold to more than 10,000 end customers, directly and through distributors, during each of fiscal years 2023, 2022 and 2021. Approximately half of our net sales during each of fiscal years 2023, 2022 and 2021 were derived from sales to our top 20 customers, which includes distributors. We believe that no end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal years 2023, 2022 and 2021.
Research and Development Strategy
We are a technology company, and we believe our future success depends on our ability to rapidly develop and introduce differentiated new products in our target markets. As a result, we are committed to investing in our process and product development capabilities and focusing our engineering efforts on designing and introducing new application-specific products, developing new semiconductor process and packaging technologies, enhancing design productivity and evaluating new technologies. Our research and development investments are subject to a rigorous ROI review to ensure alignment with our growth and profitability targets. We believe that by effectively applying these resources, we have developed proprietary innovations and intellectual property that will give us an early lead in our target markets and will enable accelerated growth over time.
Over the last 10 years, we believe we have been instrumental in achieving fundamental developments that have enabled a number of key technology transitions in the automotive and industrial markets. We believe we are one of very few suppliers in the semiconductor industry to integrate proprietary motor control algorithms into our motion control devices to achieve optimized BLDC motor performance, we remain one of the few suppliers that has developed multiple packaging technologies capable of operating up to 175 degrees Celsius and including passive components and high current conductors required to make high efficiency, high voltage current sensor products, and we were one of the first in our industry to develop automotive grade xMR technology on silicon wafers, which enabled breakthrough advances in product performance. This advanced technology is a key enabler across all of our strategic focus areas in the automotive and industrial markets as more of the e-Mobility and clean energy markets transition to xMR.

We augment our internally generated intellectual property through a mix of licensed intellectual property, partnering with industry experts, and through acquisitions. For example, we acquired our IGD business through an acquisition in fiscal year 2022. This acquisition will expand our serviceable available market in EV and clean energy.
Our global team of highly skilled engineers has extensive semiconductor development experience, including expertise in analog design, test and process technology. As of March 31, 2023, we had approximately 655 employees dedicated to research and development, with centers in the United States, Europe, South America, and Asia. Our engineering team has contributed to nearly doubling our intellectual property portfolio over the last three years, further strengthening our position in our target markets.
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
Our focus on meeting or exceeding the stringent automotive market safety and reliability requirements is fundamental to our research and development process. We anticipate that we will continue to make research and development investments in order to enhance our leadership position and expand our markets with innovative, high-quality products and services (as exemplified through our acquisition of Heyday). In addition, our board of directors has a standing R&D and Strategy

Committee, whose purpose is to provide guidance to management on various technological choices and research and development priorities to assist in implementing our strategic direction.
Process and Packaging Technology
Our product and technology development engineers have long-established expertise in designing mixed signal power ICs and magnetic sensor ICs using proprietary semiconductor process technologies and intelligent packaging. We consider these capabilities to be strategically important because they allow us to create complete system products and highly integrated solutions that meet the quality and robustness requirements of our most stringent automotive customers and applications. These have the benefit of advancing the feature, function and cost of ownership of our devices relative to those of our competitors. For example, we released a unique 100V- and 175-degree Celsius capable BCD wafer technology designed to handle automotive voltage and temperature transients while also integrating high-density logic circuits and electrically erasable programmable read-only memory to enable configurable and embedded algorithms, and various Hall-effect and xMR transducer technology on the same silicon wafer. These technologies are fundamental to the transition from 12-volt to 48-volt power supply required in the rapidly emerging mild HEV and EV markets, and to the next generation of ADAS systems. We are in the process of applying these capabilities to the industrialization of our IGD portfolio.
In choosing the process technology to be used to manufacture a new product, we seek to optimize the match between the process technology and the desired performance parameters of the product for our customers. Our current strategic semiconductor process innovations include the following:
Automotive Quality and Safety
We have developed, characterized and qualified our wafer and package technologies to meet or exceed the rigorous automotive requirements that our customers demand. Robust development processes and guidelines have resulted in devices capable of exceeding the requirements of AEC Q100 Automotive Grade 0 of 150 degrees Celsius, and our field failure rates are consistent with or better than customer requirements.
Integrated Transducers
One of our fundamental innovations is the integration of magnetic transducers and complementary metal oxide semiconductor circuitry into one piece of silicon to create a complete, fully integrated system. Hall-effect elements are implanted in silicon providing robust and low noise solutions that are optimized for stress and temperature effects. Thin film, high-resolution xMR transducers are deposited directly on top of the CMOS circuitry creating a more reliable solution than multi-chip solutions by reducing interconnects and solution area. To achieve the highest level of Automotive Safety Integrity Level (“ASIL”), we are able to integrate xMR and Hall-effect transducers onto the same silicon to produce heterogeneous solutions capable of performing reliably in the most demanding automotive environments.
High-Voltage Technology
Our intellectual property developed over years of experience in automotive applications includes advanced mixed-signal integration of high-voltage solutions with our high-precision analog designs. For example, our innovative wafer technology enables high-voltage power transistors to be combined with embedded digital logic and precision analog circuits on a monolithic motor control IC. This enables a number of application-specific advancements, including taking the complex algorithm development in motor drivers into the IC, vastly reducing our customers’ design complexity and creating the most efficient and quietest solutions in the market. Similar benefits exist for our sensor products through monolithic integration of transducers with precision analog circuits and intelligent signal processing on a high-voltage IC that can be powered from a 12-volt vehicle battery.
Advanced, Small Form Factor Integrated Packages
We continue to combine circuit design and process innovation with novel packaging solutions that improve performance and reliability while reducing solution footprint and our customers’ cost of ownership. Two decades of sensor package innovation have led to the development of a family of integrated systems in a package for magnetic current, position and speed sensor ICs as well as power systems. By integrating a combination of a magnet, magnetic core, passive components, and our silicon integrated circuit in a single body, we are able to offer inventive magnetic sensors that reduce our customers’ needs to design complex magnetic models or complex interface circuits, solve electrical interference issues with external PCBs, and enable smaller and more cost-effective customer systems. The current sensors integrate specially designed lead frames to allow a high-precision, factory programmed single package solution that provides a unique high-efficiency and high-voltage isolation product and can sense current for products plugged directly into a household electrical outlet or connected to an 800-volt automotive battery. Years of design and manufacturing refinement have led to the latest generation of power products that integrate passive components and power delivery into small packages to reduce PCB footprint and reduce noise in high-power systems. We also believe we are one of only a few companies in our industry that have developed a broad portfolio of packages that are suitable for operation in automotive environments and 175-degree Celsius temperatures.
Intellectual Property
We consider the strength of our intellectual property portfolio to be a significant competitive advantage. Our intellectual property includes patented inventions, trade secrets, accumulated technical know-how and trademarks. As of March 31, 2023, we owned 1,371 patents, including 742 active U.S. patents (with expiration dates between 2023 and 2042), with an additional 357 pending patent applications, including 154 U.S. patent applications.
We market our products worldwide under the “Allegro” name. We either hold or have applied for trademarks in all jurisdictions where we do significant business.
Competition
The semiconductor industry, particularly the market for high-performance analog mixed-signal semiconductors, is highly competitive. Although no one company competes with us across all of our product lines, we face significant competition within each of our business areas from both domestic and international semiconductor companies. Our primary magnetic sensor and power IC competitors are other semiconductor design and manufacturers, such as Analog Devices, Infineon, Melexis, Monolithic Power Systems, TDK Micronas, and Texas Instruments.
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
Seasonality
Our business exhibits some seasonality. Historically, our net sales have generally been higher in the second half of the fiscal year than in the first half. However, various factors, such as market conditions, new product introductions and the supply chain environment, can impact the effects of seasonality on our business.
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

As of March 31, 2023, we employed 4,687 full-time employees, including 655 in research and development, 3,578 in manufacturing (the overwhelming majority located at our AMPI Facility in the Philippines), 221 in sales and marketing and 233 in general and administrative. We consider our relationship with our employees to be good, as we have never experienced a labor-related work stoppage. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.
The success and growth of Allegro’s business is dependent in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. For our research, engineering and production management positions, we require employees with university and graduate-level degrees. As of March 31, 2023, 1,977 of our employees held university and graduate-level degrees, of which 876 of these employees were located outside of our factory locations. Globally, the demand for employees with such levels of education is high and competitive.
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
•All non-sales employees participate in one of our annual cash incentive programs, allowing them to share in the profitability and business performance of Allegro. We also generally provide equity grants globally and an employee stock purchase plan to salaried employees consistent with geographic compensation practices and subject to regulatory compliance. In the U.S., we offer an employee stock purchase plan to our non-executive employees, which allows them to purchase shares of Allegro stock at a discounted price. These programs each further align our employees’ financial interests with the performance of the business and the interests of our stockholders.
•We generally provide annual compensation increases and incentive awards based on business and individual performance.
•All customer-facing positions participate in our annual sales incentive plan, allowing them to earn additional cash incentives based on the achievement of specific sales metrics.
•We purchase compensation data from external compensation and benefits consulting firms to allow us to ensure we provide competitive compensation in each of the geographic locations in which we operate.
•We align our executives’ annual and long-term equity compensation with our stockholders’ interests by linking realizable pay with Allegro’s stock performance and other key business and financial operating metrics.
•We provide comprehensive benefit options designed to retain our employees and support their families in all areas of health and wellness.
Employee recruitment, retention and development. Allegro works diligently to attract the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with world-class colleges and universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find diverse, motivated and responsible employees. We believe we have made strides to increase diversity in management positions, while building internal resources to support future leadership openings. Allegro has a strong employee value proposition that leverages our technology leadership, collaborative working environment, shared sense of purpose and culture, and the desire to do the right thing to attract talent to our Company. In fiscal 2023, we hired approximately 1,103 new employees.
We closely monitor employee turnover rates, as our success depends upon retaining and investing in our highly trained manufacturing and technical staff. Allegro strives to decrease voluntary turnover rates and thereby increase employee tenure by ensuring a combination of competitive compensation, individual developmental opportunities and personal career enrichment and growth. We strive to provide an inclusive culture where employees can come to work and achieve their personal best. We provide a Flex@Allegro program to allow our employees the opportunity to decide where and how work gets accomplished. This flexible work arrangement enables our employees to achieve better work and life balance, and helps us to attract and retain talent. We believe our retention at the technical, professional and managerial levels is high.

Diversity, Equity and Inclusion. We are committed to cultivating a diverse workforce composed of individuals with different backgrounds, passions, and skillsets, as we work together to innovate with purpose. We understand that a holistic commitment to diversity necessitates more than recruiting diverse talent – it requires the cultivation of a workforce that is safe, creative, and collaborative, and where there are equitable opportunities for every employee. We established a DEI Council that globally represents our workforce and helps guide our DEI efforts and expand our DEI roadmap. We established two new employee resource groups (ERGs), Early Career and Women@Allegro. We have organizational metrics to monitor senior leadership, management, hiring and technical hiring by gender globally. We measure our population and hiring by race and ethnicity in the U.S.
Information about our Executive Officers. The following table sets forth certain information regarding our executive officers as of May 25, 2023:

Name	Age	Position with the Company
Vineet Nargolwala	50	President and Chief Executive Officer, Director
Derek P. D'Antilio	51	Senior Vice President, Chief Financial Officer and Treasurer
Sharon S. Briansky	49	Senior Vice President, General Counsel and Secretary
Michael C. Doogue	47	Senior Vice President, Chief Technology Officer
Max R. Glover	41	Senior Vice President of Worldwide Sales
Suman Narayan	51	Senior Vice President, Products
Joanne M. Valente	58	Senior Vice President and Chief Human Resources Officer
Vineet Nargolwala has served as our President and Chief Executive Officer and as a member of our board of directors since he joined Allegro in June 2022. Mr. Nargolwala is a technology executive with over 25 years of global executive leadership experience. Prior to joining Allegro, Mr. Nargolwala previously served as Executive Vice President of Sensing Solutions at Sensata Technologies, a leading industrial technology company that develops sensors and sensor-based solutions for the automotive, heavy vehicle and off-road, industrial, and aerospace industries, from March 2020 to May 2022. Mr. Nargolwala joined Sensata as Vice President, Sensors Americas in February 2013 and was later promoted to Senior Vice President, Performance Sensing, North America, Japan and Korea in April 2016. In February 2019, he was appointed Senior Vice President, General Manager, Global Safety & Mobility, and in September 2019, he was appointed Senior Vice President, Sensing Solutions. Prior to Sensata, he was with Honeywell International Inc. for over nine years in business strategy and P&L leadership roles of increasing responsibility. Prior to Honeywell, Mr. Nargolwala was at Nortel Networks in product management and engineering roles. Mr. Nargolwala holds a Bachelor’s degree in Electrical Engineering from Maharaja Sayajirao University in Baroda, India, a Master’s degree in Electrical Engineering from the University of Texas and a Master of Business Administration from Cornell University.
Derek P. D’Antilio has served as our Senior Vice President, Chief Financial Officer and Treasurer since he joined Allegro in January 2022. Prior to joining Allegro, Mr. D’Antilio served as the Chief Financial Officer of a Summit Partners Portfolio Company and helped lead the sale and recapitalization of the company. From February 2019 to March 2021, he served as the Chief Financial Officer of IDEX Biometrics, a publicly traded and global fabless semiconductor company, where he played an instrumental role in leading a Nasdaq listing and preparing the company to scale its production. Prior to IDEX Biometrics, Mr. D’Antilio spent eight years at MKS Instruments, a global equipment and service provider to semiconductor and industrial markets and held numerous leadership roles, including Vice President & Corporate Controller, where he oversaw global accounting and reporting, FP&A, and treasury. Earlier in his career, Mr. D’Antilio was a CPA in public accounting and served as an audit manager at PricewaterhouseCoopers LLP. Mr. D’Antilio holds a B.S.B.A. in Accounting from Salem State University and an M.B.A. from Babson College.
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
Michael C. Doogue has served as our Senior Vice President, Chief Technology Officer, since being named as the Company’s first Chief Technology Officer in September 2022. Mr. Doogue joined Allegro in 1998 as a Design Engineer facilitating the development of Allegro’s innovative speed and current sensor ICs. Mr. Doogue has also served in various leadership positions at Allegro, including as Design Manager from 2002 to 2006, Director of Strategic Marketing from 2006 to 2011, Business Unit Director of Linear Current Sensors from 2011 to 2016, Vice President of Advanced Sensor Technologies from 2016 to 2019, and as Senior Vice President of Technology and Products since from 2019 to 2022. Mr. Doogue holds over 75 U.S. patents in the areas of sensors and semiconductors. Mr. Doogue received a B.A. in Physics from Colby College in 1997 and a B.E. in Electrical Engineering from Dartmouth College in 1998. In 2007, Mr. Doogue completed the Stanford Executive Program at the Stanford University Graduate School of Business.
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
Suman Narayan was appointed Senior Vice President, Products, in September 2022. Prior to that, he served as Vice President, Sensor Business Unit, since joining the Company in January of 2021. Before joining Allegro, Mr. Narayan was Senior Vice President and General Manager, Semiconductor and Embedded Systems, for Cyient, Inc., a global engineering, manufacturing, and digital technology solutions company, from 2016 to 2021. Prior to that, he served as Vice President and General Manager, High-Performance Smart Power, for ON Semiconductor Corporation from 2014 to 2016 and held roles of increasing seniority with Texas Instruments Inc. from 1995 to 2014. Mr. Narayan holds an M.B.A., from The University of Texas, an M.S. in Electrical Engineering and Biomedical Engineering, from Iowa State University, and a B.S., Electrical, Electronics and Communications Engineering from PSG College of Technology, in Coimbatore, Tamil Nadu, India.
Joanne M. Valente has served as our Senior Vice President and Chief Human Resources Officer (“CHRO”) since May 2022. Prior to her promotion, Ms. Valente served as the Company’s Vice President and CHRO from October 2020 to May 2022. Prior to that, she served as Director, Global Human Resources/Senior Human Resources Business Partner when she joined the Company in 2018. Prior to Allegro, Ms. Valente worked at Analog Devices, serving in a variety of global Human Resources Director roles across Sales, Marketing, Engineering and Talent Acquisition from 2007 to 2018. Additionally, Ms. Valente has held various Human Resources leadership positions during her career with IBM, Lotus Development Corp. and Digital Equipment Corporation, working across multiple high-tech industries. Ms. Valente earned her Bachelor’s degree in Management from Lesley University in Cambridge, MA, in 1992.
Environmental and Occupational Health and Safety Regulation
We are committed to protecting the environment and the health and safety of our employees, customers, and communities. Our Environmental Health and Safety (EHS) Policy outlines policies and training programs that are designed to promote and protect employee safety. Our EHS teams oversee workplace conditions for our employees. All Allegro EHS policies and procedures are developed in accordance with applicable laws and regulations. Our AMPI Facility is certified to ISO 45001 for environmental management and ISO 45001 for occupational health and safety.
Our operations are subject to various federal, state, local, international and non-U.S. laws and regulations governing pollution and environmental protection, including those relating to hazardous and toxic materials, product composition and the investigation and cleanup of contaminated sites, including sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. In addition, we may be strictly liable for joint and several costs associated with investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws and regulations. We are also subject to various federal, state, local, international and non-U.S. laws and regulations relating to occupational health and safety. Any failure on our part to comply with these laws and regulations may subject us to significant fines or other civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits. In addition, in the event of an incident involving hazardous materials, we could be liable for damages and such liability could exceed the amount of any liability insurance coverage and the resources of our business. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business.
We face increasing complexity in our product design and procurement operations due to the evolving nature of environmental laws regulations and standards, as well as specific customer requirements. These laws, regulations and standards have an impact on the material composition of our products entering specific markets. For example, the European Union (“EU”) adopted its Restriction of Hazardous Substance Directive (“RoHS”) in 2003 and continues to develop evolving compliance standards, with its most recent restrictions announced as part of RoHS 3, which took effect in July 2019. The EU also adopted the European Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals in 2007,

which calls for the progressive substitution of dangerous chemicals in manufacturing. In 2006, China first published its RoHS equivalent, the Administrative Measures on the Control of Pollution Cause by Electronic Information Products. This regulation was revised in 2016 when China enacted the Administrative Measures on the Restrictions of the Use of Certain Hazardous Substances in Electrical and Electronic Products Regulations, which expanded the scope of the 2006 requirements and is designed to restrict additional hazardous substance in certain electrical and electronic products. In addition, any business selling products to consumers in California containing certain listed chemicals or substances is subject to California Proposition 65 (officially known as the Safe Drinking Water and Toxic Enforcement Act of 1986), which requires disclosure of the listed chemical and potential health risks. In addition to these regulations and directives, we may face costs and liabilities in connection with product take-back legislation, which holds manufacturers responsible for the collection and proper disposal of their products discarded by their customers.
Although we incur costs to comply with the provisions discussed above and other applicable federal, state, local, international and non-U.S. laws and regulations relating to environmental protection in the ordinary course of our business, such costs have not materially affected, and are not presently expected to materially affect, our capital expenditures, earnings or competitive position.
Available Information
We file annual, quarterly and current reports and any amendments to those reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Documents we file with the SEC are available free of charge on our website at https://investors.allegromicro.com/financials/sec-filings, as soon as reasonably practicable after such material is filed with the SEC. The information included on or available through our website is not part of this or any other report we file with the SEC. Any document that we file with the SEC is available on the SEC’s website at www.sec.gov.
Item 1A. Risk Factors.
An investment in our common stock involves risks. You should consider these risks carefully, as well as the other information contained in this Annual Report. If any of these risks occurs or increases in scope or severity, our business, financial condition and results of operations could be harmed materially. In that event, the trading price of our common stock might decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes. Additional risks and uncertainties not presently known to us or not believed by us to be material may also negatively impact us.
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
•reliance on a limited number of third-party semiconductor wafer fabrication facilities and suppliers of other materials for our production;
•failure to adjust our purchase commitments and inventory management based on changing market conditions or customer demand;
•shifts in our product mix or customer mix may result in declines in gross margin;
•the cyclical nature of the semiconductor industry may limit our ability to maintain or improve profitability;
•we are vulnerable to downturns or disruptions in the automotive market given our customer base;
•decreases in average selling prices of our products and increases in input costs may reduce gross margins;
•third-party wafer fabrication facilities may encounter sustained yield problems, disruptions, or other delays in the final assembly and test of our products which may reduce sales and damage customer relationships;
•our quarterly net sales and operating results are difficult to predict accurately and may fluctuate significantly from period to period;
•our dependence on our manufacturing operations in the Philippines exposes us to certain risks that may harm our business;

•a significant portion of our net sales is generated through distributors;
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
•changes in government trade policies, including export restrictions and tariffs;
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
•provisions of our Certificate of Incorporation and Bylaws and under the DGCL may prevent or discourage a takeover;
•our inability to design, implement or maintain effective internal control over financial reporting;
•the changes in tax rates or the issuance of new tax legislation;
•sustained inflation could negatively impact our business;
•disruptions in the banking and financial sector could limit our or our partners’ ability to access capital and borrowings or result in losses of uninsured deposits; and
•climate change presents physical, transition, and litigation risks that could disrupt our business operations and force us to incur increased costs and expenses.
Risks Related to Our Business and Industry
Downturns or volatility in general economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Our net sales, gross margin, and profitability depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Weaknesses in the global economy and financial markets, including resulting from the COVID-19 pandemic or the onset of a recession, may lead to lower demand for products that incorporate our solutions, particularly in the automotive and industrial markets. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to obtain credit and otherwise meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our net sales, financial condition and results of operations could be negatively affected by such actions.
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
In addition, any disruption in the credit markets, including as a result of the ongoing COVID-19 pandemic or the onset of a recession, could impede our access to capital, which could be further adversely affected if we are unable to obtain or maintain favorable credit ratings. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials we need to manufacture our products. All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity.
We face intense competition and may not be able to compete effectively, which could reduce our market share and decrease our net sales and profitability.
We are in an intensely competitive segment of the global semiconductor industry. Our competitive landscape includes rapid technological change in product design and manufacturing, continuous declines in ASPs, and customers who make purchase decisions based on a mix of factors of varying importance, which varies from customer-to-customer and from market-to-market. Our ability to compete in this environment depends on many factors, including our ability to identify emerging markets and technology trends in an accurate and timely manner, introduce new and innovative products, implement new manufacturing technologies at a sustainable pace, maintain the performance and quality of our products, and manufacture our products in a cost-effective manner.
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
We rely on a limited number of third-party semiconductor wafer fabrication facilities and a limited number of suppliers of other materials, and the failure of any of these suppliers to supply wafers or other materials on a timely basis could harm our business and our financial results.
We currently rely on a limited number of third-party wafer fabrication facilities for the fabrication of semiconductor wafers used in the manufacture of our IC products, primarily UMC, PSL, and TSMC, and we purchase a number of key materials and components used in the manufacture of our products from single or limited sources. We depend on these foundries and other sources to meet our production needs. These foundries have limited production capacities with little ability to quickly expand capacity. From time to time we have encountered shortages and delays in obtaining wafers and other components and materials, and we may encounter additional shortages and delays in the future. For example, in early 2022, a spike in COVID-19 cases in multiple cities in China caused the Chinese government to reimpose lockdown measures, which negatively impacted our supply chains and our customers’ supply chains, as well as customer demand for our products, and these shutdowns may recur in the future. Additionally, two of our third-party wafer fabrication facilities are located in Taiwan, a location where earthquakes are commonplace, and geopolitical changes in China-Taiwan relations could disrupt their operations. Any disruption in our foundries’ supply of wafers to us may require us to transfer manufacturing processes to a new location or facility. Converting or transferring such fabrication processes from one of our primary facilities to an alternative or backup facility due to a disruption would likely be expensive and could take substantial time, given our highly complex manufacturing and fabrication processes, which incorporate our proprietary technologies. During such a transition, it is unlikely that our existing inventory would be sufficient to meet customer demand and would likely require us to incur unanticipated costs. As a result, we may not be able to meet our customers’ needs during such a transition, which would negatively impact our net sales, potentially damage our customer relationships and our reputation and may have a material adverse effect on our business, financial condition and results of operations. If we cannot supply our products due to a lack of components, including semiconductor wafers, or are unable to source materials from other suppliers or to redesign products with other components in a timely manner, our business will be significantly harmed. We do not have long-term contracts with some of our suppliers and third-party manufacturers. As a result, any such supplier or third-party manufacturer can discontinue supplying components or materials to us at any time and without penalty. Moreover, we depend on the quality of the wafers and other components and materials that they supply to us, over which we have limited control. Any one or more of our other suppliers may become financially unstable as the result of global market conditions. Moreover, our suppliers’ abilities to meet our requirements could be impaired or interrupted by factors beyond their control, such as natural disasters or other disruptions. In the event that any one or more of our suppliers is unable or unwilling to deliver us products and we are unable to identify alternative sources of supply for such materials or components on a timely basis, our operations may be adversely affected. In addition, even if we identify any such alternative sources of supply, we could experience delays in testing, evaluating and validating materials or products of potential alternative suppliers or products we obtain through outsourcing. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components or materials to us. We are also subject to potential delays in the development by our suppliers of key components, which may affect our ability to introduce new products. Any of these problems or delays could damage our relationships with our customers, adversely affect our reputation and adversely affect our business, financial condition, results of operations and our ability to grow our business.
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
Moreover, during a market upturn we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could prevent us from taking advantage of opportunities and maximizing our net sales. Our failure to adjust our supply chain volume, secure sufficient supply from our third-party vendors, including our semiconductor wafer suppliers, or estimate our customers’ demand could have a material adverse effect on our net sales, business, financial condition and results of operations.
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
The semiconductor industry, including the analog segment of the industry in which we compete, is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces, which can result in significant declines in analog semiconductor demand. We have experienced downturns in the past and may experience such downturns in the future. These downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of ASPs. Recent downturns in the semiconductor industry had been attributed to a variety of factors, including the initial onset of the COVID-19 pandemic, ongoing trade disputes among the United States and China, weakness in demand and pricing for semiconductors across applications and excess inventory. Recent downturns directly impacted our business, as was the case with many other companies, suppliers, distributors and customers in the semiconductor industry and other industries around the world, and any prolonged or significant future downturns in the semiconductor industry could have a material adverse effect on our business, financial condition and results of operations. Conversely, significant upturns can cause us to be unable to satisfy demand in a timely and cost-efficient manner and could result in increased competition for access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, including semiconductor wafers from our third-party wafer manufacturing partners, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing or new products, and our business, financial condition and results of operations could be materially and adversely affected.
Substantial portions of our sales are made to automotive industry suppliers. Any downturn or disruption in the automotive market or industry could significantly harm our financial results.
Our customers that supply various systems and components to automotive OEMs accounted for 67.6%, 69.2% and 67.4% of our total net sales in fiscal years 2023, 2022 and 2021, respectively. This concentration of sales exposes us to the risks associated with the automotive market and automotive industry. For example, our anticipated future growth is highly dependent on the adoption of autonomous driving technologies and EV powertrain vehicles, which are expected to have increased sensor and power product content. A downturn in the automotive market could delay automakers’ plans to introduce new vehicles with these features, which would negatively impact the demand for our products and our ability to grow our business. The automotive industry is also undergoing consolidation, reorganization and rapid change as a result of a shift to EVs, and changes and disruption in the automotive industry could have a material adverse effect on our business, financial condition and results of operations.
Decreases in average selling prices of our products and increases in input costs may reduce our gross margins.
The market for our products is generally characterized by declining ASPs, resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining ASPs. We anticipate that ASPs may decrease in the future in response to the introduction of new products by us or our competitors, or due to other factors, including pricing pressures from our customers. We typically conduct annual pricing negotiations for our existing products with some of our largest customers. In order to sustain profitable operations, we must continually reduce costs for our existing products and also develop and introduce new products with enhanced features on a timely basis that can be sold initially at higher ASPs. Failure to do so could cause our net sales and gross margins to decline, which would negatively affect our financial condition and results of operations and could significantly harm our business. In addition, as a result of the recent increase in semiconductor IC demand, supply chain issues, material shortages and inflation, the cost of certain materials used to manufacture our products, including for semiconductor wafers, has increased as demand has outpaced supply.
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
We operate in a highly dynamic industry, and our future operating results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly net sales and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers, for example those in the automotive industry, provide us with forecasts of their future requirements for our products, a significant percentage of our net sales in each fiscal quarter is dependent on sales that are booked and shipped during that fiscal quarter, and are typically attributable to a large number of orders from diverse customers and markets. As a result, accurately forecasting our operating results in any fiscal quarter is difficult. If our operating results do not meet the expectations of securities analysts and investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include:
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
•competitive pressures resulting in lower-than-expected ASPs;
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
•sustained inflation and disruptions in the banking and financial sector;
•the general industry conditions and seasonal patterns in our target end markets, particularly the automotive market;
•other conditions affecting the timing of customer orders or our ability to fill orders of customers including customers subject to export control or U.S. economic sanctions; and
•geopolitical events, such as war, threat of war or terrorist actions, or the occurrence of pandemics, epidemics or other outbreaks of disease, or natural disasters, and the impact of these events on the factors set forth above.
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
We rely heavily on the manufacturing operations of the AMPI Facility, which operates as our primary internal assembly and testing facility. We depend primarily on the AMPI Facility for our sensor and power products and, if this facility suspends operations, our ability to assemble and test our products could be materially impaired. Furthermore, any disruption in operations at the AMPI Facility could adversely affect our ability to meet customer demand in a timely manner, or at all, which would lead to a reduction in our net sales and may adversely affect our reputation and customer relationships, potentially resulting in longer-term harm to our business. In addition, an earthquake, fire, flood or other natural or man-made disaster, as well as a pandemic, epidemic or other outbreak of infectious disease, strikes, political or civil unrest, or any number of other factors beyond our control could also disable such facility, causing catastrophic losses. Some of these risks may become more frequent or intense as a result of climate change. Although we supplement the assembly capabilities at the AMPI Facility with several other external or independent assembly subcontractors throughout Asia, if our manufacturing operations at the AMPI Facility are obstructed or hampered, it could take a considerable length of time, at an increased cost, for us to resume manufacturing at another location, which could materially harm our manufacturing efficiency and capacity, delay production and shipments and result in costly expenditures to repair or replace this facility.
To ensure continued product manufacturing (including assembly and testing of our products), we may be required to establish or invest in alternative manufacturing facilities. Any attempt to establish or invest in alternative manufacturing facilities, however, could increase our costs, negatively affect our profitability, and limit our ability to maintain competitive prices for our products, which would negatively impact our competitive position. To our knowledge, only a few alternative manufacturing facilities have the capability to assemble and test our most advanced and complex products and if we are forced to engage such alternative manufacturing facilities, we may encounter difficulties and incur additional costs.
Accordingly, we cannot guarantee that we will be able to manage the risks and challenges associated with our dependence on the AMPI Facility, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our net sales are generated through distributors, which subjects us to certain risks.
We sell our products worldwide through multiple sales channels, including through our direct sales force, distributors and independent sales representatives, which resell our products to numerous end customers. A significant portion of our net sales are made to distributors, accounting for approximately 39.3%, 36.8% and 37.3% of our net sales in fiscal years 2023, 2022 and 2021, respectively, excluding our distribution relationship with Sanken in Japan, which represented approximately 16.5%, 19.4% and 17.7% of our net sales in fiscal years 2023, 2022 and 2021, respectively. Sales to our largest, non-affiliated distributor accounted for 10.8%, 11.0%, and 11.4% of our net sales in fiscal years 2023, 2022 and 2021, respectively. The impairment or termination of our relationships with our distributors, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations, could materially and adversely affect our ability to generate revenue and profits. Because our distributors control the relationships with end customers, if our relationship with any distributor ends, we could also lose our relationships with their customers. In addition, because our distributors do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with one of their other suppliers. Because we do not control the sales representatives and other employees of our distributors, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we may not have staff in one or more of the locations covered by our distributors, which makes it particularly difficult for us to monitor their performance. While we may take steps to mitigate the risks associated with noncompliance by our distributors, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by the sales representatives and other employees of our distributors could result in flat or declining sales in a given geographic area, reputational harm to our Company or our products, or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition to the risk of losing customers, the operation of local laws and our agreements with our distributors could make it difficult for us to replace a distributor we feel is underperforming. In addition, as discussed above, our distribution relationship with Sanken in Japan has historically accounted for a significant portion of our total net sales. As discussed in Note 20, “Related Party Transactions” to the consolidated financial statements, as of April 1, 2023 we have transitioned the distribution of our products in Japan from Sanken to third-party distributors and direct to end customers. Though we believe we will be able to build relationships with distributors in Japan, we cannot guarantee that we will be able to realize a similar level of net sales as under our historical arrangements.
Events beyond our control could have an adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to make, transport and sell products in coordination with our suppliers, customers (including OEMs), distributors and third-party manufacturers or other subcontractors is critical to our success. Damage or disruption to either our or our key suppliers or manufacturing partners’ supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, disease, fire, explosion, cyber-attacks, terrorism, pandemics, epidemics or other outbreaks of infectious disease, strikes, civil unrest, repairs or enhancements at facilities manufacturing or distributing our products or other reasons could impair our ability to manufacture, sell, and deliver products on a timely basis or at all. Climate change may also increase the frequency or intensity of certain of these risks. For more information, see our risk factor titled “Climate change presents physical, transition, and litigation risks that could disrupt our business operations and force us to incur increased costs and expenses, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.”
Other companies in our industry may be affected differently by natural disasters or other disruptions depending on the location and concentration of their suppliers, operations and customers. In addition, many of our competitors are larger companies with more substantial financial and other resources and, as a result, may be better able to plan for, withstand or otherwise mitigate the effects of any such disruption. While we may take steps to plan for or address the occurrence of any such event, we cannot guarantee that we will be successful. Our failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a wafer or packaging component is sourced from a limited number of locations or suppliers, could adversely affect our business, financial condition, results of operations and cash flows and/or require additional resources to restore our supply chain.

The effects of the COVID-19 pandemic or other health epidemics could have an adverse impact on our business, results of operations and financial condition.
Our business has been, and is expected to continue to be, adversely impacted by the effects of the COVID-19 pandemic. In addition to global macroeconomic effects, the COVID-19 pandemic and related adverse public health developments have caused, and are expected to continue to cause, disruption to our domestic and international operations and sales activities. In addition, we and our suppliers, third-party distributors, sub-contractors and customers have been, and are expected to continue to be, disrupted by worker absenteeism, quarantines and restrictions on certain of our employees’ ability to perform their jobs, office and factory closures or restrictions, labor shortages, disruptions to ports and other shipping infrastructure, border closures or other travel or health-related restrictions. Depending on the magnitude of such effects, manufacturing and product shipments could be delayed, which could materially adversely affect our business, results of operations and financial condition. Impacts to our customers’ operations and supply chains could also negatively impact our net sales. In addition, any economic downturn or recession brought on by the COVID-19 pandemic or other health epidemics could adversely affect demand for our products and impact our results of operations and financial condition. These effects, alone or taken together, could have a material adverse effect on our business, results of operations, or financial condition.
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
Our continued success will depend in large part on general economic growth and growth within our target markets in the automotive and industrial sectors. Factors affecting these markets, including reductions in sales of our customers’ products, deterioration of our customers’ financial condition, insufficient customer resources dedicated to promoting and commercializing their products, the inability of our customers to adapt to changing technological demands, design flaws in customer products, the effects of catastrophic and other disruptive events, and increased supply chain, manufacturing or production costs could seriously harm our customers and, as a result, harm us.
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
During fiscal year 2023, no end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal year 2023. However, the loss of or a significant reduction in business with a significant end customer, particularly in the automotive market, could have a material adverse effect on our net sales and, in turn, on our overall business, financial condition and results of operations.
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
Changes in government trade policies, including the imposition of export restrictions and tariffs, could limit our ability to sell products to certain customers or limit demand from certain customers, which may materially and adversely affect our sales and results of operations.
The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries and/or to certain customers, particularly in China. For example, the United States and China have imposed export restrictions related to certain semiconductors and a number of tariffs and other restrictions on items imported or exported between the United States and China, and have proposed to impose a number of additional tariffs. We cannot predict what actions may ultimately be taken with respect to export restrictions, tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The institution of export restrictions and trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for our business since Greater China accounted for the highest percentage of the Company’s total net sales in any one country in our fiscal year ended March 31, 2023.
In addition, since we manufacture our products outside the United States, new or increased tariffs on certain goods imported into the United States, if adopted, could have a disproportionate impact on our business and make our products more expensive and less competitive in domestic markets. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may, among other things, require the use of local suppliers in place of non-Chinese suppliers like us, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, which could materially and adversely impact our business, financial condition and results of operations.
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
For fiscal years 2023, 2022 and 2021, approximately 86.6%, 85.9% and 86.1%, respectively, of our net sales were to customers outside of the United States. In addition, a substantial majority of our products are assembled and tested at facilities outside of the United States. Our principal assembly and test facility is located in the Philippines at our AMPI Facility. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, including public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:
•changes in a specific country’s or region’s political, regulatory or economic conditions;

•a pandemic, epidemic or other outbreak of an infectious disease, which may cause us or our distributors, vendors and/or customers to temporarily suspend operations in the affected city or country;
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
For example, Russia’s invasion of Ukraine has led to sanctions, export controls and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. Any Russian response could also disrupt commercial and financial transactions. Further, conflict between Ukraine and Russia could adversely impact the global supply chain, disrupt our operations and/or our customers’ operations, negatively impact the demand for our products in our primary end markets or increase in cyberattacks and espionage.
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
Exports of certain of our products and other products are subject, or could be subject in the future, to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. Obtaining export licenses can be difficult, costly and time-consuming and we may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position.
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
Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and the availability of borrowings under our credit facilities and other debt, equity or other applicable financing arrangements. We believe that our existing cash resources and our access to the capital markets will be sufficient to finance our continued operations, growth strategy, and planned capital expenditures for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including:
•market acceptance of our products;
•the need to adapt to changing technologies and technical requirements;
•the existence of opportunities for expansion; and
•access to and availability of sufficient management, technical, marketing and financial personnel.
If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations and our ability to incur additional debt or engage in other capital-raising activities. Interest rates have risen significantly over the last several months and may continue to rise, making the cost of incurring new debt obligations more expensive to the Company. We have not made arrangements to obtain additional financing, and there is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow and support our business and respond to business opportunities and challenges could be significantly limited.
Our indebtedness may limit our flexibility to operate our business and adversely affect our financial health and competitive position.
As of March 31, 2023, we had $25.0 million in aggregate principal amount of debt outstanding under our Term Loan Facility (as defined herein), no debt outstanding under our Revolving Credit Facility and $50.0 million of additional borrowings available thereunder. In order to service this indebtedness, and any additional indebtedness or other long-term obligations we may incur in the future, we need to generate sufficient levels of cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient levels of cash from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.
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
Our success depends to a large extent upon the continued services of our executive officers, managers and skilled personnel, including our development engineers. From time to time, there may be changes in our executive management team or other key personnel, which could disrupt our business. Generally, our employees are not bound by obligations that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Moreover, our employees are generally not subject to non-competition agreements. Given these limitations, we may not be able to continue to attract, retain and motivate the qualified personnel necessary for our business. In addition, we recruit from a limited pool of engineers with expertise in analog mixed-signal semiconductor design, and the competition for such personnel can be intense. The loss of one or more of our executive officers or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to our product development efforts and could have a material adverse effect on our business, financial condition and results of operations. Increases in salaries in the markets in which we have employees have increased our labor costs and made it more competitive to acquire talent. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services, any of which would adversely affect our business, financial condition and results of operations.
Risks Related to our Information Technology, Intellectual Property, and Data Security and Privacy
If we are unable to protect our proprietary technology and inventions through patents, our ability to compete successfully and our financial results could be adversely impacted.
We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of March 31, 2023, we owned 1,371 patents, including 742 active U.S. patents (with expiration dates between 2023 and 2042), with an additional 357 pending patent applications, including 154 U.S. patent applications. Maintenance of patent portfolios, particularly outside of the U.S., is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business.
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
Patent assertion entities are common in the semiconductor industry, which is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights. As the Company grows and its profile and visibility increases, we may receive more or similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following:
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
If a third party causes us to discontinue the use of any of our technologies, we could be required to design around those technologies. This could be costly and time-consuming and could have an adverse effect on our financial results. Any significant impairments of our intellectual property rights from any litigation we face could materially and adversely impact our business, financial condition, results of operations and our ability to compete in our industry.
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

Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and our third-party providers may be unable to anticipate, contain or recover from future attacks or incidents in a timely or effective manner. In addition, the increase in global remote working dynamics since the onset of the COVID-19 pandemic presents additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks.
The costs to us to reduce the risk of or alleviate cybersecurity attacks, breaches and vulnerabilities could be significant. Any type of security breach, attack or misuse of data, whether experienced by us or an associated third-party service provider or in our supply chain, could harm our reputation or deter existing or prospective customers from using our products and applications, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations, divert management focus away from other priorities, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws. Moreover, any such compromise of our information security or IT Systems could result in the misappropriation or unauthorized publication of our Confidential Information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers also may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liabilities for customer claims, regulatory investigations and fines, litigation (including class actions), and increased costs of remediation and compliance. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. While we maintain various insurance policies, we cannot be certain that any or all cybersecurity or privacy-related losses or costs will be covered in whole or in part by our policies.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.
In the United States and other jurisdictions in which we operate, we are subject to various consumer protection, data privacy and information security laws and related regulations. These laws and regulations impose significant compliance requirements in relation to our IT Systems and Confidential Information, and in some instances, may expose us to private rights of action and statutory damages for certain types of events. If we are found to have breached any such laws or regulations in any such jurisdiction, we may be subject to investigations and enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as exposure to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. As a U.S.-based company operating in many countries around the world, we are subject not only to U.S. federal and varying U.S. state privacy, data protection, information security, and consumer protection laws and regulations, but also to numerous foreign laws and regulations, including the EU General Data Protection Regulation. Complying with these laws and regulations is costly and time-consuming, and as these laws and regulations are being interpreted broadly and in potentially conflicting ways by global regulators, we are subject to increased compliance obligations and regulatory scrutiny, litigation and reputational risks, which could have a material adverse impact on our operations and financial results.
Additionally, restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, limit our ability to develop new products and features.
Risks Related to Regulatory Compliance
Our failure to comply with the large body of laws and regulations to which we are subject could have a material adverse effect on our business and operations.
We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These laws and regulations include: anti-trust regulatory activities; consumer protection laws; data privacy and cybersecurity laws; import/export regulatory activities; product safety regulatory activities; worker health and safety; environmental protection; employment matters; and tax and other regulations in each of the areas in which we conduct business. In certain jurisdictions, regulatory requirements in one or more of these areas may be more stringent than in the United States.

In the area of employment matters, we are subject to a variety of federal, state and foreign employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the WARN Act and other regulations related to working conditions, wage and hour pay, overtime pay, employee benefits, anti-discrimination, and termination of employment. Noncompliance with any of these applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. In certain instances, former employees have brought claims against us, and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay damages, attorneys’ fees and costs. These enforcement actions could harm our reputation, business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.
Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable economic and trade sanctions and export control laws could subject us to penalties and other adverse consequences.
We have extensive international operations, and a substantial portion of our business, particular with respect to our manufacturing processes and sales network, is conducted outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable economic and trade sanctions and export control laws and regulations that restrict with whom we may transact business, including the economic and trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control and export control laws and regulations administered and enforced by the U.S. Department of Commerce.
Though we maintain policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with U.S. economic and trade sanctions and export control laws, our employees or agents may nevertheless engage in improper conduct for which we might be held responsible. Any violations of these laws or regulations, or even allegations of such violations, can lead to an investigation and/or enforcement action, which could disrupt our operations, cause significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our reputation, our net sales or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or perceived violations of anti-corruption, anti-bribery or economic or trade sanctions or export control laws and regulations.
In order to comply with environmental and occupational health and safety laws and regulations, we may need to modify our activities or incur substantial costs, and such laws and regulations, including any failure to comply with such laws and regulations, could subject us to substantial costs, liabilities, obligations and fines, or require us to have our suppliers alter their processes.
The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing pollution, environmental protection and occupational health and safety, including those relating to hazardous and toxic materials, product composition, and the investigation and cleanup of contaminated sites, including sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. In addition, we may be strictly liable for joint and several costs associated with investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws and regulations. Failure to comply with such laws and regulations could subject us to civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In the event of an incident involving hazardous materials, we could be liable for damages and such liability could exceed the amount of any liability insurance coverage and the resources of our business. In addition, in the event of the discovery of contaminants or the imposition of clean up obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies impose requirements for the elimination and/or labeling of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), in electronic equipment, as well as requirements related to the take-back of products discarded by customers. For example, the EU adopted its RoHS which prohibits, with specified exceptions, the sale in the EU market of electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials, and China has enacted similar regulations. Environmental and occupational health and safety laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.
Risks Related to Ownership of Our Common Stock
Our principal stockholders, Sanken and OEP, have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and otherwise affect the prevailing market price of our common stock.
Our principal stockholders, Sanken and OEP, beneficially own, in the aggregate, approximately 60.6% of our outstanding common stock as of March 31, 2023. The Stockholders’ Agreement gives each of Sanken and OEP SKNA, L.P., a fund affiliated with OEP (the “OEP Investor”) (in each case, for so long such party beneficially owns at least 5% of our common stock) certain rights with respect to the composition of our board of directors, including certain rights to designate members of our board of directors. As a result, these stockholders and their affiliates have significant influence over the management and affairs of our Company, as well as the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of these stockholders may not always align with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, these stockholders could attempt to delay or prevent a change in control of our Company, even if such change in control would benefit our other stockholders, which could deprive our other stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.
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
As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate and/or valuation of our deferred tax assets and liabilities.
On October 4, 2021, 136 members of the Organisation for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15%. On December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) rules. The GloBE rules provide a framework for a coordinated multi-country system of taxation intended to ensure large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate. On December 14, 2022, the European Council approved its directive to implement Pillar Two of the GloBE rules regarding a 15% global minimum tax rate. Many EU countries have already indicated they plan to enact certain provisions of this directive as of January 1, 2024. In addition, many G20 nations have indicated their plan to follow the OECD guidance as early as January 1, 2024. Pillar Two may increase our future effective tax rate.
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
Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several quarterly periods has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation and energy costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Disruptions in the banking and financial sector could limit our or our critical partners’ ability to access capital and borrowings or result in losses of uninsured deposits, which could significantly limit or disrupt our business operations.
We are dependent on the operation and functioning of the banking and financial sector, not only as it relates to our direct banking and financial relationships that we have control over, but also indirectly due to the relationships that our customers, suppliers, manufacturers, distributors and other counterparties have with their banking and financial institutions over which we have no control. Disruptions in the banking and financial sector that limit our or business partners’ liquidity or access to capital, or result in defaults, non-performance or loss of uninsured deposits could significantly limit or disrupt our business operations.

Climate change presents physical, transition, and litigation risks that could disrupt our business operations and force us to incur increased costs and expenses, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Our business and operations are highly dependent on our ability to utilize key physical locations for the design, manufacture, assembly and testing of our products, particularly our AMPI Facility and the facilities utilized by our third-party wafer fabrication partners. Natural disasters and other severe or frequent weather events caused by climate change that interrupt operations at or transportation to and from these facilities could result in delays in our ability to sell our products that would negatively impact our net sales, potentially damage our customer relationships and our reputation and may have a material adverse effect on our business, financial condition and results of operations. Additionally, natural disasters and other severe or frequent weather events caused by climate change in the markets in which we operate could cause economic hardships and a reduction in the demand for our products.
While our anticipated future growth is highly dependent on the adoption of EV powertrain vehicles, which are expected to have increased sensor and power product content, and our products in the industrial market which have applications in clean energy and EV charging, both of which we anticipate will benefit from a transition to lower emission vehicles and clean energy, we are subject to transition risks as the world moves away from fossil fuels. Regulation, outside pressure from stakeholders or necessity could force us to incur greater costs in the future to invest in green technology for use in our operations, or retrofit existing equipment with technology that is more environmentally friendly, while also exposing us to greater compliance costs and litigation risks. These same factors and risks apply to our manufacturing partners and suppliers, who could pass their increased transition costs on to us by charging us higher prices. Any material increase in costs as a result of a transition to a reduced carbon economy could have a material adverse effect on our business, financial condition, results of operations and liquidity.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Manufacturing, Operations and Facilities
Our corporate headquarters is located in Manchester, New Hampshire, and we have a global footprint with 26 locations across four continents. Our operations are primarily conducted at the locations shown below. Our subsidiary, Allegro MicroSystems Philippines Inc., in Manila, Philippines, operates as our primary internal assembly and testing facility.

Facility	Facility Functions	Facility Size	Status
Manila, Philippines	Manufacturing –Assembly, Test, Finish	Approximately 439,000 square feet	Facility-Owned, Land (Subject to 9 coordinated leases, the longest of which has a 50-year term (and a 25-year renewal option))
Manchester, NH	Corporate Headquarters, Research and Development, Administrative	Approximately 120,000 square feet	Owned
Marlborough, MA	Research and Development, Administrative	Approximately 50,000 square feet	Leased (10-year lease expires in 2028)
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
We have a fabless business model, which provides us with enhanced security of supply and manufacturing flexibility. Our fab partners currently include PSL, UMC and TSMC. We have master service agreements with all foundry partners, and some we have also engaged in long-term supply agreements.

The AMPI Facility is our primary internal assembly and testing facility for our sensor and power products, with packaging capabilities and quality standards that meet stringent automotive safety and reliability specification requirements. We also supplement the assembly capabilities of the AMPI Facility with subcontractors throughout Asia, and approximately 51%, 51% and 52% of our assembly was outsourced in fiscal 2023, 2022 and 2021, respectively.
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
Item 3. Legal Proceedings.
From time to time, we may be involved in claims, regulatory examinations or investigations and legal proceedings arising in the ordinary course of our business. The outcome of any such claims or proceedings, regardless of the merits, and the Company’s ultimate liability, if any, is inherently uncertain. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
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
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the Nasdaq Global Select Market under the symbol “ALGM”. As of May 8, 2023, there were 191,756,966 shares of our common stock held by approximately 20 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.
Dividends
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and the repayment of outstanding debt. Therefore, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.
Stock Performance Graph
The following Stock Price Performance Graph and related information include comparisons required by the SEC. The Graph does not constitute “soliciting material” and should not be deemed “filed” or incorporated by reference into any other filings under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate this information by reference into such filing.

The following line graph compares for the period beginning October 29, 2020, the initial trading date of our common stock on the Nasdaq Global Select Market, and ending on March 31, 2023, the last day of our fiscal year, the cumulative total stockholder returns for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index, and assumes reinvestment of any dividends. The stockholder return in the graph below is not necessarily indicative of, nor it is intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. We selected these comparative groups due to industry similarities and the fact that they include several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300.00
$200.00
$100.00
$0.00
$271.13
$164.86
$154.37
$142.77
$136.02
$141.48
$126.67
$117.46
$109.26
$100.00
10/29/2020
3/26/2021
03/25/22
03/31/23
Allegro MicroSystems, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	Base Period
	October, 29, 2020	March 26, 2021	March 25, 2022	March 31, 2023
Allegro MicroSystems, Inc.	$100.00	$142.77	$164.86	$271.13
Nasdaq Composite Index	$100.00	$117.46	$126.67	$109.26
Philadelphia Semiconductor Index	$100.00	$136.02	$154.37	$141.48
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Use of Proceeds from Registered Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. Reserved.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this

Annual Report on Form 10-K (the “Annual Report”). In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
This section discusses items pertaining to and comparisons of financial results between 2023 and 2022. A discussion of 2021 items and comparisons between 2022 and 2021 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2022 (the “2022 MD&A”), filed with the SEC on May 18, 2022.
Overview
Allegro MicroSystems, Inc. is a leading global designer, developer, fabless manufacturer and marketer of sensor ICs and application-specific analog power ICs enabling the most critical technologies in the automotive and industrial markets. We are a leading supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in the automotive market. We focus on providing complete IC solutions for motion control and energy efficient systems. This includes sensing the angular or linear position of a shaft or actuator, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently.
We are headquartered in Manchester, New Hampshire and have a global footprint with 26 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During fiscal years 2023 and 2022, we generated $973.7 million and $768.7 million in total net sales, respectively, with $187.5 million and $119.6 million in net income, respectively.
Recent Initiatives to Improve Results of Operations
We implemented several initiatives during fiscal years 2022 and 2023 that were designed to improve our operating results during those fiscal years and going forward.
We continue to implement initiatives to improve gross margins, which is calculated as gross profit divided by total net sales. Our gross margin improved from 53.0% in fiscal year 2022 to 56.1% in fiscal year 2023. This gross margin improvement was a result of our improved product mix of higher ASPs on more value-added products, increased leverage of our distribution channel, and continued efficiency and leverage on higher volumes.
We have been successful in increasing our average selling prices through a focus on feature-rich products and selective price increases. Increased ASPs and manufacturing efficiencies have allowed us to continue to improve gross margin in an environment of limited capacity at our suppliers and rising input costs. Limited supply and increased demand for many of our products and applications, as well as supply chain disruptions related to the COVID-19 pandemic and inflation, have contributed to input cost increases on the components needed to manufacture our products. We will continue to consider opportunities for strategic price increases and process efficiencies to offset input cost increases on the materials and supplies that we use in production.
With our efforts to leverage our fixed costs and operating margin improvements, we have attained efficiencies through cost structure improvements, streamlining of manufacturing and support processes, and further utilization of excess capacity. These manufacturing efficiencies allowed us to leverage higher volumes with increasing demand across most of our applications, while increasing the absorption of fixed costs. Although these initiatives have resulted in gross margin and operating income improvements over the previous quarters, we cannot ensure that these trends will continue over the long-term.
In September 2022, we completed the acquisition of Heyday Integrated Circuits (“Heyday”), a privately held company specializing in compact, fully integrated isolated gate drivers that enable energy conversion in high-voltage gallium nitride and silicon carbide wide-bandgap semiconductor designs (the “Heyday Acquisition”). The Heyday Acquisition is expected to complement our existing solutions for energy efficiency, including our market-leading current sensor solutions. Additionally, it is expected to significantly expand Allegro’s addressable market for EV, solar inverters, EV charging infrastructure, 5G power supplies, and broad-market industrial applications.
On March 30, 2023, the Company entered into a termination of the distribution agreement with Sanken (the “Termination Agreement”). The Termination Agreement formally terminated the distribution agreement dated as of July 5, 2007, by and between the Company and Sanken (the “Distribution Agreement”), effective March 31, 2023. The Distribution Agreement provided Sanken the exclusive right to distribute the Company’s products in Japan. In connection with the termination of the Distribution Agreement, and, as provided for in the Termination Agreement, the Company made a one-time payment of $5.0 million to Sanken in exchange for the cancellation of Sanken’s exclusive distribution rights in Japan. Concurrently, AML and Sanken also entered into a short-term, nonexclusive distribution agreement (the “Short-Term Distribution Agreement”) and a consulting agreement (the “Consulting Agreement”), each of which were effective April 1, 2023. The Short-Term Distribution Agreement provides for the management and sale of Company product inventory for a period of 24 months. Under the terms of the Consulting Agreement, Sanken agreed to continue to provide transition services for a period of six months to a strategic customer as orders for the customer are transitioned from Sanken to the Company, and the Company agreed to pay Sanken for providing these transition services.
These agreements will facilitate the transition of the distribution of our products in Japan from related party distributor sales through Sanken to third-party distributors and direct customers in Japan. Additionally, we will invest in expanding our operations in Japan in order to directly manage and service our customers in that market, which is expected to result in increases in our cost of goods sold and operating expenses. The net impacts of the transition from the existing sales model in Japan is expected to provide incremental benefits to our gross margin over the long-term.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic and the numerous measures implemented by government authorities in response, have impacted and may continue to impact our workforce and operations, the operations of our customers and those of our respective vendors and suppliers. We have significant operations worldwide, including in the United States, the Philippines, Ireland, Malaysia, Thailand and India. Each of these countries has been affected by the pandemic and taken measures to try to contain it, resulting in disruptions at some of our manufacturing operations and facilities, including restrictions on our access to facilities. While the effects of the COVID-19 pandemic have waned in recent months, the future impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows continues to largely depend on future developments, including any additional resurgences, government-imposed lockdowns, or secondary effects of the pandemic, none of which are not within our control and cannot be accurately predicted and are uncertain.
Other Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:
Inflation
Inflation rates in the markets in which we operate have increased and may continue to rise. Inflation over the last several months has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation and energy costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices and releasing new products with improved gross margins, our ability to increase our average selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate revenue can be lengthy, typically between two and four years. As a result, our future sales are highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary and pricing conditions, we expect the ASPs of our products to decline over time, and we consider design wins to be critical to our future success. We anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win, with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.
Customer Demand, Orders and Forecasts
Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. While we historically have permitted order cancellations for most customers, most of our current customer order backlog is noncancellable, which helps mitigate our exposure to unforeseen order cancellations. However, cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory.
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

We sell magnetic sensor ICs and power ICs in the Americas, EMEA and Asia. Net sales are generally recognized when control of the products is transferred to the customer, which typically occurs at a point in time upon shipment or delivery, depending on the terms of the contract. When we transact with a distributor, our contractual arrangement is with the distributor and not with the end customer. Whether we transact business with and receive the order from a distributor or directly from an end customer through our direct sales force and independent sales representatives, our revenue recognition policy and resulting pattern of revenue recognition for the order are the same. We recognize revenue net of sales returns, price protection adjustments, stock rotation rights and any other discounts or credits offered to our customers.
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
Change in fair value of contingent consideration
The change in fair value of contingent consideration represents the gains and losses recorded in the fiscal years ended March 31, 2023 and March 25, 2022, resulting from the adjustment in contingent consideration related to the acquisition of Voxtel, Inc. (“Voxtel”).
Interest (expense) income, net
Interest (expense) income, net is comprised of interest expense from term loan debt and credit facilities that we maintain with various financial institutions. Current expense is partially mitigated by income earned on our cash and cash equivalents, consisting primarily of certain investments that have contractual maturities no greater than three months at the time of purchase.

Foreign currency transaction (loss) gain
We incur transaction gains and losses resulting from intercompany transactions, as well as transactions with customers or vendors, denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.
(Loss) income in earnings of equity investment
(Loss) income in earnings of equity investment is related to our equity investment in PSL.
Unrealized gains on marketable securities
Unrealized gains on marketable securities consist of changes in the fair value of equity investments in an entity whose equity securities have a readily determinable fair value. These investments are measured at fair value with unrealized gains and losses related to changes in the entity’s stock price.
Other, net
Other, net primarily consists of miscellaneous income and expense items unrelated to our core operations.
Income tax provision (benefit)
Our provision, or benefit, for income taxes is based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
We are subject to tax in the U.S. and various foreign jurisdictions. Our effective income tax rate fluctuates primarily because of: the change in the mix of our U.S. and foreign income; the impact of discrete transactions and law changes; state tax impacts and the difference between the amount of tax benefits generated by the foreign derived intangible income deduction (“FDII”), including permanent impacts of 174 Capitalization (as defined below), and research credits, offset by the additional tax costs associated with global intangible low-tax income (“GILTI”), Subpart F income and non-deductible stock-based compensation charges.
Pursuant to the 2017 Tax Cuts and Jobs Act (the “Jobs Act”), beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, respectively (“174 Capitalization”). The impact of 174 Capitalization is an increase in annual cash taxes of approximately $20.0 million and an FDII benefit of $9.5 million. While it is possible that Congress may modify this provision, potentially with retroactive effect, we have no assurance that this provision will be reversed. Additionally, the Internal Revenue Service (“IRS”) is expected to issue guidance which may modify this law change.
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

Results of Operations
Fiscal Year 2023 Compared to Fiscal Year 2022
The following table summarizes our results of operations for the fiscal years ended March 31, 2023 and March 25, 2022.

	Fiscal Year Ended		Change
	March 31, 2023	March 25, 2022	$	%
	(Dollars in thousands)
Total net sales (1)	$973,653	$768,674	$204,979	26.7%
Cost of goods sold (1)	427,574	361,214	66,360	18.4%
Gross profit	546,079	407,460	138,619	34.0%
Operating expenses:
Research and development	150,850	121,873	28,977	23.8%
Selling, general and administrative	194,722	150,937	43,785	29.0%
Change in fair value of contingent consideration	(2,800)	(2,000)	(800)	40.0%
Total operating expenses	342,772	270,810	71,962	26.6%
Operating income	203,307	136,650	66,657	48.8%
Other income (expense), net:
Interest expense	(2,336)	(2,499)	163	(6.5)%
Interest income	1,724	1,442	282	19.6%
Foreign currency transaction gain (loss)	980	(568)	1,548	(272.5)%
Loss (income) in earnings of equity investment	(406)	1,007	(1,413)	(140.3)%
Unrealized gains on marketable securities	7,471	3,722	3,749	100.7%
Other, net	606	992	(386)	(38.9)%
Total other income, net	8,039	4,096	3,943	96.3%
Income before income tax provision	211,346	140,746	70,600	50.2%
Income tax provision	23,852	21,191	2,661	12.6%
Net income	187,494	119,555	67,939	56.8%
Net income attributable to non-controlling interests	137	148	(11)	(7.4)%
Net income attributable to Allegro MicroSystems, Inc.	$187,357	$119,407	$67,950	56.9%
(1)Our total net sales and cost of goods sold for the periods presented above include related party net sales generated through our distribution agreement with Sanken and costs of goods sold related thereto. See our consolidated financial statements included elsewhere in this Annual Report for additional information regarding our related party net sales and cost of goods sold for the periods set forth above.

The following table sets forth our results of operations as a percentage of total net sales for the periods presented.

	Fiscal Year Ended
	March 31, 2023	March 25, 2022
Total net sales	100.0%	100.0%
Cost of goods sold	43.9%	47.0%
Gross profit	56.1%	53.0%
Operating expenses:
Research and development	15.5%	15.9%
Selling, general and administrative	20.0%	19.6%
Change in fair value of contingent consideration	(0.3)%	(0.3)%
Total operating expenses	35.2%	35.2%
Operating income	20.9%	17.8%
Other income (expense), net:
Interest expense	(0.2)%	(0.3)%
Interest income	0.1%	0.2%
Foreign currency transaction gain (loss)	0.1%	(0.1)%
Loss (income) in earnings of equity investment	-0.1%	0.1%
Unrealized gains on marketable securities	0.7%	0.1%
Other, net	0.1%	0.5%
Total other income, net	0.7%	0.5%
Income before income tax provision	21.6%	18.3%
Income tax provision	2.4%	2.8%
Net income	19.2%	15.5%
Net income attributable to non-controlling interests	—%	—%
Net income attributable to Allegro MicroSystems, Inc.	19.2%	15.5%
Total net sales
Total net sales increased by $205.0 million, or 26.7%, to $973.7 million in the fiscal year ended March 31, 2023 from $768.7 million in the fiscal year ended March 25, 2022. This increase was primarily attributable to higher shipments related to e-Mobility, which includes our advanced driver assistance systems (“ADAS”) and electrified vehicle (“EV”), and industrial which includes clean energy and automation.

Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Fiscal Year Ended		Change
	March 31, 2023	March 25, 2022	Amount	%
	(Dollars in thousands)
Automotive	$657,479	$531,564	$125,915	23.7%
Industrial	196,705	133,187	63,518	47.7%
Other	119,469	103,923	15,546	15.0%
Total net sales	$973,653	$768,674	$204,979	26.7%
The increase in net sales to our end markets was driven by an increase in automotive of $125.9 million, or 23.7%, an increase in industrial of $63.5 million, or 47.7%, and an increase in other of $15.6 million, or 15.0%.

Automotive net sales increased in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 25, 2022 due to the continued higher demand for e-Mobility, which includes ADAS and EV, as well as, safety, comfort and convenience and internal combustion engine (“ICE”) applications.
Industrial net sales improved in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 25, 2022, primarily due to increased demand for applications in clean energy and automation.
Other net sales improved in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 25, 2022, primarily due to increases in shipments for certain computer products.
Sales Trends by Product
The following table summarizes net sales by product:

	Fiscal Year Ended		Change
	March 31, 2023	March 25, 2022	Amount	%
	(Dollars in thousands)
Magnetic sensors integrated circuits (“MS”)	$598,579	$500,293	$98,286	19.6%
Power integrated circuits (“PIC”)	375,074	268,381	106,693	39.8%
Total net sales	$973,653	$768,674	$204,979	26.7%
The growth in net sales by product was driven by increases in MS product sales of $98.3 million and in PIC product sales of $106.7 million.
Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Fiscal Year Ended		Change
	March 31, 2023	March 25, 2022	Amount	%
	(Dollars in thousands)
Americas:
United States	$131,150	$108,396	$22,754	21.0%
Other Americas	28,014	23,056	4,958	21.5%
EMEA:
Europe	169,368	134,537	34,831	25.9%
Asia:
Japan	160,763	148,813	11,950	8.0%
Greater China	253,906	191,895	62,011	32.3%
South Korea	96,549	80,451	16,098	20.0%
Other Asia	133,903	81,526	52,377	64.2%
Total net sales	$973,653	$768,674	$204,979	26.7%
The increase in net sales across geographic locations in the fiscal year ended March 31, 2023 compared to the fiscal year ended March 25, 2022 was primarily due to increased volume and content as well as market share gains.
The increase in net sales in Japan of $12.0 million, or 8.0%, was primarily driven by higher demand in our industrial sector and higher automotive demand, specifically EV. The increases in net sales of $62.0 million, or 32.3%, in Greater China and $27.7 million, or 21.1%, in the Americas each related to higher automotive demand, primarily in our ADAS, safety, comfort and convenience and EV sectors. Higher year-over-year net sales of $34.8 million, or 25.9%, in Europe, predominantly comprised of higher net sales in Germany and France, was driven by increased demand in automotive and industrial markets. South Korea and Other Asia experienced sales growth of $16.1 million, or 20.0%, and $52.4 million, or 64.2%, respectively, mainly due to increased automotive and industrial demand.

Cost of goods sold, gross profit and gross margin
Cost of goods sold increased by $66.4 million, or 18.4%, to $427.6 million in the fiscal year ended March 31, 2023 from $361.2 million in the fiscal year ended March 25, 2022. The increase in cost of goods sold was primarily attributable to higher production volume in support of higher product sales and, to a lesser extent, higher warranty costs incurred.
Gross profit increased by $138.6 million, or 34.0%, to $546.1 million in the fiscal year ended March 31, 2023 from $407.5 million in the fiscal year ended March 25, 2022. The increase in gross profit was driven by a $205.0 million increase in total net sales to all end markets discussed above, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased by approximately $29.0 million, or 23.8%, to $150.9 million in the fiscal year ended March 31, 2023 from $121.9 million in the fiscal year ended March 25, 2022. This increase was primarily due to a combined $21.1 million increase in employee salaries, including incentive compensation, contract labor, and inventory and supplies costs, a $5.6 million increase in stock-based compensation expense and a combined $2.3 million increase in general operating costs.
R&D expenses represented 15.5% of our total net sales for the fiscal year ended March 31, 2023, a decrease from 15.9% of our total net sales for the fiscal year ended March 25, 2022. This percentage decrease was primarily due to the growth in our net sales in 2023.
SG&A expenses
SG&A expenses increased by $43.8 million, or 29.0%, to $194.7 million in the fiscal year ended March 31, 2023 from $150.9 million in the fiscal year ended March 25, 2022. This increase was primarily due to a $20.8 million increase in stock-based compensation expense, including accelerated expense from the retirement of our former chief executive officer, an increase of $17.5 million in employee-related personnel costs, including incentive compensation, and a $5.6 million increase in combined general operating expenses.
SG&A expenses represented 20.0% of our total net sales for the fiscal year ended March 31, 2023, representing an increase from 19.6% of our total net sales for the fiscal year ended March 25, 2022. This percentage increase was primarily due to the impacts noted above, partially offset by the growth in net sales in the fiscal year ended March 31, 2023.
Change in fair value of contingent consideration
The change in fair value of contingent consideration reflected a $0.8 million increase in losses in the fiscal year ended March 31, 2023, resulting from the write-down in contingent consideration related to the acquisition of Voxtel in 2021.
Interest expense, net
Interest expense, net decreased by $0.5 million to $0.6 million in the fiscal year ended March 31, 2023 from $1.1 million in the fiscal year ended March 25, 2022. The decrease in interest expense, net was primarily due to higher interest income received from investments and a related party, partially offset by higher mandatory interest payments from increases in the variable interest rate on our Term Loan Facility during the fiscal year ended March 31, 2023.
Foreign currency transaction gain (loss)
We recorded a foreign currency transaction gain of $1.0 million in the fiscal year ended March 31, 2023, compared to a loss of $0.6 million in the fiscal year ended March 25, 2022. The foreign currency transaction gain recorded in the fiscal year ended March 31, 2023 was primarily due to realized and unrealized gains from our United Kingdom location, partially offset by realized and unrealized losses from our Philippines location.
(Loss) income in earnings of equity investment
Loss (income) in earnings of equity investment reflected losses of $0.4 million and gains of $1.0 million in the fiscal years ended March 31, 2023 and March 25, 2022, respectively, representing the earnings on our 30% investment in PSL.
Unrealized gains on marketable securities
Unrealized gains on marketable securities increased by $3.8 million to $7.5 million in the fiscal year ended March 31, 2023 compared to $3.7 million in the fiscal year ended March 25, 2022, due to the increase in the value of the marketable security.

Other, net
Other, net decreased by approximately $0.4 million to $0.6 million of gains in the fiscal year ended March 31, 2023 from $1.0 million of gains in the fiscal year ended March 25, 2022. This change was largely attributable to disposals of property, plant and equipment, partially offset by dividends earned and reinvested on money market investments during the fiscal year ended March 31, 2023.
Income tax provision
Income tax provision and the effective income tax rate were $23.9 million and 11.3%, respectively, for the fiscal year ended March 31, 2023, and $21.2 million and 15.1%, respectively, for the fiscal year ended March 25, 2022. The effective tax rate (“ETR”) year-over-year was primarily impacted by FDII deductions, increased FDII benefits related to 174 Capitalization, a reduction in state taxes and an increase in current year non-deductible executive compensation expense. 174 Capitalization increased U.S. taxable income, cash taxes and FDII benefits. The FDII benefits, and state tax benefits are offset in the current fiscal year by increased non-deductible executive compensation and discrete tax impacts year-over-year.
Liquidity and Capital Resources
As of March 31, 2023, we had $351.6 million of cash and cash equivalents and $500.5 million of working capital, compared to $282.4 million of cash and cash equivalents and $407.5 million of working capital as of March 25, 2022. Working capital is impacted by the timing and extent of our business needs.
Our primary requirements for liquidity and capital are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2024 is to utilize cash on hand to support our continued growth initiatives into select markets, planned capital expenditures and strategic arrangements, as well as consider potential acquisitions. As of March 31, 2023, the Company is not party to any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. Additionally, we expect to invest in expanding our operations in China, Europe and Japan in order to directly manage and service our customers in that market, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 12, “Leases” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements. Additionally, refer to Note 15, “Retirement Plans” to the audited consolidated financial statements for more information related to the Company’s pension and defined contribution plans.
On September 30, 2020, we (i) entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility due in fiscal 2028 (the “Term Loan Facility”), and (ii) entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). We are obligated to pay interest on the outstanding debt balances, and the principal outstanding is due in fiscal year 2028.
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

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the fiscal years ended 2023 and 2022:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022
	(dollars in thousands)
Net cash provided by operating activities	$193,206	$156,129
Net cash used in investing activities	(99,696)	(66,271)
Net cash used in financing activities	(19,998)	(5,307)
Effect of exchange rate changes on cash and cash equivalents	(4,606)	1,373
Net increase in cash and cash equivalents and restricted cash	$68,906	$85,924
Operating Activities
Net cash provided by operating activities was $193.2 million in fiscal year 2023, resulting primarily from our net income of $187.5 million and non-cash charges of $61.2 million, partially offset by a net decrease in operating assets and liabilities of $55.5 million. Net changes in operating assets and liabilities consisted mostly of a $75.2 million increase in inventories, a $23.3 million increase in prepaid expenses and other assets, and a $12.5 million increase in trade accounts receivable, net, partially offset by a $22.9 million increase in accrued expenses and other current and long-term liabilities, an $18.3 million increase in net amounts due from related parties and a $12.0 million increase in trade accounts payable. The increase in inventories was primarily a result of raw materials purchases and inventory builds to support anticipated sales growth in 2024. The increase in prepaid expenses and other assets was primarily due to the higher fair value of strategic investments, long-term deposits and income taxes receivable, including VAT receivables. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts. The increases in trade accounts payable and accrued expenses and other current and long-term liabilities were primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $16.4 million, and higher accrued personnel costs, warranty costs, professional fees, income taxes, and accrued operating expenses, partially offset by a reduction in the balance due on the acquisition of Voxtel. The decrease in other receivables was primarily due to the timing of receipts from Sanken, as well as the transition to our direct operations in Japan from the distributor model.
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
Investing Activities
Net cash used in investing activities was $99.7 million in fiscal year 2023, consisting of $79.8 million of purchases of property, plant and equipment and payments related to the acquisition of Heyday of $19.9 million.
Net cash used in investing activities was $66.3 million in fiscal year 2022, consisting of $69.9 million of purchases of property, plant and equipment, $14.5 million of cash expended for the acquisition of Voxtel and purchases of marketable securities of $9.2 million, partially offset by $27.4 million of cash received for the sale of the AMTC Facility.
Financing Activities
Net cash used in financing activities was $20.0 million in fiscal year 2023, consisting of funds loaned to PSL of $7.5 million and $18.1 million of payments for taxes related to net share settlement of equity awards, partially offset by $2.8 million of proceeds received related to the quarterly payments from PSL on our related party loan and proceeds received in connection with the issuance of common stock under our employee stock purchase plan totaling $2.8 million.
Net cash used in financing activities was $5.3 million in fiscal year 2022, consisting of funds loaned to PSL of $7.5 million, partially offset by $2.2 million of proceeds received in connection with the issuance of common stock under the 2020 Employee Stock Purchase Plan, net of payments for taxes related to the net settlement of equity awards.
Debt Obligations
See Note 13, “Debt and Other Borrowings” in the consolidated financial statements included elsewhere in this Annual Report for information regarding our debt obligations, including our term loans and credit facilities.
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report for information regarding recent accounting pronouncements.
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
Sales Allowances
Sales allowances include sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes limited price protection provisions provided to distributors. We estimate potential future sales allowances based on historical data from prior sales adjustments. Historical experience can change over time. As a result, estimated sales allowances may differ significantly from that recorded in the current and historical periods. See Note 6, “Trade Accounts Receivable, Net” to the consolidated financial statements for information regarding the change in sales allowances.
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
Interest Rate Risk
Our investments have limited exposure to market risk. At March 31, 2023, we maintained a portfolio of cash and cash equivalents, consisting primarily of money market funds. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.
We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our Term Loan Facility and borrowings on our bank credit facilities. Although our Term Loan Facility and credit facilities have variable rates, as of March 31, 2023, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.
Foreign Currency Risk
Due to our international operations, a significant portion of our cost of sales and operating expenses is denominated in currencies other than the U.S. Dollar, principally the Euro and the Philippine Peso. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. Dollar, the Euro and the Philippine Peso. We reflected foreign exchange gains of $1.0 million and losses of $0.6 million for fiscal years 2023 and 2022, respectively. Based on fiscal 2023 performance, a hypothetical appreciation (decline) in the value of the Euro in relation to the U.S. dollar of 10% would favorably (negatively) impact operating income by immaterial amounts. A hypothetical 10% appreciation (decline) in the value of the Philippine peso in relation to the U.S. dollar would negatively (favorably) impact operating income by immaterial amounts. The individual impacts to our operating income of hypothetical currency fluctuations have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.
In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. Dollar as changes in the value of their functional currency relative to the U.S. Dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. Dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 31, 2023. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.
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

Item 8. Financial Statements and Supplementary Data.
Our audited consolidated financial statements, together with the report of our independent registered public accounting firms, appear at pages F-1 through F-38 of this Annual Report on Form 10-K for the year ended March 31, 2023.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 31, 2023. The effectiveness of the Company’s internal control over financial reporting as of March 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.
Item 9B. Other Information.
On May 24, 2023, the Board of Directors of the Company (the “Board”) adopted and approved amended and restated bylaws (as so amended and restated, the “Bylaws”) of the Company, effective immediately. Among other things, the amendments to the Bylaws:
•Address the universal proxy rules adopted by the SEC, by clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements;
•Require that any stockholder soliciting proxies from other stockholders must use a proxy card color other than white, with the white proxy card reserved for exclusive use by the Board;
•Revise the advance notice disclosure requirements contained in the Bylaws to require a stockholder proposing business or nominating directors to provide additional information and permit the Company reasonably to request additional information;

•Update provisions related to the preparation and availability of the list of stockholders entitled to vote at a meeting to align with changes made to Section 219 of the General Corporation Law of the State of Delaware;
•Clarify the process for calling a special meeting of stockholders; and
•Clarify that the existing Federal forum selection provision is intended to benefit third parties, in addition to the Company and its officers and directors.
The amendments also include certain technical, conforming, modernizing or clarifying changes to the Bylaws. The foregoing description of the changes to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.2 hereto and is incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Certain of the information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 31, 2023. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."
Our board of directors has adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). A copy of the Code is posted on our website, www.allegromicro.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.
Item 11. Executive Compensation.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 31,

2023, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.
Equity Compensation Plan Information
The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of March 31, 2023:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights (a)[2]	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)[3]	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders[1]	5,445,261	—	16,131,024
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	5,445,261		16,131,024
1    As of March 31, 2023, there were 13,445,666 shares available for future issuance under the 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”), 2,685,358 under the 2020 ESPP.
2    As of March 31, 2023, there were 3,194,037 PSUs issued at target and 2,251,224 RSUs included in this amount.
3    No exercise price has been derived as a result of all derivatives issued being PSUs and RSUs.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 31, 2023.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements.
The following financial statements are included in this Form 10-K from page F-1 to page F-38:
Reports of Independent Public Accounting Firms (PCAOB ID Numbers 238 and 248)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2. Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown on the financial statements or notes thereto.
3. Exhibits.

Exhibit No.	Description of Exhibit

2.1
Master Transaction Agreement, dated as of March 25, 2020, by and among Polar Semiconductor, LLC, Allegro MicroSystems, Inc., Allegro MicroSystems, LLC and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)†

3.1	Third Amended and Restated Certificate of Incorporation of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

3.2	Second Amended and Restated Bylaws of Allegro MicroSystems, Inc.

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

4.2
Amended and Restated Stockholders Agreement, dated as of June 16, 2022, by and among Allegro MicroSystems, Inc., Sanken Electric Co., Ltd. and OEP SKNA, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2022)

4.3
Amended and Restated Registration Rights Agreement, by and among the Company, Sanken Electric Co. and OEP SKNA, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

4.4	Description of securities (incorporated by reference from Exhibit 4.4 to the Company’s Annual Report on Form 10-K on May 19, 2021)

4.5	Form of Indenture (incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-3ASR filed on November 1, 2021)

10.1
Amended and Restated Limited Liability Company Agreement of Polar Semiconductor, LLC, dated as of March 28, 2020, by and among Polar Semiconductor, LLC, Allegro MicroSystems, Inc. and Sanken Electric Co. Ltd. (incorporated by reference from Exhibit 2.1 (Exhibit B) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)†

10.2
Wafer Foundry Agreement, dated as of April 12, 2013, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)†

10.3
Amendment No. 1 to Wafer Foundry Agreement, dated as of March 28, 2020, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit C) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)†

10.4
Letter Agreement regarding FY21 Price Support, dated as of March 28, 2020, by and between Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit D) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.5
Letter Agreement regarding Consolidation of Technology Agreements, by and among Allegro MicroSystems, LLC, Sanken Electric Co., Ltd. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit F) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)†

10.6
Distribution Agreement, dated as of July 5, 2007, by and between Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)†

10.7
Amended and Restated Transfer Pricing Agreement, dated as of March 28, 2020, by and among Sanken Electric Co., Ltd., Allegro MicroSystems, Inc., Allegro MicroSystems, LLC and Polar Semiconductor, LLC (incorporated by reference from Exhibit 2.1 (Exhibit I) to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)†

10.8
Sales Representative Agreement, dated as of July 5, 2007, by and between Sanken Electric Co., Ltd. and Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)†

10.9
Royalty Sharing Agreement, dated as of September 3, 2013, by and between Sanken Electric Co., Ltd. and Allegro MicroSystems, LLC (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)†

10.10
Sublease Agreement, by and between Allegro MicroSystems Business Development, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.11
Contract of Lease, dated as of April 1, 2004, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.12
Contract of Lease, dated as of May 23, 2008, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.13
Contract of Lease, dated as of February 10, 2010, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.14
Contract of Lease, dated as of December 29, 2017, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.15
Director Offer Letter, dated as of June 28, 2018, by and between Allegro MicroSystems, Inc. and Reza Kazerounian (incorporated by reference from Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)*

10.16
Amended and Restated Allegro MicroSystems, LLC Executive Deferred Compensation Plan, dated as of September 15, 2015 (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)*

10.17	Form of Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)*

10.18
Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Employees) (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on May 19, 2021)*

10.19	Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Executives)*

10.20
Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Board of Directors) (incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)*

10.21
Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on May 19, 2021)*

10.22	Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan*

10.23	Form of Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)*

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

10.27
Offer Letter, dated January 6, 2022, by and between Allegro MicroSystems, Inc. and Derek D’Antilio (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)*

10.28
Severance Agreement, dated as of January 10, 2022, by and between Allegro MicroSystems, Inc. and Derek D’Antilio (incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)*

10.29	Amendment to Severance Agreement, dated as of May 15, 2023, by and between Allegro MicroSystems, Inc. and Derek D’Antilio*

10.30
Severance Agreement, dated as of dated as of December 6, 2021, by and between Allegro MicroSystems, Inc. and Sharon S. Briansky (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)*

10.31	Amendment to Severance Agreement, dated as of May 15, 2023, by and between Allegro MicroSystems, Inc. and Sharon S. Briansky*

10.32	Form of Severance Agreement between Allegro MicroSystems, Inc. and its executive officers*

10.33	Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 1, 2023)*

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

10.37
Form of Indemnification Agreement between Allegro MicroSystems, Inc. and its directors and officers (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

10.38
Term Loan Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (incorporated by reference from Exhibit 10.44 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.39
Term Loan Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference from Exhibit 10.45 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.40
Revolving Facility Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (incorporated by reference from Exhibit 10.46 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.41
Revolving Facility Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Mizuho Bank, Ltd., as collateral agent (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.42
Loan Agreement, dated as of December 2, 2021, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)

10.43
Wafer Foundry Agreement, effective January 26, 2023, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on February 1, 2023)†

10.44
Amended and Restated Severance Agreement, dated as of February 15, 2021, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Suman Narayan (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on February 1, 2023)*

10.45
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Thomas Teebagy, Sr (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on February 1, 2023)*

10.46
Retirement Separation Letter Agreement between Allegro MicroSystems, LLC and Thomas C. Teebagy, Jr., dated February 16, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 22, 2023)*

10.47
Amended and Restated Severance Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, LLC, Allegro MicroSystems, Inc. and Joanne Valente (incorporated by reference from Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on February 1, 2023)*

10.48
Transition Agreement by and among Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd., dated as of September 29, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)†

10.49
Termination of the Distribution Agreement by and between Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd., effective March 31, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2023)

10.50
Distribution Agreement by and between Allegro MicroSystems, LLC and Sanken Electric Co., Ltd., effective April 1, 2023 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2023)†

10.51
Consulting Agreement by and between Allegro MicroSystems, LLC and Sanken Electric Co., Ltd., effective April 1, 2023 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2023)†

21.1	Subsidiaries of Allegro MicroSystems, Inc.

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
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
† Portions of this exhibit (indicated by “[XXX]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) would likely cause competitive harm to the registrant if publicly disclosed.
Item 16. Form 10-K Summary.

None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 25, 2023.

ALLEGRO MICROSYSTEMS, INC.

	By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President, Chief Executive Officer (Principal Executive Officer)

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

Signature		Title	Date

/s/ Vineet Nargolwala		President, Chief Executive Officer (Principal	May 25, 2023
Vineet Nargolwala		Executive Officer) and Director

/s/ Derek P. D’Antilio		Chief Financial Officer (Principal Financial Officer)	May 25, 2023
Derek P. D’Antilio

/s/ Roald G. Webster		Vice President, Chief Accounting Officer	May 25, 2023
Roald G. Webster

/s/ Yoshihiro (Zen) Suzuki		Chairman of the Board of Directors	May 25, 2023
Yoshihiro (Zen) Suzuki

/s/ David Aldrich		Director	May 25, 2023
David Aldrich

/s/ Andrew Dunn		Director	May 25, 2023
Andrew Dunn

/s/ Kojiro Hatano		Director	May 25, 2023
Kojiro Hatano

/s/ Katsumi Kawashima		Director	May 25, 2023
Katsumi Kawashima

/s/ Reza Kazerounian		Director	May 25, 2023
Reza Kazerounian

/s/ Richard Lury		Director	May 25, 2023
Richard Lury

/s/ Susan Lynch		Director	May 25, 2023
Susan Lynch

/s/ Joseph Martin		Director	May 25, 2023
Joseph Martin

/s/ Paul Carl (Chip) Schorr IV		Director	May 25, 2023
Paul Carl (Chip) Schorr IV

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Allegro MicroSystems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Allegro MicroSystems, Inc. and its subsidiaries (the “Company”) as of March 31, 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the year ended March 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and the results of its operations and its cash flows for the year ended March 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Sales Allowance
As described in Notes 2 and 4 to the consolidated financial statements, variable consideration such as sales allowance includes sales in which the amount of consideration that the Company will receive is unknown as of the end of the reporting period. Such consideration primarily includes limited price protection provisions provided to distributors, sales under agreements that allow rights of return, referred to as stock rotation, provided to distributors, discounts and credits provided to distributors and returns provisions offered to direct customers, which make up a portion of total net sales of $973.7 million for the year ended March 31, 2023. The liability associated with the sales allowance makes up a significant portion of returns and sales allowances, which was $30.6 million as of March 31, 2023. Management estimates potential future returns, credits and sales allowances based on historical data from prior sales returns and credits issued and changes in product sales to customers.
The principal considerations for our determination that performing procedures relating to revenue recognition - sales allowance is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the sales allowance and the liability related to the sales allowance transactions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to sales allowances and the liability related to the sales allowance transactions. These procedures also included, among others, evaluating a sample of sales allowance and the liability related to the sales allowance transactions by obtaining and inspecting source documents, including invoices and invoice credits related to the sales allowance program, and customer arrangements or promotional practices, where applicable.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
May 25, 2023
We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Allegro MicroSystems, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Allegro MicroSystems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2022, the related consolidated statements of operations, comprehensive income, changes of equity, and cash flows for the fiscal periods ended March 25, 2022 and March 26, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 25, 2022 and the results of its operations and its cash flows for the fiscal periods ended March 25, 2022 and March 26, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Grant Thornton LLP
Boston, Massachusetts
May 18, 2022

ALLEGRO MICROSYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)

	March 31, 2023	March 25, 2022
Assets
Current assets:
Cash and cash equivalents	$351,576	$282,383
Restricted cash	7,129	7,416
Trade accounts receivable, net of provision for expected credit losses of $102 and $105 at March 31, 2023 and March 25, 2022, respectively	111,290	87,359
Trade and other accounts receivable due from related party	13,494	27,360
Accounts receivable - other	1,943	4,144
Inventories	151,301	86,160
Prepaid expenses and other current assets	25,346	14,995
Current portion of related party notes receivable	3,750	1,875
Total current assets	665,829	511,692
Property, plant and equipment, net	263,099	210,028
Operating lease right-of-use assets	16,866	16,049
Deferred income tax assets	50,359	17,967
Goodwill	27,691	20,009
Intangible assets, net	52,378	35,970
Related party notes receivable, less current portion	8,438	5,625
Equity investment in related party	27,265	27,671
Other assets, net	69,230	47,609
Total assets	$1,181,155	$892,620
Liabilities, Non-Controlling Interests and Stockholders' Equity
Current liabilities:
Trade accounts payable	$56,256	$29,836
Amounts due to related parties	9,682	5,222
Accrued expenses and other current liabilities	94,894	65,459
Current portion of operating lease liabilities	4,493	3,706
Total current liabilities	165,325	104,223
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	13,048	12,748
Other long-term liabilities	10,967	15,286
Total liabilities	214,340	157,257
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at March 31, 2023 and March 25, 2022	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 191,754,292 shares issued and outstanding at March 31, 2023; 1,000,000,000 shares authorized, 190,473,595 issued and outstanding at March 25, 2022	1,918	1,905
Additional paid-in capital	674,179	627,792
Retained earnings	310,315	122,958
Accumulated other comprehensive loss	(20,784)	(18,448)
Equity attributable to Allegro MicroSystems, Inc.	965,628	734,207
Non-controlling interests	1,187	1,156
Total stockholders' equity	966,815	735,363
Total liabilities, non-controlling interests and stockholders' equity	$1,181,155	$892,620
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Net sales	$812,890	$619,861	$486,546
Net sales to related party	160,763	148,813	104,661
Total net sales	973,653	768,674	591,207
Cost of goods sold	348,390	286,855	254,285
Cost of goods sold to related party	79,184	74,359	58,020
Gross profit	546,079	407,460	278,902
Operating expenses:
Research and development	150,850	121,873	108,649
Selling, general and administrative	194,722	150,937	153,476
Impairment of long-lived assets	—	—	7,119
Change in fair value of contingent consideration	(2,800)	(2,000)	(2,500)
Total operating expenses	342,772	270,810	266,744
Operating income	203,307	136,650	12,158
Other income (expense):
Loss on debt extinguishment	—	—	(9,055)
Interest expense	(2,336)	(2,499)	(3,828)
Interest income	1,724	1,442	1,225
Foreign currency transaction gain (loss)	980	(568)	(2,889)
(Loss) income in earnings of equity investment	(406)	1,007	1,413
Unrealized gains on marketable securities	7,471	3,722	—
Other, net	606	992	(475)
Income (loss) before income taxes	211,346	140,746	(1,451)
Income tax provision (benefit)	23,852	21,191	(19,552)
Net income	187,494	119,555	18,101
Net income attributable to non-controlling interests	137	148	148
Net income attributable to Allegro MicroSystems, Inc.	$187,357	$119,407	$17,953
Net income attributable to Allegro MicroSystems, Inc. per share:
Basic	$0.98	$0.63	$0.22
Diluted	$0.97	$0.62	$0.10
Weighted average shares outstanding:
Basic	191,197,452	189,748,427	83,448,055
Diluted	193,688,102	191,811,205	176,416,645
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in thousands)

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Net income	$187,494	$119,555	$18,101
Net income attributable to non-controlling interests	137	148	148
Net income attributable to Allegro MicroSystems, Inc.	187,357	119,407	17,953
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,892)	(8,110)	9,304
Net actuarial gain (loss) amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax of $(164), $(472) and $391 in 2023, 2022 and 2021, respectively	492	1,416	(1,172)
Total other comprehensive (loss) income	(2,400)	(6,694)	8,132
Comprehensive income	184,957	112,713	26,085
Comprehensive income (loss) attributable to non-controlling interests	64	111	(21)
Comprehensive income attributable to Allegro MicroSystems, Inc.	$185,021	$112,824	$26,064
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock, Class A		Common Stock, Class L		Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at March 27, 2020	10,000,000	$100	622,470	$6	—	$—	—	$—	$458,697	$194,355	$(19,976)	$950	$634,132
Net income	—	—	—	—	—	—	—	—	—	17,953	—	148	18,101
Issuance of Class L shares, net of forfeitures	—	—	15,828	—	—	—	—	—	—	—	—	—	—
Capitalization changes related to organizational structure of affiliates and direct and indirect interests in subsidiaries	—	—	—	—	—	—	—	—	(19,165)	—	—	—	(19,165)
Stock-based compensation	—	—	—	—	—	—	156,435	2	49,870	—	—	—	49,872
Issuance of common stock in connection with IPO, net of underwriting discounts and other offering costs	—	—	—	—	—	—	25,000,000	250	321,175	—	—	—	321,425
Conversion of Class A and Class L common stock into common stock in connection with the IPO	(10,000,000)	(100)	(636,301)	(6)	—	—	166,500,000	1,665	(1,559)	—	—	—	—
Repurchase of Class A and Class L common stock to cover related taxes	—	—	(1,997)	—	—	—	(2,068,274)	(21)	(27,686)	—	—	—	(27,707)
Conversion of LTCIP/TRIP awards into restricted stock units in connection with the IPO	—	—	—	—	—	—	—	—	2,081	—	—	—	2,081
Cash dividend paid to holders of Class A common stock	—	—	—	—	—	—	—	—	(191,243)	(208,757)	—	—	(400,000)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	9,283	21	9,304
Net actuarial loss and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	(1,172)	—	(1,172)
Balance at March 26, 2021	—	$—	—	$—	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
Net income	—	—	—	—	—	—	—	—	—	119,407	—	148	119,555
Employee stock purchase plan issuances	—	—	—	—	—	—	125,767	1	2,831	—	—	—	2,832
Stock-based compensation, net of forfeitures	—	—	—	—	—	—	759,667	8	33,429	—	—	—	33,437
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	—	—	—	—	(638)	—	—	—	(638)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(7,999)	(111)	(8,110)
Net actuarial gain and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	1,416	—	1,416
Balance at Balance at March 25, 2022	—	$—	—	$—	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
Net income	—	—	—	—	—	—	—	—	—	187,357	—	137	187,494
Cash dividends to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	(42)	(42)
Employee stock purchase plan issuances	—	—	—	—	—	—	161,726	2	2,791	—	—	—	2,793
Stock-based compensation, net of forfeitures	—	—	—	—	—	—	1,118,971	11	61,657	—	—	—	61,668
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	—	—	—	—	(18,061)	—	—	—	(18,061)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2,828)	(64)	(2,892)
Net actuarial gain and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	—	—	—	—	492	—	492
Balance at Balance at March 31, 2023	—	$—	—	$—	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,494	$119,555	$18,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,808	48,527	48,307
Amortization of deferred financing costs	99	101	226
Deferred income taxes	(40,116)	7,498	(18,931)
Stock-based compensation	61,798	33,548	49,870
Loss (gain) on disposal of assets	285	(349)	269
Loss on debt extinguishment	—	—	9,055
Change in fair value of contingent consideration	(2,800)	(2,000)	(2,500)
Impairment of long-lived assets	—	—	7,119
Provisions for inventory writedowns and receivables reserves	(1,438)	6,297	5,019
Unrealized gains on marketable securities	(7,471)	(3,722)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(12,484)	(18,347)	(9,303)
Accounts receivable - other	2,226	(2,668)	(28)
Inventories	(75,150)	(4,471)	7,641
Prepaid expenses and other assets	(23,263)	(19,450)	(29,047)
Trade accounts payable	11,958	(4,348)	15,099
Due to/from related parties	18,326	(659)	4,878
Accrued expenses and other current and long-term liabilities	22,934	(3,383)	14,795
Net cash provided by operating activities	193,206	156,129	120,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(79,775)	(69,941)	(40,673)
Acquisition of business, net of cash acquired	(19,921)	(14,549)	(11,555)
Proceeds from sales of property, plant and equipment	—	27,408	318
Investments in marketable securities	—	(9,189)	—
Contribution of cash balances due to divestiture of subsidiary	—	—	(16,335)
Net cash used in investing activities	(99,696)	(66,271)	(68,245)
CASH FLOWS FROM FINANCING ACTIVITIES:
Loans made to related party	(7,500)	(7,500)	—
Receipts on related party notes receivable	2,812	—	51,377
Proceeds from initial public offering, net of underwriting discounts and other offering costs	—	—	321,425
Payments for taxes related to net share settlement of equity awards	(18,061)	(638)	—
Proceeds from issuance of common stock under equity award and purchase plans awards	2,793	2,831	(27,707)
Dividends paid to non-controlling interest	(42)	—	—
Dividends paid	—	—	(400,000)
Borrowings of senior secured debt, net of deferred financing costs	—	—	315,719
Repayment of senior secured debt	—	—	(300,000)
Repayment of unsecured credit facilities	—	—	(33,000)
Net cash used in financing activities	(19,998)	(5,307)	(72,186)
Effect of exchange rate changes on Cash and cash equivalents and Restricted cash	(4,606)	1,373	3,860
Net increase (decrease) in Cash and cash equivalents and Restricted cash	68,906	85,924	(16,001)
Cash and cash equivalents and Restricted cash at beginning of period	289,799	203,875	219,876
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$358,705	$289,799	$203,875
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH:
Cash and cash equivalents at beginning of period	$282,383	$197,214	$214,491
Restricted cash at beginning of period	7,416	6,661	5,385
Cash and cash equivalents and Restricted cash at beginning of period	$289,799	$203,875	$219,876
Cash and cash equivalents at end of period	351,576	282,383	197,214
Restricted cash at end of period	7,129	7,416	6,661
Cash and cash equivalents and Restricted cash at end of period	$358,705	$289,799	$203,875

ALLEGRO MICROSYSTEMS, INC.
Consolidated Statements of Cash Flows - continued
(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,923	$813	$2,746
Cash paid for income taxes, net of refunds	$58,209	$22,195	$8,908
Non-cash transactions:
Property, plant and equipment purchases included in trade accounts payable	$(16,369)	$(2,021)	$(3,226)
Assets held for sale transferred from property, plant and equipment, net	$—	$—	$25,969
Loans to cover purchase of common stock under employee stock plan	$—	$—	$171
Noncash lease liabilities arising from obtaining right-of-use assets	$4,870	$3,159	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)

1.Nature of the Business and Basis of Presentation
Allegro MicroSystems, Inc., together with its consolidated subsidiaries (the “Company”), is a global leader in designing, developing and manufacturing sensing and power solutions for motion control and energy-efficient systems in automotive and industrial markets. The Company is incorporated under the laws of Delaware. The Company is headquartered in Manchester, New Hampshire and has a global footprint, with 26 locations across four continents.
Financial Periods
The Company’s fiscal year is the 52-week or 53-week period ending on the Friday closest to the last day in March. The Company’s 2023 fiscal year ended March 31, 2023 (“fiscal year 2023”) was a 53-week period, while the 2022 fiscal year ended March 25, 2022 (“fiscal year 2022”) and 2021 fiscal year ended March 26, 2021 (“fiscal year 2021”) were 52-week periods.
2.Summary of Significant Accounting Policies
Basis of Presentation
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and those entities required to be consolidated under GAAP. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates relate to useful lives of fixed and intangible assets, provisions for expected credit losses and customer returns and sales allowances. Such estimates also relate to accrued liabilities, the valuation of stock-based awards, deferred tax valuation allowances, the net realizable value of inventory, and other reserves. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications.
Business Segment Information
The Company operates in one segment which involves the design, development, production and distribution of various integrated circuits in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief operating decision maker, who is the Company’s Chief Executive Officer, measures financial performance as a single enterprise and not on a legal entity or end market basis. Throughout the year, the chief operating decision maker allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to a legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Non-Controlling Interests
The Company, through one of its wholly owned subsidiaries, established an affiliated entity in Philippines for the primary purpose of purchasing, selling, leasing, developing and otherwise managing real estate acquired by the Company in the Philippines. The Company owns 40% of the equity interest in this entity, and the remaining 60% is held in a trust for the benefit of its employee retirement fund. The portion of the results of operations of this entity is shown as net income attributable to the non-controlling interests in the Company’s consolidated statements of operations for fiscal 2023, 2022 and 2021. Additionally, the cumulative portion of the results of operations of this entity along with the interest in the net assets is shown as a component of non-controlling interests in the Company’s consolidated balance sheets.
Cash Equivalents and Restricted Cash
The Company considers all highly liquid instruments with original maturities of three months or less at the time of acquisition to be cash equivalents. At March 31, 2023 and March 25, 2022, the Company maintained investments in an interest-bearing cash account. Because of the investment’s short term to maturity and the investment’s relative price insensitivity to changes in market interest rates, cost approximates fair value for this investment. As a result, there were no realized or unrealized gains or losses for the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021. The Company has restricted cash, the use of which is restricted to the benefit of employees through a deferred compensation program.
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
A detailed description of fair value measurement of the assets of the non-U.S. defined benefit plan is included in Note 15, “Retirement Plans.”

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Trade accounts receivable, net
A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). Accounts receivables are presented net of a provision for expected credit losses, which is an estimate of amounts that may not be collectible.
The provision for expected credit losses is our estimate of current expected credit losses (“CECL”) based on historical loss experience. The Company periodically performs detailed reviews to assess the adequacy of the allowance. The Company exercises judgment in estimating the timing, frequency and severity of losses. The Company uses an aging schedule method to estimate current expected credit losses based on days of delinquency, including information about past events and current economic conditions, as well as future forecasts of economic conditions. The Company’s accounts receivable is separated into two categories using a portfolio methodology to evaluate the allowance under the CECL impairment model based on sales categorization and similar credit quality and worthiness of the customers: original equipment manufacturers and distributors. The receivables in each category share similar risk characteristics. The Company increases the allowance for expected credits losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. Adjustments to the allowance for expected credit losses are recorded as selling, general and administrative expenses in the consolidated statements of operations.
Inventories
Inventories are stated at the lower of cost or net realizable value, with cost being determined using a standard costing system that approximates actual costs, based on a first-in, first-out method. Inventory costs include materials, labor and manufacturing overhead. The Company records inventory provisions when conditions exist that suggest that inventory may be in excess of anticipated demand, is obsolete based upon expected future demand for products and market conditions, or quality-related rejections. These provisions are reported as a reduction to raw materials and supplies, work in process and finished goods. The Company regularly evaluates the ability to realize the value of inventory based on a combination of factors, including historical usage rates, forecasted sales or usage, and product end of life dates. Assumptions used in determining management’s estimates of future product demand may prove to be incorrect, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. Although the Company performs a detailed review of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company’s inventory and reported operating results.
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
Intangible assets, net
Intangible assets, net primarily consist of identified intangible assets related to previous acquisitions, as well as capitalized costs to acquire and defend patent and trademark related awards. In addition, the Company holds technology, customer relationships, and non-compete agreements. The Company’s intangible assets are amortized using the straight-line method over their estimated useful lives (approximating their economic benefit) ranging from three to twelve years.
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
Indefinite-lived intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The impairment test consists of a qualitative assessment to determine if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform a quantitative impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If events occur, a comparison of the fair value of the intangible asset with its carrying value is performed. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company has elected the first business day of the fourth quarter of its fiscal year as the annual impairment testing date. The results of the annual impairment test did not indicate any impairments of indefinite-lived intangible assets for fiscal years 2023, 2022 and 2021.
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
In testing goodwill for impairment, the Company has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include industry and market considerations, economic conditions, entity-specific financial performance and other events, such as changes in management, strategy and primary customer base. If based on the Company’s qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The results of the Company’s qualitative goodwill impairment test performed on the first business day of fourth quarter for fiscal years 2023, 2022 and 2021 did not indicate any impairments.
Leases
The Company accounts for leases in accordance with GAAP. At the inception of an arrangement, the Company determines whether the arrangement is a lease arrangement or contains a lease based on the unique facts and circumstances present. Leases with a term greater than 12 months are recognized on the balance sheet as right-of-use (“ROU”) assets with a corresponding lease liability. The Company has elected not to recognize on the consolidated balance sheets leases with an initial term of 12 months or less. Leases with an initial term of 12 months or less are directly expensed as incurred. Leases are classified as either operating or finance depending on the specific terms of the arrangement.
The Company’s leases mainly consist of facilities, office equipment, and vehicles. The majority of leases are classified as operating leases. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments and future rent increases tied to an index or rate. Future rent increases dependent on an index or rate are initially measured at the index or rate at the commencement date. The Company’s leases typically do not contain residual value guarantees.
At the commencement date, operating and finance lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The lease term includes the non-cancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. The

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
interest rate implicit in a lease contract is typically not readily determinable, therefore an incremental borrowing rate is used to calculate the lease liability. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as prepayments, lease incentives received or initial direct costs paid.
Product Warranties
The Company provides warranties on its products to its customers, generally for one year from the date of shipment and in limited cases for longer periods. In the event of a failure of a product covered by these warranties, the Company must repair or replace the product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. In limited cases, the Company warrants its products to include significant liability beyond the cost of repairing or replacing the product or refunding the sales price of the product. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount, as necessary. If there is a material increase in the rate of customer claims, or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may need to record a charge against future cost of goods sold. There were $4,327 and $541 accrued as of March 31, 2023 and March 25, 2022, respectively.
Revenue Recognition
Revenue is recognized on contracts with customers when transfer of control to the customer occurs in exchange for an amount reflecting the consideration that the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five step approach:
(1) Identify the contract with a customer—The Company considers customer purchase orders, which in some cases are governed by master agreements, to be customer contracts. A contract exists when it is approved by both parties, each party’s rights and obligations are identified, payment terms are known, customer has the ability and intent to pay and the contract has commercial substance. The Company uses judgment in determining the customer’s ability and intent to pay, which is based on factors such as the customer’s historical payment experience or, for new customers, credit and financial information pertaining to the customers.
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
(4) Allocate the transaction price to the performance obligations in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligations based on a relative standalone selling price.
(5) Recognize revenue when a performance obligation is satisfied—Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs point in time at shipment or delivery, depending on the terms of the contract.
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The Company also uses independent sales representatives to assist in the sales process with certain customers. Sales representatives are not distributors. If a sales representative is engaged in the sales process, the Company receives the order directly from and sells the products directly to the end customer. The Company pays a commission to the sales representative, calculated as a percentage of the related customer payment. Sales representatives’ commissions are recorded as expenses when incurred and are classified as selling, general and administrative expenses in the Company’s consolidated statements of operations.
For the consignment arrangements with distributors, delivery occurs and revenue is recognized when the distributor pulls product from consignment inventory that is stored at designated distributor locations. Recognition is not contingent upon resale of the products to the distributors’ customers. Until the products are pulled for use or sale by the distributor, the Company retains control over the products’ disposition, including the right to pull back or relocate the products.
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
Other Revenue Recognition Policies
Shipping and handling activities are not considered a contractual performance obligation. The Company records shipping and handling costs billed to customers as revenue with offsetting costs recorded as cost of sale.
Contract Assets and Contract Liabilities
Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period. Contract assets typically result from contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of March 31, 2023 and March 25, 2022.
Contract liabilities typically result from billings in excess of revenues recognized and relate to products shipped near the end of the reporting period for which the required revenue recognition criteria were not met. The Company had no significant contract liabilities as of March 31, 2023 and March 25, 2022.
Stock-Based Compensation
The Company recognizes compensation costs for all stock-based compensation awards made to employees based upon the awards’ estimated grant-date fair value. Typically, stock-based compensation expense is recognized evenly over the vesting period. However, stock-based compensation expense related to performance-based awards is recognized relative to the probability of achievement of the requisite milestones during the vesting period. The Company accounts for forfeitures as they occur. Determining the fair value of certain stock-based compensation awards at the grant date requires judgment, including estimating the expected life of the stock awards and the volatility of the underlying market-based and projected future cash flow assumptions. Any changes to those estimates that the Company makes from time to time may have a significant impact on the stock-based compensation expense recorded and could materially impact the Company’s results of operations.
Research and Development
The Company commits substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to its customers. The Company conducts research primarily to develop new technologies, enhance current product performance, improve the functionality and reliability of existing products, and develop revolutionary new products and solutions. Research and development costs are expensed as incurred

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
and include salaries, wages and other personnel related costs, material costs and depreciation, consulting costs, software licensing costs, maintenance costs and facility costs.
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
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax provision in the consolidated statements of operations. Accrued interest and penalties are included in accrued expenses and other current liabilities in the consolidated balance sheets.
All undistributed earnings of our foreign subsidiaries are permanently reinvested. Accordingly, the Company does not provide for U.S. income taxes on such undistributed earnings.
Net Income Per Share
Basic net income per share is computed by dividing net income attributable to stockholders of the Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Information about potentially dilutive and antidilutive shares for the reporting period is provided in Note 17, “Net Income per Share.”
Concentrations of Credit Risk and Significant Customers
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions that management believes to be of a high credit quality. To manage credit risk related to accounts receivables, the Company

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
evaluates the creditworthiness of its customers and maintains allowances, to the extend necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any significant credit losses during the prior two years.
As of March 31, 2023, Sanken and our largest, non-affiliated distributor accounted for 10.6% and 17.3%, respectively, of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. As of March 25, 2022, Sanken and our largest, non-affiliated distributor accounted for 23.8% and 12.0%, respectively, of the Company’s outstanding trade accounts receivable, net, respectively, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net as of such dates.
For the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, Sanken accounted for 16.5%, 19.4% and 17.7% of total net sales, respectively. For the same periods, sales to our largest, non-affiliated distributor accounted for 10.8%, 11.0%, and 11.4% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for any of these periods. See Note 20, “Related Party Transactions” for a discussion of the termination, distribution and consulting agreements between Sanken and the Company to transition the marketing and sale of the Company’s products in Japan from Sanken to the Company.
During the fiscal year ended March 31, 2023, sales from customers located outside of the United States in the aggregate accounted for 86.5% of the Company’s total net sales, with Japan accounting for 16.5% and Greater China accounting for 26.1%. No other countries accounted for greater than 10.0% of total net sales for the fiscal year ended March 31, 2023.
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
Recently Adopted Accounting Standards
In October 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which eliminates the diversity in practice and inconsistency related to the accounting for acquired revenue contracts with customers in a business combination. The amendments in ASU 2021-08 require an acquiring entity to apply Accounting Standards Codification (“ASC”) Topic 606, Contracts with Customers (“ASC 606”), to recognize and measure contract assets and contract liabilities in a business combination as if the acquired contracts with customers were originated by the acquiring entity at the acquisition date. An acquirer may assess how the acquiree applied ASC 606 and generally should recognize and measure the acquired contract assets and contract liabilities consistent with the recognition and measurement in the acquiree’s financial statements, as prepared in accordance with GAAP. If unable to rely on the acquiree’s accounting due to errors, noncompliance with GAAP, or differences in accounting policies, the acquirer should consider the terms of the acquired contracts, such as timing of payment, identify each performance obligation in the contracts, and allocate the total transaction price to each identified performance obligation on a relative standalone selling price basis as of contract inception (that is, the date the acquiree entered into the contracts) or contract modification to determine what should be recorded at the acquisition date. The Company early adopted ASU 2021-08, effective March 26, 2022, and concluded that adoption of this ASU did not have a material impact on its financial position, results of operations, cash flows, or related disclosures.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided temporary relief when transitioning from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate or another applicable rate during the original transition period ending on December 31, 2022. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. In light of this development, the FASB issued this update to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company does not anticipate this new guidance to have a material impact on its financial position, results of operations, cash flows, or related disclosures.
3.Heyday Acquisition
On September 1, 2022, the Company completed its purchase of all of the equity interests in Heyday Integrated Circuits (“Heyday”), a privately held company specializing in compact, fully integrated isolated gate drivers that enable energy conversion in high-voltage gallium nitride and silicon carbide wide-bandgap semiconductor designs (the “Heyday Acquisition”). The Heyday Acquisition was undertaken to bring together Heyday’s isolated gate drivers and the Company’s isolated current sensors to enable potential development and commercialization of small high-voltage and high-efficiency power systems. Additionally, this acquisition is expected to increase the Company’s addressable market for electric vehicles (“EV”), solar inverters, data center and 5G power supplies, and broad-market industrial applications. The total purchase price, as updated for measurement period adjustments, was $20,245, consisting of cash consideration paid directly to the owners of Heyday and paid on their behalf for the settlement of certain outstanding debts and other obligations.
The Heyday Acquisition was accounted for as a business combination, and the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the date of acquisition. The allocation of the purchase price was based upon a valuation, and the Company’s estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date) which is not yet finalized. During the fiscal year ended March 31, 2023, the Company recorded measurement period adjustments to various accounts resulting in a decrease in goodwill of $1,133.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date, updated for the measurement period adjustments above:

As of March 31, 2023
Cash	$324
Property and equipment	16
Completed technology	15,100
In-process research and development	1,600
Assets acquired	$17,040
Current liabilities assumed	(282)
Net deferred tax liability	(3,609)
Net assets acquired	$13,149
Total estimated fair value of consideration	(20,245)
Goodwill	$7,096
Completed technology assets are amortized over an estimated useful life of 12 years. The acquired in-process research and development costs were determined to have an indefinite useful life.
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
The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. Goodwill from the Heyday Acquisition is included within the Company’s one reporting unit and was included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the Heyday Acquisition is not deductible for tax purposes.
The income before income taxes from the Heyday Acquisition were immaterial to the Company’s consolidated results for the fiscal year ended March 31, 2023. The Company has not presented pro forma results of operations for the Heyday Acquisition because it is not material to the Company’s consolidated results of operations, financial position, or cash flows.
4.Revenue from Contracts with Customers
The following tables summarize net sales disaggregated by application, by product and by geography for the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.
Net sales by application:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Automotive	$657,479	$531,564	$398,298
Industrial	196,705	133,187	94,872
Other	119,469	103,923	98,037
Total net sales	$973,653	$768,674	$591,207
Net sales by product:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Power integrated circuits (“PIC”)	$375,074	$268,381	203,600
Magnetic sensors (“MS”)	598,579	500,293	387,607
Total net sales	$973,653	$768,674	$591,207
Net sales by geography:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Americas:
United States	$131,150	$108,396	82,165
Other Americas	28,014	23,056	16,558
EMEA:
Europe	169,368	134,537	103,128
Asia:
Japan	160,763	148,813	104,661
Greater China	253,906	191,895	157,546
South Korea	96,549	80,451	62,075
Other Asia	133,903	81,526	65,074
Total net sales	$973,653	$768,674	$591,207

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The Company recognizes sales net of returns and sales allowances, which are comprised of credits issued, price protection adjustments and stock rotation rights. As of March 31, 2023 and March 25, 2022, the liability associated with returns and sales allowances, inclusive of related party adjustments, was $30,571 and $14,924, respectively, and were netted against trade accounts receivable in the consolidated balance sheets.
Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.
5.Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of March 31, 2023 and March 25, 2022 measured at fair value on a recurring basis:

	Fair Value Measurement at March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$102,019	$—	$—	$102,019
Restricted cash:
Money market fund deposits	7,129	—	—	7,129
Other assets, net (long-term):
Investments in marketable securities	19,929	—	—	19,929
Total assets	$129,077	$—	$—	$129,077

	Fair Value Measurement at March 25, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$16,927	$—	$—	$16,927
Restricted cash:
Money market fund deposits	7,416	—	—	7,416
Other assets, net (long-term):
Investments in marketable securities	$12,346	$—	$—	$12,346
Total assets	$36,689	$—	$—	$36,689
Liabilities:
Other long-term liabilities:
Contingent consideration	$—	$—	$2,800	$2,800
Total liabilities	$—	$—	$2,800	$2,800
The following table represents the unrealized gains and losses on investments in marketable securities held with a readily determinable fair value for the fiscal years ended March 31, 2023 and March 25, 2022:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022
Net gains and losses recognized during the period on equity securities	$7,471	$3,722
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$7,471	$3,722
In addition to the unrealized gains in the table above, the change in fair value of the equity securities was impacted by unrealized foreign currency exchange gains of $112 and losses of $565 for the fiscal years ended March 31, 2023 and March 25, 2022, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
In connection with the fiscal year 2021 purchase of Voxtel, Inc. (“Voxtel”), a privately held technology company located in Beaverton, Oregon, that develops, manufactures and supplies photonic and advanced 3D imaging technologies (the “Voxtel Acquisition”), the Company was required to make contingent payments, subject to the entity achieving certain sales and revenue thresholds. The contingent consideration payments were, in the aggregate, $15,000. The fair value of the liabilities for the contingent payments recognized upon the Voxtel Acquisition as part of the purchase accounting opening balance sheet totaled $7,300 and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were units sold, expected revenue, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is remeasured during each reporting period. The change in fair value of contingent consideration for the Voxtel Acquisition is included in change in fair value of contingent consideration in the consolidated statements of operations.
The following table shows the change in fair value of Level 3 contingent consideration:

Level 3 Contingent Consideration
Balance at March 26, 2021	$4,800
Change in fair value of contingent consideration	(2,000)
Balance at March 25, 2022	$2,800
Change in fair value of contingent consideration	(2,800)
Balance at March 31, 2023	$—
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans.”
During the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, there were no transfers between Level 1, Level 2 and Level 3.
6.Trade Accounts Receivable, Net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	March 31, 2023	March 25, 2022
Trade accounts receivable	$150,914	$129,539
Less:
Provision for expected credit losses	(102)	(105)
Returns and sales allowances	(26,269)	(14,819)
Related party trade accounts receivable, net of returns and sales allowances	(13,253)	(27,256)
Total	$111,290	$87,359

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Changes in the Company’s expected credit losses and returns and sales allowances, exclusive of related party adjustments, were as follows:

Description	Provision for Expected Credit Losses	Returns and Sales Allowances	Total
Balance at March 27, 2020	$288	$17,185	$17,473
Provisions	(150)	147,026	146,876
Deductions	—	(148,937)	(148,937)
Balance at March 26, 2021	138	15,274	15,412
Provisions	(33)	144,318	144,285
Deductions	—	(144,773)	(144,773)
Balance at March 25, 2022	105	14,819	14,924
Provisions	(3)	129,504	129,501
Deductions	—	(118,054)	(118,054)
Balance at March 31, 2023	$102	$26,269	$26,371
7.Inventories
Inventories include materials, labor and overhead and consisted of the following:

	March 31, 2023	March 25, 2022
Raw materials and supplies	$15,049	$11,941
Work in process	98,836	55,855
Finished goods	37,416	18,364
Total	$151,301	$86,160
The Company recorded inventory write-offs totaling $10,009, $5,809 and $4,464 for the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, respectively.

8.Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	March 31, 2023	March 25, 2022
Land	$15,384	$15,775
Buildings, building improvements and leasehold improvements	61,500	59,816
Machinery and equipment	611,459	542,745
Office equipment	6,119	6,247
Construction in progress	48,378	22,428
Total	742,840	647,011
Less accumulated depreciation	(479,741)	(436,983)
Total	$263,099	$210,028
The Company retired $1,638, $10,976 and $63 of fully depreciated assets during the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, respectively. Total depreciation expense amounted to $45,469, $44,178 and $44,845 for the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Long-lived assets include property, plant and equipment and related deposits on such assets, and capitalized tooling costs. The geographic locations of the Company's long-lived assets, net, based on physical location of the assets, as of March 31, 2023 and March 25, 2022 are as follows:

	March 31, 2023	March 25, 2022
United States	$36,237	$35,221
Philippines	207,671	167,488
Other	21,359	7,746
Total	$265,267	$210,455
9.Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 26, 2021	$20,106
Foreign currency translation	(97)
Balance at March 25, 2022	$20,009
Goodwill arising from acquisition	7,096
Foreign currency translation	586
Balance at March 31, 2023	$27,691
Intangible assets, net were as follows:

	March 31, 2023
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted-Average Lives
Patents	$40,213	$18,335	$21,878	10 years
Customer relationships	3,281	3,115	166	9 years
Process technology	28,508	2,963	25,545	12 years
Indefinite-lived process technology and trademarks	4,696	—	4,696
Trademarks and other	287	194	93	5 years
Total	$76,985	$24,607	$52,378

	March 25, 2022
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted-Average Lives
Patents	$36,577	$15,304	$21,273	10 years
Customer relationships	6,590	6,348	242	9 years
Process technology	14,750	3,463	11,287	12 years
Indefinite-lived process technology and trademarks	3,168	—	3,168
Trademarks and other	83	83	—	5 years
Total	$61,168	$25,198	$35,970
Intangible assets amortization expense was $5,209, $4,219 and $3,332 for the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
As of March 31, 2023, amortization expense of intangible assets for the next five fiscal years is expected to be as follows:

2024	$5,552
2025	5,229
2026	4,926
2027	4,573
2028	4,282
Thereafter	23,120
Total	$47,682
10.Other Assets, net
The composition of other assets, net was as follows:

	March 31, 2023	March 25, 2022
VAT receivables long-term, net	$13,633	$6,386
Income taxes receivable long-term	13,133	15,763
Investments in equity securities (1)	19,929	12,346
Deposits	17,319	10,525
Long-term prepaid contracts	436	1,236
Other	4,780	1,353
Total	$69,230	$47,609
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
11.Accrued Expenses and Other Current Liabilities
The composition of accrued expenses and other current liabilities was as follows:

	March 31, 2023	March 25, 2022
Accrued management incentives	40,484	33,607
Accrued salaries and wages	20,205	14,699
Accrued warranty costs	4,327	541
Accrued vacation	8,178	5,715
Accrued professional fees	6,243	1,252
Accrued income taxes	5,625	1,831
Other current liabilities	9,832	7,814
Total	$94,894	$65,459
12.Leases
The Company determines if an arrangement is or contains a lease at inception, which is the date on which the terms of the contract are agreed to and the agreement creates enforceable rights and obligations. The Company also considers whether its service arrangements include the right to control the use of an asset.
The Company leases real estate, equipment and vehicles under operating lease agreements that have initial terms ranging from one to 10 years. The Company does not have any leases classified as finance leases. Some leases include one or more options to exercise renewal terms, generally at the Company’s sole discretion, that can extend the lease term. Certain leases contain rights to terminate whereby those termination options are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Operating lease cost is recognized on a straight-line basis over the lease term. Information regarding the Company’s leases are as follows:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022
Lease costs:
Operating lease expense	$4,833	$4,648
Short term lease expense	326	584
Other information:
Cash paid for operating leases	$5,034	$5,289
Weighted-average remaining lease term – operating leases	4.57 years	5.17 years
Weighted-average discount rate – operating leases	5.3%	4.5%
As of March 31, 2023, future minimum lease payments under the lease agreements were as follows:

2024	$5,545
2025	4,957
2026	4,071
2027	3,240
2028	2,520
Thereafter	2,818
Total lease payments	$23,151
Less: imputed interest	(5,610)
Total operating lease liabilities	$17,541
13.Debt and Other Borrowings
As of March 31, 2023, the principal maturities of debt obligations outstanding of $25,000 will be due for repayment in fiscal year 2028.
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in fiscal year 2028 (the “Term Loan Facility”). On September 30, 2020, the Company also entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facilities”). The Revolving Credit Facility is secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the Term Loan Facility is calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. The Company’s outstanding borrowings bore an interest rate of 8.38% at March 31, 2023. The Company had no outstanding borrowings on the Revolving Credit Facility as of March 31, 2023.
14.Other Long-Term Liabilities
The composition of other long-term liabilities is as follows:

	March 31, 2023	March 25, 2022
Accrued retirement	8,032	8,903
Provision for uncertain tax positions	2,837	2,757
Other long-term liabilities	98	3,626
Total	$10,967	$15,286

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
15.Retirement Plans
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
Plan Descriptions
Non-U.S. Defined Benefit Plan
The Company, through its wholly owned subsidiary, Allegro MicroSystems Philippines, Inc., has a defined benefit pension plan, which is a noncontributory plan that covers substantially all employees of this subsidiary. The plan’s assets are invested in government securities, common trust funds, bonds and other debt instruments and stocks.
Effect on the consolidated statements of operations
Expense related to the non-U.S. defined benefit plan was as follows:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Service cost	$1,358	$1,554	$1,454
Interest cost	763	637	628
Expected return on plan assets	(301)	(304)	(299)
Amortization of net transition asset	—	—	(1)
Amortization of prior service cost	(8)	1	8
Actuarial loss	77	205	179
Net periodic pension expense	$1,889	$2,093	$1,969
Changes in the benefit obligations and plan assets for the non-U.S. defined benefit plan were as follows:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022
Obligation and funded status of plan:
Benefit obligation at beginning of year	$15,080	$17,180
Service cost	1,358	1,554
Interest cost	763	637
Prior service cost	—	(108)
Benefits paid	(1,014)	(1,180)
Actuarial gain	(908)	(1,822)
Foreign currency exchange rate changes	(549)	(1,181)
Benefit obligation at end of year	$14,730	$15,080
Change in plan assets:
Fair value of plan assets at beginning of year	$7,097	$7,644
Actual return on plan assets	(189)	(235)
Employer contributions	1,463	1,380
Benefits paid	(952)	(1,146)
Foreign currency exchange rate changes	(251)	(546)
Fair value of plan assets at end of year	$7,168	$7,097
Underfunded status at end of year	$(7,562)	$(7,983)

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
The following table presents the obligations and asset information for the non-U.S. defined benefit plan that has a projected benefit obligation in excess of plan assets:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022
Projected benefit obligations	$14,730	$15,080
Plan assets	7,168	7,097
Accumulated benefit obligations	8,868	9,216
The amounts recorded in AOCI for the non-U.S. defined benefit plan for the fiscal years ended March 31, 2023 and March 25, 2022 are further detailed below:

	Net Transition Obligation (Asset)	Net Actuarial Loss	Prior Service Costs	Total
Balance, March 26, 2021, net of tax	$224	$3,193	1	$3,418
2022 change in AOCI for non-U.S. defined benefit plan	20	(665)	(104)	(749)
Amounts in AOCI before tax	244	2,528	(103)	2,669
Less tax expense	61	632	(26)	667
Balance, March 25, 2022, net of tax	183	1,896	(77)	2,002
2023 change in AOCI for non-U.S. defined benefit plan	(11)	36	(14)	11
Amounts in AOCI before tax	172	1,932	(91)	2,013
Less tax expense	43	483	(23)	503
Balance, March 31, 2023, net of tax	$129	$1,449	$(68)	$1,510
There is no significant actuarial net gain or loss included in AOCI as of March 31, 2023 that is expected to be amortized into net periodic benefit cost over the next fiscal year.
As of March 31, 2023, the Company does not expect a significant return of plan assets during the next 12 months.
Assumptions and Investment Policies
Weighted-Average Assumptions Used to Determine Projected Benefit Obligation

	March 31, 2023	March 25, 2022
Non-U.S. assumed discount rate	6.63%	5.58%
Non-U.S. rate of compensation increase	5.50%	5.50%
Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 31, 2023	March 25, 2022	March 26, 2021
Non-U.S. assumed discount rate	6.63%	5.58%	4.00%
Non-U.S. expected long-term return on plan assets	6.40%	4.10%	4.20%
Non-U.S. rate of compensation increase	5.50%	5.50%	5.00%

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Information on Plan Assets
The table below sets forth the fair value of the entity’s plan assets using the same three-level hierarchy of fair value inputs described in Note 2, “Summary of Significant Accounting Policies”:

	Fair Value at March 31, 2023	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$2,133	$2,133	$—	$—
Unit investment trust fund	1,196	—	1,196	—
Loans	586	—	—	586
Bonds	687	—	687	—
Stocks and other investments	2,566	1,461	3	1,102
Total	$7,168	$3,594	$1,886	$1,688

	Fair Value at March 25, 2022	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$1,920	$1,920	$—	$—
Unit investment trust fund	1,165	—	1,165	—
Loans	553	—	—	553
Bonds	676	—	676	—
Stocks and other investments	2,783	1,716	2	1,065
Total	$7,097	$3,636	$1,843	$1,618
The following table shows the change in fair value of Level 3 plan assets:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 27, 2020	$756	$364
Additions during the year	325	—
Redemptions during the year	(531)	—
Revaluation of equity securities	—	753
Change in foreign currency exchange rates	34	16
Balance at March 26, 2021	$584	$1,133
Additions during the year	308	—
Redemptions during the year	(289)	—
Revaluation of equity securities	(5)	13
Change in foreign currency exchange rates	(45)	(81)
Balance at March 25, 2022	$553	$1,065
Additions during the year	328	—
Redemptions during the year	(280)	—
Revaluation of equity securities	4	75
Change in foreign currency exchange rates	(19)	(38)
Balance at March 31, 2023	$586	$1,102
The investments in the Company’s major benefit plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within the market sectors. In recent years, the Company’s investment policy has shifted toward a closer matching of the interest-rate sensitivity of the plan assets and liabilities. The appropriate mix of equity and bond investments is determined primarily through the use of detailed asset-liability modeling studies that look to balance the

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
impact of changes in the discount rate against the need to provide asset growth to cover future service cost. The Company, through its wholly owned subsidiary, Allegro MicroSystems, LLC’s (“AML”) non-U.S. defined benefit plan, has added a greater proportion of fixed income securities to the non-U.S. defined benefit plan with return characteristics that are more closely aligned with changes in liabilities caused by discount rate volatility. There are no significant restrictions on the amount or nature of the investments that may be acquired or held by the plans.
Cash Flows
During the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, the Company contributed approximately $1,489, $1,369 and $986 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $2,171 to its non-U.S. pension plan in fiscal year 2024.
Estimated Future Benefit Payments
The following table projects the benefits expected to be paid to participants from the plans in each of the following fiscal years. The majority of the payments will be paid from Company assets.

Pension Benefits
2024	$1,465
2025	947
2026	896
2027	1,192
2028	1,550
Thereafter	8,914
Total	$14,964
Defined Contribution Plan
The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”) for our U.S.-based employees who satisfy certain eligibility requirements. Eligible employees may defer a portion of their eligible compensation, within prescribed limits, through contributions to the 401(k) Plan. The Company matches participants’ contributions, up to a maximum of 5% of a participant’s eligible compensation, up to the statutory compensation limit, and these matching contributions are fully vested as of the date they are made. Matching contributions by AML totaled $4,708, $4,074 and $3,687 for the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, respectively.
The Company, through its AML subsidiary, Allegro MicroSystems Europe, Ltd. (“Allegro Europe”), also has a defined contribution plan (the “AME Plan”) covering substantially all employees of Allegro Europe. Contributions to the AME Plan by the Company totaled approximately $1,248, $1,065 and $507 for the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, respectively.
16.Commitments and Contingencies
Noncancellable purchase obligations
Future minimum payments under purchase obligations with suppliers as of March 31, 2023 totaled $56,322, substantially all of which all expected to be procured in fiscal year 2024.
Insurance
The Company, through its subsidiaries, utilizes self-insured employee health programs for employees in the U.S. The Company records estimated liabilities for its self-insured health programs based on information provided by the third-party plan administrators, historical claims experience and expected costs of claims incurred but not reported. The Company monitors its estimated liabilities on a quarterly basis. As facts change, it may become necessary to make adjustments that could be material to the Company’s consolidated financial position and results of operations.
Legal proceedings
The Company is subject to various legal proceedings, and claims, and regulatory examinations or investigations arising in the normal course of business, the outcomes of which are subject to significant uncertainty, and the Company’s ultimate liability, if any, is difficult to predict. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable and estimable, the Company will disclose the nature of the contingency and, if estimable, will provide the likely amount of such loss or range of loss. The Company does not believe there are any current matters that could have a material adverse effect on its financial position, results of operations or cash flows.
Indemnification
From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not recognized or incurred any costs in connection with such indemnification arrangements; therefore, there was no accrual of such amounts at March 31, 2023 or March 25, 2022.
Environmental Matters
The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the consolidated statements of operations during the period such determination was made. No significant environmental accruals were established at March 31, 2023 or March 25, 2022.
17.Net Income per Share
The following table sets forth the basic and diluted net income attributable to Allegro MicroSystems, Inc. per share.

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Net income attributable to Allegro MicroSystems, Inc.	$187,357	$119,407	$17,953
Net income attributable to common stockholders	187,494	119,555	18,101
Basic weighted average common shares	191,197,452	189,748,427	83,448,055
Dilutive effect of common stock equivalents	2,490,650	2,062,778	92,968,590
Diluted weighted average common shares	193,688,102	191,811,205	176,416,645
Basic net income attributable to Allegro MicroSystems, Inc. per share	$0.98	$0.63	$0.22
Basic net income attributable to common stockholders per share	$0.98	$0.63	$0.22
Diluted net income attributable to Allegro MicroSystems, Inc. per share	$0.97	$0.62	$0.10
Diluted net income attributable to common stockholders per share	$0.97	$0.62	$0.10
The computed net income per share for the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021 does not assume conversion of securities that would have an antidilutive effect on income per share. The following represents contingently issuable shares under the employee stock purchase plan (“ESPP”) and restricted stock units (“RSUs”) excluded from the computation of net income per share, as such securities would have an antidilutive effect on net income per share:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
RSUs	17,586	—	273
ESPP	—	3,622	—
Total	17,586	3,622	273

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The following represents issued and issuable weighted average share information underlying our outstanding RSUs, performance-based restricted stock units (“PSUs”) and participation in the ESPP for the respective periods:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
RSUs	1,039,547	1,066,406	308,811
PSUs	1,435,883	996,372	218,678
ESPP	15,220	—	2,914
Shares related to Common Stock Conversion	—	—	92,438,187
Total	2,490,650	2,062,778	92,968,590
18.Stock-Based Compensation
The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees over the related requisite service period, including PSUs, RSUs and restricted shares (all part of our equity incentive plan). Upon meeting the time-based vesting and, if applicable, any performance conditions, common shares of the Company (net of applicable tax withholding) are issued to the employee in exchange for each share-based unit.
RSUs granted to management generally have time-based vesting requirements with equal and annual graded vesting over approximately four years subsequent to the grant date, but also generally vest upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date. In order to be retirement eligible, an employee must be at least 62 years old, has completed a minimum of five years of service with the Company, and has provided at least three months' prior written notice of termination of employment. All of our outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.
The following table summarizes RSU activity for the fiscal year ended March 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 25, 2022	1,701,007	$20.50	1.27	$49,635
Granted	2,237,432	$23.65
Vested	(1,475,998)	$20.15
Canceled	(211,217)	$20.57
Outstanding - March 31, 2023	2,251,224	$23.85	1.27	$108,036
The weighted-average grant fair value per share for RSUs granted during the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021 was $23.65, $26.00, $14.06, respectively. The stock-based compensation expense related to non-vested awards not yet recorded at March 31, 2023 was $37,490, which is expected to be recognized over a weighted-average of 1.27 years.
The total fair value of RSUs vested was $29,732, $12,650 and $2,241 the fiscal years ended March 31, 2023, March 25, 2022 and March 26, 2021, respectively.
The Company also awards PSUs to its senior executive officers based on achievement of metrics tied to financial plans approved in meetings of its Board of Directors for establishing target performances. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. In fiscal year 2021, these awards were earned upon the completion of a three-year performance period ended March 31, 2023. Whether units are earned at the end of the performance period is determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving certain revenue targets and cumulative earnings before income taxes, depreciation and amortization (“EBITDA”) levels for the performance period, and also include a performance objective relating to relative total shareholder return (“TSR”). Depending on the results achieved during the three-year performance period, the actual number of shares that a grant recipient may receive during and at the end of the period ranges from 0% to 200% of the Target Shares granted.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The weighted-average fair value of the PSUs was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions:

Fiscal Year Ended
March 31, 2023
Performance term	2.81 years
Volatility	51.3%
Risk-free rate of return	2.76%
Dividend yield	—%
Weighted-average fair value per share	$30.69
The following table summarizes PSU activity for the fiscal year ended March 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 25, 2022	955,083	$20.22	1.51	$27,869
Granted	2,805,698	$24.64
Vested	(855,916)	$28.01
Canceled	(552,689)	$21.45
Outstanding - March 31, 2023	2,352,176	$22.38	2.64	$112,881
PSUs are included at 10% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at March 31, 2023 was $19,282, which is expected to be recognized over a weighted average of 2.64 years.
The following table summarizes unvested restricted common stock activity for the fiscal year ended March 31, 2023:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding - March 25, 2022	140,526	$14.00	1.07	$4,101
Vested	(117,096)	$14.00
Canceled	(1,626)	$—
Outstanding - March 31, 2023	21,804	$14.00	0.16	$1,046
2,685,528 shares of the Company’s common stock are available for future issuance under the ESPP, which includes (a) 832,400 shares of common stock initially available for issuance under the ESPP, and (b) an additional 1,852,958 shares of common stock that may become issuable under the ESPP pursuant to its terms.
The ESPP allows employees to purchase the Company’s common stock at 85% of the lesser of the stock price at the beginning or end of the offering period. Each offering period is six months.
The weighted-average fair value of the ESPP shares was determined using the Black-Scholes model incorporating the following weighted-average assumptions:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Expected performance term	0.50 years	0.50 years	0.50 years
Volatility	44.99%	48.10%	55.02%
Risk-free rate of return	3.58%	0.10%	0.09%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	$6.83	$8.25	$7.77

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
As of March 31, 2023, the total unrecognized compensation cost related to the ESPP was $252, and this amount is expected to be recognized over 0.25 years.
For the fiscal year ended March 31, 2023, the Company recognized stock-based compensation charges of $33,708, $26,890, $146, $921 and $133 for its RSUs, PSUs, restricted common stock, ESPP and phantom stock, respectively. The Company recorded stock-based compensation expense in the following expense categories of its consolidated statements of operations:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Cost of sales	$5,090	$3,176	$5,158
Research and development	9,496	3,933	3,573
Selling, general and administrative	47,212	26,439	41,139
Total stock-based compensation	$61,798	$33,548	$49,870
19.Income Taxes
The components of income before income taxes include the following:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Income before provision for income taxes attributable to:
Domestic operations	$190,107	$121,883	$(2,288)
Foreign operations	21,239	18,863	837
Total	$211,346	$140,746	$(1,451)
Significant components of the provision (benefit) for income taxes are as follows:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Current:
Federal	$53,973	$7,779	$(3,821)
State	472	1,553	1,085
Foreign	9,523	4,361	2,115
Total current	63,968	13,693	(621)
Deferred:
Federal	(36,276)	7,892	(17,564)
State	310	371	(1,016)
Foreign	(4,150)	(765)	(351)
Total deferred	(40,116)	7,498	(18,931)
Total income tax provision	$23,852	$21,191	$(19,552)

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
The difference between the tax provision at the statutory federal tax rate and the provision for income taxes is as follows:

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Tax provision at U.S. statutory rate	$44,383	$29,557	$(305)
State income taxes, net of federal benefit	1,027	2,370	356
FDII	(25,391)	(9,066)	—
Research and development tax credit	(3,641)	(2,823)	(2,162)
Stock-based compensation	(1,025)	(230)	(13,303)
Cumulative provision-to-return	(914)	(590)	(862)
Gain on contingent purchase price reduction	(588)	(420)	(525)
Subpart F income, net of credits	(307)	283	43
Provision for uncertain tax positions	(81)	(17)	26
162(m) limitation	8,931	3,988	—
Foreign tax rate	954	(157)	1,279
Deferred tax remeasurement	651	—	309
Transaction costs	338	307	1,498
CARES carryback claim and amended returns	—	(2,031)	(3,834)
PSL Divestiture	—	—	(2,009)
Other	(485)	20	(63)
Total income tax provision	$23,852	$21,191	$(19,552)

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2023	March 25, 2022
Deferred income tax assets:
Capitalized research and development costs	$30,582	$—
Bonuses, commissions and other compensation	11,506	11,137
Inventory and sales related	8,730	5,892
Stock-based compensation	3,842	2,837
Tax credits	3,220	6,454
Right-of-use liability	2,479	2,221
Other accruals and reserves	2,803	2,067
Net operating loss carryforward	361	2,106
Gross deferred income tax assets	63,523	32,714
Valuation allowance for deferred income tax assets	(3,581)	(5,070)
Total deferred income tax assets	59,942	27,644
Deferred income tax liabilities:
Equity method and other investments	(4,172)	(2,801)
Fixed assets and intangibles	(3,020)	(4,720)
Right-of-use asset	(2,391)	(2,156)
Total deferred income tax liabilities	(9,583)	(9,677)
Net deferred income tax assets	$50,359	$17,967
In assessing the realizability of its deferred tax assets, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The realization of deferred tax assets depends upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company established a valuation allowance for state research credits and state net operating losses (“NOLs”) of $3,581, which will begin to expire between fiscal year 2024 and 2037 and are not expected to be utilized by the Company prior to expiration.
Pursuant to the 2017 Tax Cuts and Jobs Act (the “Jobs Act”), beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over five and fifteen years, respectively (“174 Capitalization”). The impact of 174 Capitalization to our deferred tax assets is $30,582.
The Company’s intent is to permanently reinvest and use its existing foreign cash to fund its subsidiaries’ working capital needs, short-term and long-term capital projects, and to make investments and acquisitions. Therefore, no deferred tax liability has been established with respect to outside basis difference in its foreign subsidiaries.
The Company filed carryback claims allowable under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) to utilize NOLs and carryover credits generated during fiscal year 2021. As of March 31, 2023, the Company has an outstanding receivable of $13,133 related to these filings that are classified as a long-term tax receivable.
Uncertain Tax Positions
As of March 31, 2023, the Company had $2,408 of gross unrecognized tax benefits, of which $2,392 would impact the effective tax rate, if recognized. As of March 25, 2022, the Company had $2,459 of gross unrecognized tax benefits, of which $2,433 would impact the effective tax rate, if recognized. As of March 26, 2021, the Company had $2,554 of gross unrecognized tax benefits, of which $2,542 would impact the effective tax rate, if recognized. These amounts are recorded as a long-term liability, as the Company does not anticipate payment within one year.

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 31, 2023	March 25, 2022	March 26, 2021
Beginning balance	$2,459	$2,554	$2,559
Gross increases-tax positions in prior period	—	—	55
Gross decreases-tax positions in prior period settlement	—	—	—
Lapse in statute of limitations	(51)	(95)	(60)
Balance at end of period	$2,408	$2,459	$2,554
The Company believes that all tax positions are adequately provided for; amounts asserted by tax authorities could be greater or less than the accrued position. Accordingly, the Company’s provisions for federal, state and foreign tax related matters to be recorded in the future might change as revised estimates are made, or the underlying matters are settled or otherwise resolved.
The Company’s policy is to classify interest expense and penalties, if any, as components of the income tax provision in the consolidated statements of operations. The Company recorded net increases of $39, $58 and $73 in interest, penalties and releases during fiscal years 2023, 2022 and 2021, respectively. As of March 31, 2023 and March 25, 2022, the amount of accrued interest and penalties totaled approximately $445 and $324, respectively.
Examinations by Tax Authorities
The Company and its subsidiaries are routinely subject to examination by taxing authorities in the United States and the foreign jurisdictions in which it does business. Currently, the Internal Revenue Service is auditing the CARES Act carryback claim for fiscal year 2016 through 2021, and the Bureau of Internal Revenue is auditing our Philippine subsidiary for tax year 2019. U.S. and material foreign jurisdictions statutes of limitation remain open as of 2016.
20.Related Party Transactions
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
Transactions Involving Sanken
The Company sells products to and purchases in-process products from Sanken. As of March 31, 2023, Sanken held approximately 51.4% of the Company’s outstanding common stock.
Termination of Sanken Distribution Agreement
On March 30, 2023, the Company entered into a termination of the distribution agreement with Sanken (the “Termination Agreement”). The Termination Agreement formally terminated the distribution agreement dated as of July 5, 2007, by and between the Company and Sanken (the “Distribution Agreement”), effective March 31, 2023. The Distribution Agreement provided Sanken the exclusive right to distribute the Company’s products in Japan. In connection with the termination of the Distribution Agreement, and, as provided for in the Termination Agreement, the Company made a one-time payment of $5,000 to Sanken in exchange for the cancellation of Sanken’s exclusive distribution rights in Japan, which was recorded in selling, general and administrative expenses in the consolidated statements of operations. Concurrent with the Termination Agreement, AML and Sanken also entered into a short-term, nonexclusive distribution agreement (the “Short-Term Distribution Agreement”) and a consulting agreement (the “Consulting Agreement”), each of which were effective April 1, 2023. In addition, the Company allowed a one-time sales return from Sanken of resalable inventory of $4,200. The Short-Term Distribution Agreement provides for the management and sale of Company product inventory for a period of twenty-four months. Under the terms of the Consulting Agreement, Sanken agreed to continue to provide transition

ALLEGRO MICROSYSTEMS, INC.
Notes to Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
services for a period of six months to a strategic customer as orders for the customer are transitioned from Sanken to the Company, and the Company agreed to pay Sanken for providing these transition services.
Transactions involving Polar Semiconductor, LLC (“PSL”)
The Company purchases in-process products from PSL, which is 70% owned by Sanken and 30% owned by the Company.
Purchases of various products from PSL totaled $58,056 and $55,297 for the fiscal years ended March 31, 2023 and March 25, 2022, respectively. Accounts payable to PSL included in amounts due to related party totaled $4,682 and $5,222 as of March 31, 2023 and March 25, 2022, respectively.
Effective January 26, 2023, the Company and PSL entered into a new Wafer Foundry Agreement (“WFA”) for the fabrication of wafers. The WFA replaces the previous Wafer Foundry Agreement with PSL, dated April 12, 2013, which was due to expire on March 31, 2023.
The WFA has a three-year term, and auto renews for subsequent one-year terms, unless terminated by either party providing two years notice. Pursuant to the WFA, the Company will provide a rolling annual forecast for three years, the first two years of which will be binding. The Company plans to purchase the forecast volume of wafers; however, if the Company fails to purchase the forecasted number of wafers for either of the first two years, it will pay a penalty for any shortfall for the given year. The parties also agreed upon production lead-times, as well as wafer, alignment, and mask pricing for the first two years of the term. Any changes to such pricing are subject to mutual agreement.
Notes Receivable from PSL
On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising of principal and interest accrued at 1.26% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1st, July 1st, October 1st, and January 1st). On July 1, 2022, PSL borrowed an additional $7,500 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). The loan funds were used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of March 31, 2023, the outstanding balance of the PSL Promissory Notes was $12,188. During the year ended March 31, 2023, PSL made quarterly payments to AML totaling $3,014, which included $202 of interest income.