Form 10-Q
period 2023-06-30
ALLEGRO MICROSYSTEMS, INC.
filed 2023-08-04
CIK 866291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q
_________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2023, the registrant had 192,376,420 shares of common stock, par value $0.01 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products and the plans and objectives of management for future operations, may be forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding the liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “would,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seek,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023, on Form 10-K filed with the SEC on May 25, 2023 (the “2023 Annual Report”) as any such factors may be updated from time to time in our Quarterly Reports on Form 10-Q, and our other filings with the SEC.
You should read this Quarterly Report and the documents that we reference completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. All forward-looking statements speak only as of the date of this Quarterly Report, and except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events, changed circumstances or otherwise.
Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Allegro” refer to the operations of Allegro MicroSystems, Inc. and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value and share amounts)
(Unaudited)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$353,408	$351,576
Restricted cash	8,913	7,129
Trade accounts receivable, net	121,506	111,290
Trade and other accounts receivable due from related party	175	13,494
Inventories	174,170	151,301
Prepaid expenses and other current assets	38,382	27,289
Current portion of related party note receivable	3,750	3,750
Total current assets	700,304	665,829
Property, plant and equipment, net	285,200	263,099
Operating lease right-of-use assets	20,693	16,866
Deferred income tax assets	58,684	50,359
Goodwill	28,048	27,691
Intangible assets, net	51,969	52,378
Related party note receivable, less current portion	7,500	8,438
Equity investment in related party	26,980	27,265
Other assets	54,712	69,230
Total assets	$1,234,090	$1,181,155
Liabilities, Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$65,382	$56,256
Amounts due to related party	6,465	9,682
Accrued expenses and other current liabilities	76,691	94,894
Current portion of operating lease liabilities	5,007	4,493
Total current liabilities	153,545	165,325
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	16,383	13,048
Other long-term liabilities	11,397	10,967
Total liabilities	206,325	214,340
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 192,371,784 shares issued and outstanding at June 30, 2023; 1,000,000,000 shares authorized, 191,754,292 issued and outstanding at March 31, 2023	1,924	1,918
Additional paid-in capital	674,692	674,179
Retained earnings	371,165	310,315
Accumulated other comprehensive loss	(21,198)	(20,784)
Equity attributable to Allegro MicroSystems, Inc.	1,026,583	965,628
Non-controlling interests	1,182	1,187
Total stockholders’ equity	1,027,765	966,815
Total liabilities, non-controlling interests and stockholders’ equity	$1,234,090	$1,181,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Net sales	$278,293	$176,044
Net sales to related party	—	41,709
Total net sales	278,293	217,753
Cost of goods sold	120,343	79,067
Cost of goods sold to related party	—	20,312
Gross profit	157,950	118,374
Operating expenses:
Research and development	42,975	33,857
Selling, general and administrative	44,229	69,780
Total operating expenses	87,204	103,637
Operating income	70,746	14,737
Other (expense) income:
Interest expense	(769)	(278)
Interest income	843	158
Other expense, net	(2,716)	(2,369)
Income before income taxes	68,104	12,248
Income tax provision	7,215	1,965
Net income	60,889	10,283
Net income attributable to non-controlling interests	39	36
Net income attributable to Allegro MicroSystems, Inc.	$60,850	$10,247
Net income per common share attributable to Allegro MicroSystems, Inc.:
Basic	$0.32	$0.05
Diluted	$0.31	$0.05
Weighted average shares outstanding:
Basic	191,997,330	190,638,135
Diluted	194,991,906	192,406,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Net income	$60,889	$10,283
Net income attributable to non-controlling interests	39	36
Net income attributable to Allegro MicroSystems, Inc.	60,850	10,247
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(458)	(6,818)
Comprehensive income	60,392	3,429
Other comprehensive gain attributable to non-controlling interests	44	68
Comprehensive income attributable to Allegro MicroSystems, Inc.	$60,436	$3,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share amounts)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 25, 2022	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
Net income	—	—	—	—	—	10,247	—	36	10,283
Stock-based compensation, net of forfeitures	—	—	706,584	7	34,131	—	—	—	34,138
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(9,606)	—	—	—	(9,606)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,750)	(68)	(6,818)
Balance at June 24, 2022	—	$—	191,180,179	$1,912	$652,317	$133,205	$(25,198)	$1,124	$763,360

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-Controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
Net income	—	—	—	—	—	60,850	—	39	60,889
Stock-based compensation, net of forfeitures	—	—	541,288	5	11,037	—	—	—	11,042
Employee stock purchase plan issuances	—	—	76,204	1	1,898	—	—	—	1,899
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(12,422)	—	—	—	(12,422)
Foreign currency translation adjustment	—	—	—	—	—	—	(414)	(44)	(458)
Balance at June 30, 2023	—	$—	192,371,784	$1,924	$674,692	$371,165	$(21,198)	$1,182	$1,027,765
The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,889	$10,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,273	11,918
Amortization of deferred financing costs	34	24
Deferred income taxes	(8,362)	(7,784)
Stock-based compensation	11,042	34,136
Gain on disposal of assets	—	(3)
Change in fair value of contingent consideration	—	(200)
Provisions for inventory and expected credit losses	5,183	2,640
Change in fair value of marketable securities	3,651	3,486
Changes in operating assets and liabilities:
Trade accounts receivable	(10,321)	(4,718)
Accounts receivable - other	(1,421)	2,714
Inventories	(27,947)	(4,888)
Prepaid expenses and other assets	(8,779)	(13,102)
Trade accounts payable	18,431	4,075
Due to/from related parties	10,102	(3,267)
Accrued expenses and other current and long-term liabilities	(17,112)	1,239
Net cash provided by operating activities	49,663	36,553
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(44,910)	(14,389)
Proceeds from sales of marketable securities	9,971	—
Net cash used in investing activities	(34,939)	(14,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Receipts on related party notes receivable	938	469
Payments for taxes related to net share settlement of equity awards	(12,422)	(9,606)
Proceeds from issuance of common stock under employee stock purchase plan	1,899	—
Payments for debt issuance costs	(1,450)	—
Net cash used in financing activities	(11,035)	(9,137)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(73)	(6,554)
Net increase in cash and cash equivalents and restricted cash	3,616	6,473
Cash and cash equivalents and restricted cash at beginning of period	358,705	289,799
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD:	$362,321	$296,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
(Amounts in thousands, except share and per share amounts)
1. Nature of the Business and Basis of Presentation
Allegro MicroSystems, Inc., together with its consolidated subsidiaries (the “Company”), is a leading global designer, developer, fabless manufacturer and marketer of sensing and power solutions for motion control and energy-efficient systems in the automotive and industrial markets. The Company is headquartered in Manchester, New Hampshire and has a global footprint across multiple continents.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023. In the opinion of the Company’s management, the financial statements for the interim periods presented reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.
Financial Periods
The Company’s first quarter three-month period is a 13-week period. The Company’s first quarter of fiscal 2024 ended June 30, 2023, and the Company’s first quarter of fiscal 2023 ended June 24, 2022.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the unaudited condensed consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Such estimates relate to useful lives of fixed and intangible assets, provisions for expected credit losses and customer returns and sales allowances. Such estimates also relate to accrued liabilities, the valuation of stock-based awards, deferred tax valuation allowances, the net realizable value of inventory, and other reserves. On an ongoing basis, management evaluates its estimates. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications.
Concentrations of Credit Risk

As of June 30, 2023, one customer accounted for 14.8% of the Company’s outstanding trade accounts receivable, net. As of March 31, 2023, Sanken Electric Co., Ltd. (“Sanken”) and another customer accounted for 10.6% and 17.3%, respectively, of the Company’s outstanding trade accounts receivable, net, including related party trade accounts receivable. No other customers accounted for 10% or more of outstanding trade accounts receivable, net as of such dates.

For the three months ended June 30, 2023, one customer accounted for 12.2% of total net sales. For the three months ended June 24, 2022, Sanken accounted for 19.2% of total net sales. No other customers accounted for 10% or more of total net sales for either of the three months ended June 30, 2023 or June 24, 2022.
Recent Accounting Pronouncements
In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided temporary relief when transitioning from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or another applicable rate during the original transition period ending on December 31, 2022. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would be June 30, 2023, which is beyond the

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
current sunset date of Topic 848. In light of this development, the FASB issued this update to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.
3. Revenue from Contracts with Customers
The following tables summarize net sales disaggregated by application, by product and by geography for the three months ended June 30, 2023 and June 24, 2022. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.
Net sales by application:

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Automotive	$189,698	$149,649
Industrial	68,184	40,140
Other	20,411	27,964
Total net sales	$278,293	$217,753

Net sales by product:

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Power integrated circuits	$103,988	$80,660
Magnetic sensors	174,305	137,093
Total net sales	$278,293	$217,753

Net sales by geography:

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Americas:
United States	$48,824	$28,391
Other Americas	8,508	6,487
EMEA:
Europe	55,388	35,333
Asia:
Japan	41,580	41,709
Greater China	62,216	55,116
South Korea	29,513	20,979
Other Asia	32,264	29,738
Total net sales	$278,293	$217,753
The Company recognizes sales net of returns and sales allowances, which are comprised of credits issued, price protection adjustments and stock rotation rights. At June 30, 2023 and March 31, 2023, the liability associated with returns and sales allowances, inclusive of related party adjustments, was $37,300 and $30,571, respectively, and were netted against trade accounts receivable in the unaudited condensed consolidated balance sheets.

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
4. Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities as of June 30, 2023 and March 31, 2023, measured at fair value on a recurring basis:

	Fair Value Measurement at June 30, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$103,661	$—	$—	$103,661
Restricted cash:
Money market fund deposits	8,913	—	—	8,913
Other current assets:
Investments in marketable securities	5,222	—	—	5,222
Total assets	$117,796	$—	$—	$117,796

	Fair Value Measurement at March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$102,019	$—	$—	$102,019
Restricted cash:
Money market fund deposits	7,129	—	—	7,129
Other assets:
Investments in marketable securities	19,929	—	—	19,929
Total assets	$129,077	$—	$—	$129,077
As of July 2023, the Company has sold all investments in marketable securities.
Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments which constitute to the Company’s defined benefit plan assets.
During the three months ended June 30, 2023 and June 24, 2022, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.
5. Trade Accounts Receivable, net
Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	June 30, 2023	March 31, 2023
Trade accounts receivable	$158,806	$150,914
Less:
Provision for expected credit losses	(206)	(102)
Returns and sales allowances	(37,094)	(26,269)
Related party trade accounts receivable, net of returns and sales allowances	—	(13,253)
Total	$121,506	$111,290

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Changes in the Company’s expected credit losses and returns and sales allowances, exclusive of related party adjustments, were as follows:

Description	Provision for Expected Credit Losses	Returns and Sales Allowances	Total
Balance at March 31, 2023	$102	$26,269	$26,371
Provisions	104	41,811	41,915
Deductions	—	(30,986)	(30,986)
Balance at June 30, 2023	$206	$37,094	$37,300

Balance at March 25, 2022	$105	$14,819	$14,924
Provisions	44	27,753	27,797
Deductions	—	(28,322)	(28,322)
Balance at June 24, 2022	$149	$14,250	$14,399
6. Inventories
Inventories include material, labor and overhead and consisted of the following:

	June 30, 2023	March 31, 2023
Raw materials and supplies	$13,690	$15,049
Work in process	119,630	98,836
Finished goods	40,850	37,416
Total	$174,170	$151,301
The Company recorded inventory reserves totaling $5,076 and $2,115 for the three months ended June 30, 2023 and June 24, 2022, respectively.
7. Property, Plant and Equipment, net
Property, plant and equipment, net is stated at cost, and consisted of the following:

	June 30, 2023	March 31, 2023
Land	$19,522	$15,384
Buildings, building improvements and leasehold improvements	60,991	61,500
Machinery and equipment	641,453	611,459
Office equipment	6,109	6,119
Construction in progress	46,087	48,378
Total	774,162	742,840
Less accumulated depreciation	(488,962)	(479,741)
Total	$285,200	$263,099
Total depreciation expense amounted to $12,767 and $10,850 for the three months ended June 30, 2023 and June 24, 2022, respectively.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
8. Goodwill and Intangible Assets
The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 31, 2023	$27,691
Adjustments	280
Foreign currency translation	77
Balance at June 30, 2023	$28,048
Intangible assets, net were as follows:

	June 30, 2023
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$41,305	$19,200	$22,105	10 years
Customer relationships	3,307	3,154	153	3 years
Process technology	28,508	3,571	24,937	10 years
Indefinite-lived and legacy process technology	4,690	—	4,690
Trademarks and other	287	203	84	2 years
Total	$78,097	$26,128	$51,969

	March 31, 2023
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$40,213	$18,335	$21,878	10 years
Customer relationships	3,281	3,115	166	9 years
Process technology	28,508	2,963	25,545	12 years
Indefinite-lived and legacy process technology	4,696	—	4,696
Trademarks and other	287	194	93	5 years
Total	$76,985	$24,607	$52,378
Intangible assets amortization expense was $1,506 and $1,036 for the three months ended June 30, 2023 and June 24, 2022, respectively.
9. Debt and Other Borrowings
Term Loan Facility
As of June 30, 2023, the principal maturities of debt obligations outstanding of $25,000 will be due for repayment in fiscal year 2028 under our Term Loan Facility (as defined below).
On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in fiscal 2028 (the “Term Loan Facility”). On June 28, 2023, the Company entered into a First Amendment of the Term Loan Facility, which replaces the LIBOR rate with a Term SOFR-based rate as the applicable interest rate benchmark.
2023 Revolving Credit Facility
On June 21, 2023, the Company entered into a revolving facility credit agreement (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “Agent”), collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto (the “Lenders”). The 2023 Revolving Credit Agreement provides for a $224 million secured revolving credit facility (the “2023 Revolving Credit Facility”), which includes a $20 million letter of credit subfacility. The 2023 Revolving Credit Facility is available until, and loans made thereunder will mature on, June 21, 2028. Interest on the 2023 Revolving Credit Agreement is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.0% in effect from time to time, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. As of June 30, 2023, there were no outstanding borrowings.
The Company will also pay a quarterly commitment fee of 0.20% to 0.25% on the daily amount by which the commitments under the 2023 Revolving Credit Facility exceed the outstanding loans and letters of credit under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Agreement contains certain covenants applicable to the Company and its Restricted Subsidiaries (as defined in the 2023 Revolving Credit Agreement), including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain a Total Net Leverage Ratio of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for four fiscal quarters subsequent to the Company completing an acquisition for consideration in excess of $500 million.
The 2023 Revolving Credit Agreement provides for customary events of default. Upon an event of default, the Agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies under the 2023 Revolving Credit Agreement and the other loan documents. In the ordinary course of their respective businesses, one or more of the Lenders under the 2023 Revolving Credit Agreement, or their affiliates, have or may have various relationships with the Company and the Company’s subsidiaries involving the provision of a variety of financial services, including cash management, commercial banking, investment banking, advisory or other financial services, for which they received, or will receive, customary fees and expenses.
2020 Revolving Credit Facility
On September 30, 2020, the Company entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “2020 Revolving Credit Facility”). The 2020 Revolving Credit Facility was secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the Term Loan Facility was calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. Following entry into the 2023 Revolving Credit Agreement on June 21, 2023, the Company repaid any outstanding loans and terminated all commitments and obligations under the 2020 Revolving Credit Facility, and the 2020 Revolving Credit Facility was replaced by the 2023 Revolving Credit Facility.
10. Commitments and Contingencies
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

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
11. Net Income per Share
The following table sets forth the basic and diluted net income per common share attributable to Allegro MicroSystems, Inc.

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Net income attributable to common stockholders	$60,889	$10,283

Basic weighted average shares of common stock	191,997,330	190,638,135
Dilutive effect of common stock equivalents	2,994,576	1,768,141
Diluted weighted average shares of common stock	194,991,906	192,406,276

Basic net income attributable to common stockholders per share	$0.32	$0.05
Diluted net income attributable to common stockholders per share	$0.31	$0.05
The computed net income per share for the three months ended June 30, 2023 and June 24, 2022 does not assume conversion of securities that would have an antidilutive effect on income per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net income per share, as such securities would have an antidilutive effect on net income per share:

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Restricted stock units (RSUs)	—	19,272
Performance stock units (PSUs)	65,943	46,991
The following table represents issued and issuable weighted average share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan for the respective periods:

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Restricted stock units	1,163,894	668,259
Performance stock units	1,809,200	1,080,201
Employee stock purchase plan	21,482	19,681
Total	2,994,576	1,768,141
12. Common Stock and Stock-Based Compensation
Restricted Stock Units
The following table summarizes the Company’s RSU activity for the three months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 31, 2023	2,251,224	$23.85
Granted	848,711	37.99
Issued	(684,245)	24.27
Forfeited	(24,100)	23.68
Outstanding at June 30, 2023	2,391,590	$28.78
As of June 30, 2023, total unrecognized compensation expense for awards issued was $61,087, which is expected to be recognized over a weighted-average period of 2.63 years. The total grant date fair value of RSUs vested was $16.5 million for the three months ended June 30, 2023.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Performance Stock Units
The following table summarizes the Company’s PSU activity for the three months ended June 30, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 31, 2023	2,748,347	$23.47
Granted	292,985	40.50
Excess shares issued due to achievement of performance condition	454,947	25.00
Issued	(181,050)	25.76
Forfeited	(36,985)	22.89
Outstanding at June 30, 2023	3,278,244	$24.23
Included in the outstanding shares are 396,171 and 486,299 shares as of March 31, 2023 and June 30, 2023, respectively, that have vested but have not been issued. PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at June 30, 2023 was $25,613, which is expected to be recognized over a weighted average period of 2.45 years.
The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Cost of sales	$2,606	$832
Research and development	2,868	1,128
Selling, general and administrative	5,568	32,176
Total stock-based compensation	$11,042	$34,136
13. Income Taxes
The Company recorded the following tax provision in its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
Provision for income taxes	$7,215	$1,965
Effective tax rate	10.6%	16.0%
The Company’s provision for income taxes is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.
The Company is subject to tax in the U.S. and various foreign jurisdictions. The Company’s effective income tax rate fluctuates primarily because of: the change in the mix of our U.S. and foreign income; the impact of discrete transactions and law changes; state tax impacts and tax benefits generated by the foreign derived intangible income deduction (“FDII”), including permanent impacts of Internal Revenue Code (“IRC”) Section 174 Capitalization (“174 Capitalization”), and research credits; offset by non-deductible stock-based compensation charges.
The effective tax rate (“ETR”) year-over-year was primarily impacted by discrete tax benefits related to stock-compensation windfalls, a decrease in FDII deductions offset by reductions in state taxes, global intangible low-tax income (“GILTI”), Subpart F, and non-deductible stock-based compensation charges.
14. Related Party Transactions
Transactions involving Sanken
The Company sells products to, and purchases in-process products from, Sanken. As of June 30, 2023, Sanken held approximately 51.2% of the Company’s outstanding common stock.

ALLEGRO MICROSYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements – (continued)
(Amounts in thousands, except share and per share amounts)
Net sales of the Company’s products to Sanken totaled $0 and $41,709 during the three months ended June 30, 2023 and June 24, 2022, respectively. Although certain costs are shared or allocated, cost of goods sold and gross margins attributable to related party sales are consistent with those of third-party customers. Trade accounts receivables, net of allowances from Sanken, totaled $0 and $13,253 as of June 30, 2023 and March 31, 2023, respectively. Other accounts receivable from Sanken totaled $113 and $241 as of June 30, 2023 and March 31, 2023, respectively. Accounts payable to Sanken totaled $1,373 and $0 as of June 30, 2023 and March 31, 2023, respectively.
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
Purchases of various products from PSL totaled $16,102 and $14,671 for the three months ended June 30, 2023 and June 24, 2022, respectively. Accounts payable to PSL included in amounts due to a related party totaled $5,091 and $4,682 as of June 30, 2023 and March 31, 2023, respectively.
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
Notes Receivable from PSL
On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising principal and interest accrued at 1.26% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). On July 1, 2022, PSL borrowed an additional $7,500 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). The Secondary PSL Loan will be repaid in equal installments, comprising of principal and interest accrued at 2.99% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). The loan funds were used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of June 30, 2023, the outstanding balance of the PSL Promissory Notes was $11,250. During the three months ended June 30, 2023, PSL made required quarterly payments to AML totaling $1,005, which included $67 of interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 25, 2023 ( the “2023 Annual Report”).
In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report and Part II, Item 1A. “Risk Factors” of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.
We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three months ended June 30, 2023 and June 24, 2022 relate to the 13-week periods ended June 30, 2023 and June 24, 2022, respectively. All references to “2024,” “fiscal year 2024” or similar references relate to the 53-week period ended March 29, 2024. All references to “2023,” “fiscal year 2023” or similar references relate to the 52-week period ended March 31, 2023.
Overview
We are a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling the most critical technologies in the automotive and industrial markets. We are a leading supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in the automotive market. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, light emitting diode driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and are easier for customers to use.
We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio now includes more than 1,500 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During the three months ended June 30, 2023 and June 24, 2022 we generated $278.3 million and $217.8 million in total net sales, respectively, with $60.9 and $10.3 million in net income, respectively.
Business Updates
On June 21, 2023, we entered into a revolving facility credit agreement (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto. The 2023 Revolving Credit Agreement provides for a $224,000 secured revolving credit facility (the “2023 Revolving Credit Facility”), which includes a $20,000 letter of credit subfacility. The 2023 Revolving Credit Facility is available until, and loans made thereunder will mature on, June 21, 2028. The Company may borrow under the 2023 Revolving Credit Facility for working capital and general corporate purposes, including the financing of transactions that are permitted under the 2023 Revolving Credit Agreement.
Other Key Factors and Trends Affecting our Operating Results
Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:
Inflation
Inflation rates in the markets in which we operate continued to increase and may continue to rise. Inflation over the last several quarters has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation and energy costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices and releasing new products with improved gross margins, our ability to increase our average selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.
Design Wins with New and Existing Customers
Our end customers continually develop new products in existing and new application areas, and we work closely with our significant original equipment manufacturer customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate sales can be lengthy, typically between two and four years. As a result, our future sales are highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary and pricing conditions, we expect the average sales prices (“ASPs”) of our products to decline over time, and we consider design wins to be critical to our future success. We anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win, with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.
Customer Demand, Orders and Forecasts
Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. While we historically we have permitted order cancellations for most customers, most of our current customer order backlog is noncancellable, which helps mitigate our exposure to unforeseen order cancellations. However, cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. We are currently operating in an inflationary environment.
Manufacturing Costs and Product Mix
Gross margin has been, and will continue to be, affected by a variety of factors, including the ASPs of our products, product mix in a given period, material costs, yields, manufacturing costs and efficiencies. We believe the primary driver of gross margin is the ASP negotiated between us and our customers relative to material costs and yields. Our pricing and margins depend on the volumes and the features of the products we produce and sell to our customers. As our products mature and unit volumes increase, despite current price leverage, we expect their ASPs to decline in the long term. We continually monitor and work to reduce the cost of our products and improve the potential value our solutions provide to our customers, as we target new design win opportunities and manage the product life cycles of our existing customer designs. We also maintain a close relationship with our suppliers and subcontractors to improve quality, increase yields and lower manufacturing costs. As a result, these declines often coincide with improvements in manufacturing yields and lower wafer, assembly, and testing costs, which offset some or all of the margin reduction that results from declining ASPs. However, we expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to product mix, new product introductions, transitions into volume manufacturing and manufacturing costs. Gross margin generally decreases if production volumes are lower as a result of decreased demand, which leads to a reduced absorption of our fixed manufacturing costs. Gross margin generally increases when the opposite occurs.
Cyclical Nature of the Semiconductor Industry
The semiconductor industry has historically been highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles in consumer and other rapidly changing markets and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate, and facilities go underutilized. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production and productivity suffer, and margins generally decline.
2017 Tax Cuts and Jobs Act
Pursuant to the 2017 Tax Cuts and Jobs Act (the “Jobs Act”), beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over 5 and 15 years, for domestic and foreign research, respectively (“174 Capitalization”). The impact of 174 Capitalization for fiscal year 2024 is an increase in annual cash taxes of approximately $20 million and an FDII benefit of $9 million. While it is possible that Congress may modify this provision, potentially with retroactive effect, we have no assurance that this provision will be reversed. Additionally, the Internal Revenue Service (“IRS”) is expected to issue guidance which may modify this law change or its impact.
Results of Operations
Three-Month Period Ended June 30, 2023 Compared to Three-Month Period Ended June 24, 2022
The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended June 30, 2023 and June 24, 2022.

	Three-Month Period Ended		Three-Month Period Ended		Change
	June 30, 2023	As a % of Net Sales	June 24, 2022	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales (1)	$278,293	100.0%	$217,753	100.0%	$60,540	27.8%
Cost of goods sold (1)	120,343	43.2%	99,379	45.6%	20,964	21.1%
Gross profit	157,950	56.8%	118,374	54.4%	39,576	33.4%
Operating expenses:
Research and development	42,975	15.4%	33,857	15.5%	9,118	26.9%
Selling, general and administrative	44,229	15.9%	69,780	32.0%	(25,551)	(36.6)%
Total operating expenses	87,204	31.3%	103,637	47.5%	(16,433)	(15.9)%
Operating income	70,746	25.4%	14,737	6.9%	56,009	380.1%
Other income (expense), net:
Interest expense	(769)	(0.3)%	(278)	(0.1)%	(491)	176.6%
Interest income	843	0.3%	158	0.1%	685	433.5%
Other, net	(2,716)	(1.0)%	(2,369)	(1.1)%	(347)	14.6%
Total other income, net	(2,642)	(0.9)%	(2,489)	(1.1)%	(153)	6.1%
Income before income tax provision	68,104	24.5%	12,248	5.6%	55,856	456.0%
Income tax provision	7,215	2.6%	1,965	1.0%	5,250	267.2%
Net income	60,889	21.9%	10,283	4.7%	50,606	492.1%
Net income attributable to non-controlling interests	39	—%	36	—%	3	8.3%
Net income attributable to Allegro MicroSystems, Inc.	$60,850	21.9%	$10,247	4.7%	$50,603	493.8%

(1)Our total net sales and cost of goods sold for the periods presented above include related party net sales and costs of goods sold generated with Sanken. See our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.
Total net sales
Total net sales increased in the three-month period ended June 30, 2023 in the three-month period ended June 24, 2022. This increase was primarily attributable to higher shipments of our e-Mobility products, which includes our advanced driver assistance systems (“ADAS”), electrified vehicle (“EV”), and broad-based industrial applications, which includes clean energy and automation offset by declines in our consumer and smart home markets.
Sales Trends by Market
The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	June 30, 2023	June 24, 2022	Amount	%
	(Dollars in thousands)
Automotive	$189,698	$149,649	$40,049	26.8%
Industrial	68,184	40,140	28,044	69.9%
Other	20,411	27,964	(7,553)	(27.0)%
Total net sales	$278,293	$217,753	$60,540	27.8%
Automotive net sales increased in the three-month period ended June 30, 2023 compared to the three-month period ended June 24, 2022, primarily due to higher demand for our ADAS, EV and safety, comfort and convenience applications.
Industrial net sales increased in the three-month period ended June 30, 2023 compared to the three-month period ended June 24, 2022, primarily due to increases in demand for clean energy and automation. This increase was partially offset by declines in our data center applications.
Other net sales decreased in the three-month period ended June 30, 2023 compared to the three-month period ended June 24, 2022, primarily due to lower demand for our Energy Star household appliance applications, including consumer and smart home offerings.
Sales Trends by Product
The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	June 30, 2023	June 24, 2022	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”) and other	$174,305	$137,093	$37,212	27.1%
Power integrated circuits (“PIC”)	103,988	80,660	23,328	28.9%
Total net sales	$278,293	$217,753	$60,540	27.8%
The increase in net sales by product was driven by a relatively even increase in both PIC and MS product sales. MS sales were driven primarily by our current and isolator products as well our magnetic position sensors, while PIC sales were driven by our motors and high performance power products.

Sales Trends by Geographic Location
The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	June 30, 2023	June 24, 2022	Amount	%
	(Dollars in thousands)
Americas:
United States	$48,824	$28,391	$20,433	72.0%
Other Americas	8,508	6,487	2,021	31.2%
EMEA:
Europe	55,388	35,333	20,055	56.8%
Asia:
Greater China	62,216	55,116	7,100	12.9%
Japan	41,580	41,709	(129)	(0.3)%
South Korea	29,513	20,979	8,534	40.7%
Other Asia	32,264	29,738	2,526	8.5%
Total net sales	$278,293	$217,753	$60,540	27.8%
Net sales increased across all locations in the three-month period ended June 30, 2023 compared to the three-month period ended June 24, 2022, primarily due to content and market share gains across all geographies, except for Japan, which continues to transition from our termination of the Sanken distribution agreement, which provided Sanken the exclusive right to distribute our products to Japan.
Our largest growth was in North America and Europe driven by our broad-based industrial markets, industrial automation and e-Mobility applications. Growth in Asia was driven by both China and South Korea which included growth in all areas of the automotive market, including internal combustion engine (“ICE”), safety, comfort and convenience, ADAS, and EV.
Cost of goods sold and gross profit
Cost of goods sold increased in the three-month period ended June 30, 2023 compared to the three-month period ended June 24, 2022, primarily attributable to higher production volume in support of higher product sales, and to a lesser extent additional inventory reserves and stock-based compensation.
Gross profit increased in the three-month period ended June 30, 2023 compared to the three-month period ended June 24, 2022, driven by a $60.5 million increase in net sales across all markets, partially offset by the impacts to cost of goods sold discussed above.
R&D expenses
R&D expenses increased in the three-month period ended June 30, 2023 in comparison to the comparable period in fiscal year 2023, primarily due to a combined increase in personnel and outside service costs, and an increase in general operating expenses.
R&D expenses as a percentage of our total net sales remained relatively consistent at 15.4% and 15.5% for the three-month periods ended June 30, 2023 and June 24, 2022, respectively.
SG&A expenses
SG&A expenses decreased in the three-month period ended June 30, 2023 compared to the three-month period ended June 24, 2022, primarily due to the inclusion of accelerated stock-based compensation expense of $26.3 million related to the retirement of our former chief executive officer and $3.8 million of severance due to changes in leadership in the period ending June 24, 2022. These decreases were partially offset by increased professional fees and outside services costs of $2.4 million and personnel increases.
SG&A expenses as a percentage of our total nets sales decreased to 15.9% from 32.0% in the three-month periods ended June 30, 2023 and June 24, 2022, respectively. The decrease was primarily due to the impacts noted above.

Interest expense and interest income
Interest expense increased in the three-month period ended June 30, 2023 compared to the three-month period ended June 24, 2022, due to higher interest payments on the Term Loan Facility. Interest income increased compared to the three-month period ended June 24, 2022, primarily due to higher cash balances maintained.
Other, net
We recorded a foreign currency transaction loss in the three-month period ended June 30, 2023 compared to a foreign currency transaction gain in the three-month period ended June 24, 2022. The foreign currency transaction loss recorded in the three-month period ended June 30, 2023 was primarily due to the realized and unrealized losses from our United Kingdom location due to the strengthening of the British Pound.
We recognized unrealized losses of $8.9 million, offset by $5.2 million of realized gains related to our investment in marketable securities in the three-month period ended June 30, 2023, compared to unrealized losses of $3.4 million during the three-month period ended June 24, 2022.
Income tax provision
Income tax provision and the effective income tax rate were $7.2 million and 10.6%, respectively, in the three-month period ended June 30, 2023 and $2.0 million and 16.0%, respectively, in the three-month period ended June 24, 2022. The effective tax rate (“ETR”) year-over-year was primarily impacted by discrete tax benefits related to stock-based compensation windfalls and a decrease in FDII deductions offset by reductions in state taxes, GILTI, Subpart F, and non-deductible stock-based compensation charges.
Liquidity and Capital Resources
As of June 30, 2023, we had $353.4 million of cash and cash equivalents and $546.8 million of working capital compared to $351.6 million of cash and cash equivalents and $500.5 million of working capital as of March 31, 2023. Working capital is impacted by the timing and extent of our business needs.
Our primary requirements for liquidity and capital resources are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal 2024 is to utilize cash on hand and capacity under our 2023 Revolving Credit Facility to support our continued growth initiatives into select markets, planned capital expenditures, as well as consider potential acquisitions. As of June 30, 2023, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments and expected contributions to our defined benefit and contribution plans. Additionally, we expect to invest in expanding our operations in China, Europe and Japan in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 16, “Commitments and Contingencies” and Note 15 “Retirement Plans” to the audited consolidated financial statements in the Company’s 2023 Annual Report.
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

Cash Flows from Operating, Investing and Financing Activities
The following table summarizes our cash flows for the three months ended June 30, 2023 and June 24, 2022:

	Three-Month Period Ended
	June 30, 2023	June 24, 2022
	(dollars in thousands)
Net cash provided by operating activities	$49,663	$36,553
Net cash used in investing activities	(34,939)	(14,389)
Net cash used in financing activities	(11,035)	(9,137)
Effect of exchange rate changes on cash and cash equivalents	(73)	(6,554)
Net increase in cash and cash equivalents and restricted cash	$3,616	$6,473
Operating Activities
Net cash provided by operating activities was $49.7 million in the three-month period ended June 30, 2023, resulting primarily from net income of $60.9 million and noncash charges of $25.8 million, partially offset by a net decrease in cash from an increase in net operating assets and liabilities of $37.0 million. The net increase in operating assets and liabilities consisted of a $27.9 million increase in inventories, a $8.8 million increase in prepaid expenses and other assets, a $17.1 million decrease in accrued expenses and other current and long-term liabilities, and a $10.3 million increase in trade accounts receivable, net, partially offset by a $18.4 million increase in trade accounts payable, and a $10.1 million increase in net amounts due from related parties. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal 2024. The increase in prepaid expenses and other assets were mostly due to higher long-term deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to timing of payments pursuant to our annual incentive compensation plan. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts. Accounts payable increased primarily due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $11.7 million. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.
Net cash provided by operating activities was $36.6 million in the three months ended June 24, 2022, resulting primarily from our net income of $10.3 million and noncash charges of $44.2 million, partially offset by a net decrease in operating assets and liabilities of $17.9 million. Net changes in operating assets and liabilities consisted of a $13.1 million increase in prepaid expenses, a $4.9 million increase in inventories, a $4.7 million increase in trade accounts receivable, net, and a $3.3 million decrease in net amounts due from related parties, partially offset by a $1.2 million increase in accrued expenses and other current and long-term liabilities, a $4.1 million increase in trade accounts payable and a $2.7 million decrease in other accounts receivable. The increase in prepaid expenses and other assets was primarily due to higher long-term deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth in the remainder of fiscal 2023. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts from customers. The decrease in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in accrued expenses and other current and long-term liabilities was primarily the result of higher accrued income taxes and accrued personnel costs, partially offset by higher management incentive payments. Accounts payable increased mainly due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $2.6 million. The decrease in accounts receivable - other was primarily due to increased distributor sales year-over-year, as well as the timing of receipts from Sanken.
Investing Activities
Net cash used in investing activities was $34.9 million in the three-month period ended June 30, 2023, consisting of purchases of property, plant and equipment of $44.9 million and proceeds from the sale of marketable securities of $10.0 million.
Net cash used in investing activities was $14.4 million in the three-month period ended June 24, 2022, consisting of purchases of property, plant and equipment.

Financing Activities
Net cash used in financing activities was $11.0 million in the three-month period ended June 30, 2023, primarily consisting of taxes related to the net settlement of equity awards and payments of debt issuance costs in connection with the 2023 Revolving Credit Facility, partially offset by proceeds received in connection with the issuance of common stock under our employee stock purchase plan.
Net cash used in financing activities was $9.1 million in the three-month period ended June 24, 2022, primarily consisting of taxes related to the net settlement of equity awards.
Debt Obligations
See Note 9, “Debt and Other Borrowings” in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for information regarding our debt obligations.
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
Critical Accounting Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2023 Annual Report. There have been no material changes in our critical accounting policies and estimates since March 31, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our exposures to market risk since March 31, 2023. For details on the Company’s interest rate, foreign currency exchange, and inflation risks, see “Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our 2023 Annual Report.
Item 4. Controls and Procedures.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes in the risk factors previously disclosed in Item 1A. of our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 5. Other Information.
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
(a) Exhibits

Exhibit No.	Description of Exhibit

10.1
Termination of the Distribution Agreement by and between Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd., effective March 31, 2023 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2023).

10.2
Distribution Agreement by and between Allegro MicroSystems, LLC and Sanken Electric Co., Ltd., effective April 1, 2023 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2023). †

10.3
Consulting Agreement by and between Allegro MicroSystems, LLC and Sanken Electric Co., Ltd., effective April 1, 2023 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 5, 2023). †

10.4
Revolving Facility Credit Agreement, dated as of June 21, 2023, by and among Allegro MicroSystems, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2023).

10.5	Term Loan Credit Agreement - First Amendment, dated as of June 28, 2023, by and between Allegro MicroSystems, Inc. and Credit Suisse AG, Cayman Islands Branch.

10.6
Amendment to Severance Agreement, dated as of May 15, 2023, by and between Allegro MicroSystems, Inc. and Derek D’Antilio (incorporated by reference from Exhibit 10.29 to the Company's Annual Report on Form 10-K filed on May 25, 2023). *

10.7
Amendment to Severance Agreement, dated as of May 15, 2023, by and between Allegro MicroSystems, Inc. and Sharon S. Briansky (incorporated by reference from Exhibit 10.31 to the Company's Annual Report on Form 10-K filed on May 25, 2023). *

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
*Indicates management contract or compensatory plan, contract or arrangement.
** Furnished herewith.
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

ALLEGRO MICROSYSTEMS, INC.

Date: August 4, 2023	By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President and Chief Executive Officer (principal executive officer)

Date: August 4, 2023	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)