Form 10-Q
period 2023-09-29
ALLEGRO MICROSYSTEMS, INC.
filed 2023-11-06
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____________

Commission File Number: 001-39675

ALLEGRO MICROSYSTEMS, INC.

(Exact name of registrant as specified in its charter)

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

As of November 1, 2023, the registrant had 192,473,839 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

		Page

	Forward-Looking Statements	2
PART I.	Financial Information	3
Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 29, 2023 and March 31, 2023 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three- and six-month periods ended September 29, 2023 and September 23, 2022 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three- and six-month periods ended September 29, 2023 and September 23, 2022 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Equity for the three- and six-month periods ended September 29, 2023 and September 23, 2022 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 29, 2023 and September 23, 2022 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II.	Other Information	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on May 25, 2023 (the “2023 Annual Report”) as any such factors may be updated from time to time in our Quarterly Reports on Form 10-Q, and our other filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	September 29, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$370,013	$351,576
Restricted cash	8,418	7,129
Trade accounts receivable, net	118,947	111,290
Trade and other accounts receivable due from related party	741	13,494
Inventories	173,089	151,301
Prepaid expenses and other current assets	39,938	27,289
Current portion of related party note receivable	3,750	3,750
Total current assets	714,896	665,829
Property, plant and equipment, net	312,047	263,099
Operating lease right-of-use assets	20,804	16,866
Deferred income tax assets	68,385	50,359
Goodwill	27,707	27,691
Intangible assets, net	51,677	52,378
Related party note receivable, less current portion	6,563	8,438
Equity investment in related party	25,474	27,265
Other assets	57,384	69,230
Total assets	$1,284,937	$1,181,155
Liabilities, Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$62,603	$56,256
Amounts due to related party	3,041	9,682
Accrued expenses and other current liabilities	63,394	94,894
Current portion of operating lease liabilities	5,203	4,493
Total current liabilities	134,241	165,325
Obligations due under Senior Secured Credit Facilities	25,000	25,000
Operating lease liabilities, less current portion	16,004	13,048
Other long-term liabilities	11,404	10,967
Total liabilities	186,649	214,340
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 192,469,731 shares issued and outstanding at September 29, 2023; 1,000,000,000 shares authorized, 191,754,292 issued and outstanding at March 31, 2023	1,925	1,918
Additional paid-in capital	683,891	674,179
Retained earnings	436,782	310,315
Accumulated other comprehensive loss	(25,509)	(20,784)
Equity attributable to Allegro MicroSystems, Inc.	1,097,089	965,628
Non-controlling interests	1,199	1,187
Total stockholders’ equity	1,098,288	966,815
Total liabilities, non-controlling interests and stockholders’ equity	$1,284,937	$1,181,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Net sales	$271,930	$192,640	$550,223	$368,684
Net sales to related party	3,579	45,026	3,579	86,735
Total net sales	275,509	237,666	553,802	455,419
Cost of goods sold	114,095	83,962	234,438	163,029
Cost of goods sold to related party	1,911	21,682	1,911	41,994
Gross profit	159,503	132,022	317,453	250,396
Operating expenses:
Research and development	43,428	35,567	86,403	69,424
Selling, general and administrative	43,160	36,617	87,389	106,397
Total operating expenses	86,588	72,184	173,792	175,821
Operating income	72,915	59,838	143,661	74,575
Other income (expense):
Interest expense	(758)	(531)	(1,527)	(968)
Interest income	850	467	1,693	784
Other income (expense), net	64	(688)	(2,652)	(3,057)
Income before income taxes	73,071	59,086	141,175	71,334
Income tax provision	7,400	8,438	14,615	10,403
Net income	65,671	50,648	126,560	60,931
Net income attributable to non-controlling interests	54	34	93	70
Net income attributable to Allegro MicroSystems, Inc.	$65,617	$50,614	$126,467	$60,861
Net income per common share attributable to Allegro MicroSystems, Inc.:
Basic	$0.34	$0.26	$0.66	$0.32
Diluted	$0.34	$0.26	$0.65	$0.32
Weighted average shares outstanding:
Basic	192,431,094	191,284,631	192,214,210	190,959,616
Diluted	195,100,855	192,639,576	195,055,495	192,654,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Net income	$65,671	$50,648	$126,560	$60,931
Net income attributable to non-controlling interests	54	34	93	70
Net income attributable to Allegro MicroSystems, Inc.	65,617	50,614	126,467	60,861
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(4,348)	(7,899)	(4,806)	(14,717)
Comprehensive income	61,269	42,715	121,661	46,144
Other comprehensive gain attributable to non-controlling interests	37	69	81	137
Comprehensive income attributable to Allegro MicroSystems, Inc.	$61,306	$42,784	$121,742	$46,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at June 24, 2022	—	$—	191,180,179	$1,912	$652,317	$133,205	$(25,198)	$1,124	$763,360
Net income	—	—	—	—	—	50,614	—	34	50,648
Employee stock purchase plan issuances	—	—	89,454	1	1,572	—	—	—	1,573
Stock-based compensation, net of forfeitures	—	—	38,508	—	8,193	—	—	—	8,193
Foreign currency translation adjustment	—	—	—	—	—	—	(7,830)	(69)	(7,899)
Balance at September 23, 2022	—	$—	191,308,141	$1,913	$662,082	$183,819	$(33,028)	$1,089	$815,875

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at June 30, 2023	—	$—	192,371,784	$1,924	$674,692	$371,165	$(21,198)	$1,182	$1,027,765
Net income	—	—	—	—	—	65,617	—	54	65,671
Stock-based compensation, net of forfeitures	—	—	97,947	1	10,868	—	—	—	10,869
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(1,669)	—	—	—	(1,669)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,311)	(37)	(4,348)
Balance at September 29, 2023	—	$—	192,469,731	$1,925	$683,891	$436,782	$(25,509)	$1,199	$1,098,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – continued

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at March 25, 2022	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
Net income	—	—	—	—	—	60,861	—	70	60,931
Employee stock purchase plan issuances	—	—	89,454	1	1,572	—	—	—	1,573
Stock-based compensation, net of forfeitures	—	—	745,092	7	42,324	—	—	—	42,331
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(9,606)	—	—	—	(9,606)
Foreign currency translation adjustment	—	—	—	—	—	—	(14,580)	(137)	(14,717)
Balance at September 23, 2022	—	$—	191,308,141	$1,913	$662,082	$183,819	$(33,028)	$1,089	$815,875

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at March 31, 2023	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
Net income	—	—	—	—	—	126,467	—	93	126,560
Stock-based compensation, net of forfeitures	—	—	639,235	6	21,905	—	—	—	21,911
Employee stock purchase plan issuances	—	—	76,204	1	1,898	—	—	—	1,899
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(14,091)	—	—	—	(14,091)
Foreign currency translation adjustment	—	—	—	—	—	—	(4,725)	(81)	(4,806)
Balance at September 29, 2023	—	$—	192,469,731	$1,925	$683,891	$436,782	$(25,509)	$1,199	$1,098,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six-Month Period Ended
	September 29, 2023	September 23, 2022
Cash flows from operating activities:
Net income	$126,560	$60,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,353	24,125
Amortization of deferred financing costs	107	49
Deferred income taxes	(18,134)	(16,431)
Stock-based compensation	21,919	42,340
Loss on disposal of assets	43	250
Change in fair value of contingent consideration	—	(2,700)
Provisions for inventory and expected credit losses	9,422	232
Change in fair value of marketable securities	3,579	3,458
Changes in operating assets and liabilities:
Trade accounts receivable	(7,645)	5,520
Accounts receivable - other	(369)	2,546
Inventories	(31,221)	(17,328)
Prepaid expenses and other assets	(16,084)	(9,470)
Trade accounts payable	2,695	8,928
Due to (from) related party	6,112	(5,681)
Accrued expenses and other current and long-term liabilities	(29,944)	(4,965)
Net cash provided by operating activities	96,393	91,804
Cash flows from investing activities:
Purchases of property, plant and equipment	(76,101)	(35,220)
Acquisition of business, net of cash acquired	—	(19,728)
Proceeds from sales of marketable securities	16,175	—
Net cash used in investing activities	(59,926)	(54,948)
Cash flow from financing activities:
Loans made to related party	—	(7,500)
Loan made to affiliate	(4,000)	—
Receipts on related party note receivable	1,875	937
Payments for taxes related to net share settlement of equity awards	(14,091)	(9,606)
Proceeds from issuance of common stock under employee stock purchase plan	1,899	1,573
Payments for debt issuance costs	(1,450)	—
Net cash used in financing activities	(15,767)	(14,596)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(974)	(8,777)
Net increase in cash and cash equivalents and restricted cash	19,726	13,483
Cash and cash equivalents and restricted cash at beginning of period	358,705	289,799
Cash and cash equivalents and restricted cash at end of period:	$378,431	$303,282

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023. In the opinion of the Company’s management, the financial statements for the interim periods presented reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Financial Periods

The Company’s second quarter three-month period is a 13-week period. The Company’s second quarter of fiscal 2024 ended September 29, 2023, and the Company’s second quarter of fiscal 2023 ended September 23, 2022.

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

Concentrations of Credit Risk

As of September 29, 2023, two customers accounted for 26.2% of the Company’s outstanding trade accounts receivable, net. No other customers accounted for 10% or more of outstanding trade accounts receivable, net as of such dates. As of March 31, 2023, Sanken Electric Co., Ltd. (“Sanken”) and another customer accounted for 10.6% and 17.3%, respectively, of the Company’s outstanding trade accounts receivable, net, including related party trade accounts receivable.

For the three- and six-month periods ended September 29, 2023, one customer accounted for 11.6% and 12.0% of total net sales, respectively. For the three- and six-month period ended September 23, 2022, Sanken accounted for 18.9% and 19.0% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- or six-month periods ended September 29, 2023 or September 23, 2022.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided temporary relief when transitioning from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or another applicable rate during the original transition period ending on December 31, 2022. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would be June 30, 2023, which was beyond the current sunset date of Topic 848. In light of this development, the FASB issued this update to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by application, by product and by geography for the three- and six-month periods ended September 29, 2023 and September 23, 2022. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by application:

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Automotive	$205,936	$157,398	$395,634	$307,047
Industrial	51,114	48,176	119,298	88,316
Other	18,459	32,092	38,870	60,056
Total net sales	$275,509	$237,666	$553,802	$455,419

Net sales by product:

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Power integrated circuits	$99,737	$97,327	$203,725	$177,987
Magnetic sensors	175,772	140,339	350,077	277,432
Total net sales	$275,509	$237,666	$553,802	$455,419

Net sales by geography:

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Americas:
United States	$47,724	$25,131	$96,548	$53,522
Other Americas	9,539	7,244	18,047	13,731
EMEA:
Europe	46,951	40,710	102,339	76,043
Asia:
Japan	47,275	45,026	88,855	86,735
Greater China	69,463	63,203	131,679	118,319
South Korea	29,054	20,931	58,567	41,910
Other Asia	25,503	35,421	57,767	65,159
Total net sales	$275,509	$237,666	$553,802	$455,419

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company recognizes sales net of returns and sales allowances, which are comprised of credits issued, price protection adjustments and stock rotation rights. At September 29, 2023 and March 31, 2023, the liability associated with returns and sales allowances, inclusive of related party adjustments, was $37,288 and $30,571, respectively, and were netted against trade accounts receivable in the unaudited condensed consolidated balance sheets.

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of September 29, 2023 and March 31, 2023, measured at fair value on a recurring basis:

	Fair Value Measurement at September 29, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$105,012	$—	$—	$105,012
Restricted cash:
Money market fund deposits	8,418	—	—	8,418
Total assets	$113,430	$—	$—	$113,430

	Fair Value Measurement at March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$102,019	$—	$—	$102,019
Restricted cash:
Money market fund deposits	7,129	—	—	7,129
Other assets:
Investments in marketable securities	19,929	—	—	19,929
Total assets	$129,077	$—	$—	$129,077

Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets.

During the six-month periods ended September 29, 2023 and September 23, 2022, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.

5. Trade Accounts Receivable, net

Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	September 29, 2023	March 31, 2023
Trade accounts receivable	$154,867	$150,914
Less:
Provision for expected credit losses	(88)	(102)
Returns and sales allowances	(35,257)	(26,269)
Related party trade accounts receivable, net of returns and sales allowances	(575)	(13,253)
Total	$118,947	$111,290

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Changes in the Company’s expected credit losses and returns and sales allowances, exclusive of related party adjustments, were as follows:

Description	Provision for Expected Credit Losses	Returns and Sales Allowances	Total
Balance at March 31, 2023	$102	$26,269	$26,371
Provisions	(14)	90,373	90,359
Deductions	—	(81,385)	(81,385)
Balance at September 29, 2023	$88	$35,257	$35,345

Balance at March 25, 2022	$105	$14,819	$14,924
Provisions	84	52,630	52,714
Deductions	—	(47,884)	(47,884)
Balance at September 23, 2022	$189	$19,565	$19,754

6. Inventories

Inventories include material, labor and overhead and consisted of the following:

	September 29, 2023	March 31, 2023
Raw materials and supplies	$12,276	$15,049
Work in process	114,766	98,836
Finished goods	46,047	37,416
Total	$173,089	$151,301

The Company recorded inventory provisions totaling $4,360 and $9,436 for the three- and six-month periods ended September 29, 2023, respectively, and $2,947 and $5,062 for the three- and six-month periods ended September 23, 2022, respectively.

7. Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost, and consisted of the following:

	September 29, 2023	March 31, 2023
Land	$20,137	$15,384
Buildings, building improvements and leasehold improvements	61,028	61,500
Machinery and equipment	657,734	611,459
Office equipment	6,463	6,119
Construction in progress	55,242	48,378
Total	800,604	742,840
Less accumulated depreciation	(488,557)	(479,741)
Total	$312,047	$263,099

Total depreciation expense amounted to $13,591 and $26,348 for the three- and six-month periods ended September 29, 2023, respectively, and $10,980 and $21,830 for the three- and six-month periods ended September 23, 2022, respectively.

8. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 31, 2023	$27,691
Adjustments	280
Foreign currency translation	(264)
Balance at September 29, 2023	$27,707

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Intangible assets, net were as follows:

	September 29, 2023
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$42,523	$20,079	$22,444	4 years
Customer relationships	3,197	3,056	141	3 years
Process technology	28,508	4,179	24,329	10 years
Indefinite-lived and legacy process technology	4,689	-	4,689
Trademarks and other	285	211	74	2 years
Total	$79,202	$27,525	$51,677

	March 31, 2023
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$40,213	$18,335	$21,878	10 years
Customer relationships	3,281	3,115	166	9 years
Process technology	28,508	2,963	25,545	12 years
Indefinite-lived and legacy process technology	4,696	—	4,696
Trademarks and other	287	194	93	5 years
Total	$76,985	$24,607	$52,378

Intangible assets amortization expense was $1,510 and $3,005 for the three- and six-month periods ended September 29, 2023, respectively, and $1,194 and $2,230 for the three- and six-month periods ended September 23, 2022, respectively.

9. Debt and Other Borrowings

Term Loan Facility

On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in fiscal 2028 (the “Term Loan Facility”), of which $25,000 remains outstanding and is due for repayment in fiscal year 2028. On June 28, 2023, the Company entered into a First Amendment of the Term Loan Facility, which replaced the LIBOR rate with a Term SOFR-based rate as the applicable interest rate benchmark.

2023 Revolving Credit Facility

On June 21, 2023, the Company entered into a revolving facility credit agreement (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent (in such capacity, the “Agent”), collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto (the “Lenders”). The 2023 Revolving Credit Agreement provides for a $224,000 secured revolving credit facility (the “2023 Revolving Credit Facility”), which includes a $20,000 letter of credit subfacility. The 2023 Revolving Credit Facility is available until, and loans made thereunder will mature on, June 21, 2028. Interest on the 2023 Revolving Credit Agreement is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.0% in effect from time to time, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. As of September 29, 2023, there were no outstanding borrowings.

The Company will also pay a quarterly commitment fee of 0.20% to 0.25% on the daily amount by which the commitments under the 2023 Revolving Credit Facility exceed the outstanding loans and letters of credit under the 2023 Revolving Credit Facility. The 2023 Revolving Credit Agreement contains certain covenants applicable to the Company and its Restricted Subsidiaries (as defined in the 2023 Revolving Credit Agreement), including, without limitation, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain a Total Net Leverage Ratio of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for four fiscal quarters subsequent to the Company completing an acquisition for consideration in excess of $500,000.

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

On October 31, 2023, the Company entered into a $250,000 term loan maturing in 2030 (the “Term Loan”), the proceeds of which were used to refinance the $25,000 outstanding balance under the Term Loan Facility and to finance, in part, the previously announced merger of Silicon Structures LLC with and into Crocus Technology International Corp. (“Crocus”). The Term Loan was documented as an incremental amendment to the 2023 Revolving Credit Agreement. The Term Loan amortizes at a rate of 1.00% per annum and the initial margin applicable to the Term Loan is 2.75% for SOFR-based loans and 1.75% for base rate loans.

2020 Revolving Credit Facility

On September 30, 2020, the Company entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “2020 Revolving Credit Facility”). The 2020 Revolving Credit Facility was secured by a lien on the same collateral and on the same basis as the Term Loan Facility. Interest on the 2020 Revolving Credit Facility was calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR is subject to a 0.5% floor. Following entry into the 2023 Revolving Credit Agreement on June 21, 2023, the Company repaid its outstanding loans and terminated all commitments and obligations under the 2020 Revolving Credit Facility, and the 2020 Revolving Credit Facility was replaced by the 2023 Revolving Credit Facility.

10. Commitments and Contingencies

Legal proceedings

The Company is subject to various legal proceedings, claims, and regulatory examinations or investigations arising in the normal course of business, the outcomes of which are subject to significant uncertainty, and the Company’s ultimate liability, if any, is difficult to predict. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable and estimable, the Company will disclose the nature of the contingency and, if estimable, will provide the likely amount of such loss or range of loss. The Company does not believe there are any current matters that could have a material adverse effect on its financial position, results of operations or cash flows.

11. Net Income per Share

The following table sets forth the basic and diluted net income per common share attributable to Allegro MicroSystems, Inc.

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Net income attributable to common stockholders	$65,671	$50,648	$126,560	$60,931

Basic weighted average shares of common stock	192,431,094	191,284,631	192,214,210	190,959,616
Dilutive effect of common stock equivalents	2,669,761	1,354,945	2,841,285	1,694,481
Diluted weighted average shares of common stock	195,100,855	192,639,576	195,055,495	192,654,097

Basic net income attributable to common stockholders per share	$0.34	$0.26	$0.66	$0.32
Diluted net income attributable to common stockholders per share	$0.34	$0.26	$0.65	$0.32

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The computed net income per share for the three- and six-month periods ended September 29, 2023 and September 23, 2022 does not assume conversion of securities that would have an antidilutive effect on income per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net income per share, as such securities would have an antidilutive effect on net income per share:

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Restricted stock units	22,706	77,043	11,353	48,725
Performance stock units	3,695	169,939	98,658	107,390

The following table represents issued and issuable weighted average share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan for the respective periods:

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Restricted stock units	906,992	541,201	1,050,205	624,738
Performance stock units	1,749,345	810,426	1,773,627	1,066,425
Employee stock purchase plan	13,424	3,318	17,453	3,318
Total	2,669,761	1,354,945	2,841,285	1,694,481

12. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six months ended September 29, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 31, 2023	2,251,224	$23.85
Granted	907,364	38.32
Issued	(782,561)	24.11
Forfeited	(60,452)	25.65
Outstanding at September 29, 2023	2,315,575	$29.41

As of September 29, 2023, total unrecognized compensation expense for awards issued was $55,834, which is expected to be recognized over a weighted-average period of 2.41 years. The total grant date fair value of RSUs vested was $18.8 million for the six months ended September 29, 2023.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the six months ended September 29, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 31, 2023	2,748,347	$23.47
Granted	298,783	40.56
Excess shares issued due to achievement of performance condition	462,739	24.99
Issued	(215,883)	24.79
Forfeited	(47,414)	23.28
Outstanding at September 29, 2023	3,246,572	$24.32

Included in the outstanding shares are 396,171 and 486,229 shares as of March 31, 2023 and September 29, 2023, respectively, that have vested but have not been issued. PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at September 29, 2023 was $22,267, which is expected to be recognized over a weighted average period of 2.28 years. The total grant date fair value of PSUs vested was $5.4 million for the six months ended September 29, 2023.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Cost of sales	$946	$1,124	$3,552	$1,956
Research and development	3,602	1,711	6,470	2,839
Selling, general and administrative	6,329	5,369	11,897	37,545
Total stock-based compensation	$10,877	$8,204	$21,919	$42,340

13. Income Taxes

The Company recorded the following tax provision in its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended		Six-Month Period Ended
	September 29, 2023	September 23, 2022	September 29, 2023	September 23, 2022
Provision for income taxes	$7,400	$8,438	$14,615	$10,403
Effective tax rate	10.1%	14.3%	10.4%	14.6%

The Company’s provision for income taxes is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

The Company is subject to tax in the U.S. and various foreign jurisdictions. The Company’s effective income tax rate fluctuates primarily because of the change in the mix of its U.S. and foreign income, the impact of discrete transactions and law changes, state tax impacts and tax benefits generated by the foreign derived intangible income (“FDII”) deduction, including permanent impacts of Internal Revenue Code Section 174 Capitalization (“174 Capitalization”), and research credits; offset by non-deductible stock-based compensation charges.

The effective tax rate (“ETR”) year-over-year was primarily impacted by reductions in global intangible low-tax income, Subpart F and non-deductible stock-based compensation charges offset by a decrease in FDII benefits as a percent of global profit before tax. The ETR year-over-year was also reduced by discrete tax benefits related to stock-based compensation windfalls realized in the period ended September 29, 2023.

14. Related Party Transactions

Transactions involving Sanken

The Company sells products to, and purchases in-process products from Sanken. As of September 29, 2023, Sanken held approximately 51.2% of the Company’s outstanding common stock.

Net sales of the Company’s products to Sanken totaled $3,579 in both the three- and six-month periods ended September 29, 2023, and $45,026 and $86,735 during the three- and six-month periods ended September 23, 2022, respectively. Although certain costs are shared or allocated, cost of goods sold and gross margins attributable to related party sales are consistent with those of third-party customers. Trade accounts receivables, net of allowances of $1,943 and $4,200 from Sanken, totaled $575 and $13,253 as of September 29, 2023 and March 31, 2023, respectively. Other accounts receivable from Sanken totaled $85 and $241 as of September 29, 2023 and March 31, 2023, respectively. There were no accounts payable to Sanken as of September 29, 2023 and March 31, 2023, respectively.

On March 30, 2023, the Company entered into a termination of the distribution agreement with Sanken (the “Termination Agreement”). The Termination Agreement formally terminated the distribution agreement dated as of July 5, 2007, by and between the Company and Sanken (the “Distribution Agreement”), effective March 31, 2023. The Distribution Agreement provided Sanken the exclusive right to distribute the Company’s products in Japan. In connection with the termination of the Distribution Agreement, and, as provided for in the Termination Agreement, the Company made a one-time payment of $5,000 to Sanken in exchange for the cancellation of Sanken’s exclusive distribution rights in Japan, which was recorded in selling, general and administrative expenses in the condensed consolidated statements of operations. Concurrent with the Termination Agreement, Allegro MicroSystems LLC (“AML”) and Sanken also entered into a short-term, nonexclusive distribution agreement (the “Short-Term Distribution Agreement”) and a consulting agreement (the “Consulting Agreement”), each of which were effective April 1, 2023. In addition, the Company allowed a one-time sales return from Sanken of resalable inventory of $4,200. The Short-Term Distribution Agreement provides for the management and sale of Company product inventory for a period of twenty-four months. Under the terms of the Consulting Agreement,

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Sanken agreed to continue to provide transition services for a period of six months to a strategic customer as orders for the customer are transitioned from Sanken to the Company, and the Company agreed to pay Sanken for providing these transition services.

Transactions involving Polar Semiconductor, LLC (“PSL”)

The Company purchases in-process products from PSL. PSL is a subsidiary of Sanken, 70% owned by Sanken and 30% owned by the Company.

Purchases of various products from PSL totaled $14,630 and $30,732 for the three- and six-month periods ended September 29, 2023, respectively, and $14,479 and $29,150 for the three- and six-month periods ended September 23, 2022, respectively. Accounts payable to PSL included in amounts due to a related party totaled $3,041 and $4,682 as of September 29, 2023 and March 31, 2023, respectively.

Effective January 26, 2023, the Company and PSL entered into a new Wafer Foundry Agreement (“WFA”) for the fabrication of wafers. The WFA replaces the previous Wafer Foundry Agreement with PSL, dated April 12, 2013, which was due to expire on March 31, 2023.

The WFA has a three-year term and auto renews for subsequent one-year terms, unless terminated by either party providing two years notice. Pursuant to the WFA, the Company will provide a rolling annual forecast for three years, the first two years of which will be binding. The Company plans to purchase the forecast volume of wafers; however, if the Company fails to purchase the forecasted number of wafers for either of the first two years, it will pay a penalty for any shortfall for the given year. The parties also agreed upon production lead-times, as well as wafer, alignment, and mask pricing for the first two years of the term. Any changes to such pricing are subject to mutual agreement.

Notes Receivable from PSL

On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising principal and interest accrued at 1.26% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). On July 1, 2022, PSL borrowed an additional $7,500 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). The Secondary PSL Loan will be repaid in equal installments, comprising of principal and interest accrued at 2.99% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). The loan funds were used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of September 29, 2023, the outstanding balance of the PSL Promissory Notes was $10,313. During the six months ended September 29, 2023, PSL made required quarterly payments to AML totaling $2,004, which included $129 of interest.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

15. Acquisition Related

On August 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (for purposes of Section 5.15 and applicable provisions of Article IX of the Merger Agreement only), Allegro MicroSystems, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Parent”), Silicon Structures LLC, a Delaware limited liability company and wholly owned subsidiary of Merger Parent (“Merger Sub”), Crocus, and NanoDimension Management Limited, as the representative of the Crocus shareholders. Pursuant to the terms and conditions of the Merger Agreement, on October 31, 2023 (the “Closing Date”), Merger Sub merged with and into Crocus, with Crocus continuing as the surviving corporation and as a wholly owned subsidiary of Merger Parent (the “Transaction”). The aggregate purchase price paid by the Company on the Closing Date was $420,000 in cash, subject to certain adjustments, including an offset to the purchase price in consideration of the repayment of the Crocus Loans. Due to the timing of the close of the acquisition, the Company has not completed the valuation of certain components of consideration transferred or the allocation of consideration paid to the assets acquired or liabilities assumed. The purchase accounting will be completed within the measurement period.

Notes Receivable from Crocus Technologies

On September 11, 2023, AML entered into a note purchase agreement with Crocus, wherein AML agreed to purchase subordinated promissory notes up to the principal amount of $7,000, subject to certain terms and conditions contained in the note purchase agreement. An initial promissory note to AML for a principal amount of $4,000 (the “Initial Crocus Loan”) was issued on September 11, 2023 and is included in Prepaid expenses and other current assets in the unaudited condensed consolidated balance sheets. On October 2, 2023, AML entered into an additional subordinated promissory note agreement with Crocus, wherein Crocus issued a promissory note to AML in the principal amount of $3,000 (the “Subsequent Crocus Loan,” and together with the Initial Crocus Loan, the “Crocus Loans”). Each note was to be repaid, the outstanding principal amount, together with the interest, which accrued from the date of the note, on the unpaid principal balance at a rate equal to 12.5% per annum, computed on the basis of the actual number of days elapsed and year of 365 days. All unpaid principal, together with any then unpaid an accrued interest and other amounts payable hereunder, were due and payable on the earlier of (i) September 11, 2027 or (ii) when, upon the occurrence and during the continuance of an event of default, such amounts are declared due and payable by AML or made automatically due and payable, in each case, in accordance with the terms hereof. The Crocus Loans were repaid in full in connection with the closing of the Transaction described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the Securities and Exchange Commission on May 25, 2023 ( the “2023 Annual Report”).

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

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and six-month periods ended September 29, 2023 and September 23, 2022 relate to the 13- and 26-week periods ended September 29, 2023 and September 23, 2022, respectively. All references to “2024,” “fiscal year 2024” or similar references relate to the 52-week period ended March 29, 2024. All references to “2023,” “fiscal year 2023” or similar references relate to the 53-week period ended March 31, 2023.

Overview

We are a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling the most critical technologies in the automotive and industrial markets. We are a leading supplier of magnetic sensor IC solutions worldwide, based on market share, driven by our market leadership in the automotive market. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, light emitting diode driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and are easier for customers to use.

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio now includes more than 1,500 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During the three- and six-month periods ended September 29, 2023, we generated $275.5 million and $553.8 million in total net sales, respectively, with $65.7 million and $126.6 million in net income, respectively. During the three- and six-month periods ended September 23, 2022, we generated $237.7 million and $455.4 million in total net sales, respectively, with $50.6 million and $60.9 million in net income, respectively.

Business Updates

On August 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (for purposes of Section 5.15 and applicable provisions of Article IX of the Merger Agreement only), Allegro MicroSystems, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“AML”), Silicon Structures LLC, a Delaware limited liability company and wholly owned subsidiary of AML (“Merger Sub”), Crocus Technology International Corp., a Delaware corporation (“Crocus”), and NanoDimension Management Limited, as the representative of the Crocus shareholders. Pursuant to the terms and conditions of the Merger Agreement, on October 31, 2023 (the “Closing Date”), Merger Sub merged with and into Crocus, with Crocus continuing as the surviving corporation and as a wholly owned subsidiary of Merger Parent (the “Transaction”). The aggregate purchase price paid by the Company on the Closing Date was $420 million in cash, subject to certain adjustments, including a reduction in the purchase price in consideration of the repayment of the Crocus Loans described below.

On September 11, 2023, AML entered into a loan agreement with Crocus, wherein Crocus provided an initial promissory note to AML for a principal amount of $4 million (the “Initial Crocus Loan”). On October 2, 2023, AML entered into an additional subordinated promissory note agreement with Crocus, wherein Crocus issued a promissory note to AML in the principal amount of $3 million, (the “Subsequent Crocus Loan,” and together with the Initial Crocus Loan, the “Crocus Loans”). Each note was to be repaid, the outstanding principal amount, together with the interest, which accrued from the date of the note, on the unpaid principal balance at a rate equal to 12.5% per annum, computed on the basis of the actual number of days elapsed and year of 365 days. All unpaid principal, together with any then unpaid an accrued interest and other amounts payable hereunder, were due and payable on the earlier of (i) September 11, 2027 or (ii) when, upon the occurrence and during the continuance of an event of default, such amounts are declared due and payable by AML or made automatically due and payable, in each case, in accordance with the terms hereof. The Crocus Loans were repaid in full in connection with the closing of the Transaction described above.

On October 31, 2023, we entered into a $250 million term loan maturing in 2030 (the “Term Loan”), the proceeds of which were used to refinance all outstanding term loans under the term loan agreement dated September 30, 2020, with Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, and the other agents, arrangers and lenders parties thereto and to finance, in part, the Transaction. The Term Loan was documented as an incremental amendment to the revolving facility credit agreement dated June 21, 2023 (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto. The Term Loan amortizes at a rate of 1.00% per annum, and the initial margin applicable to the Term Loan will be 2.75% for term SOFR-based loans and 1.75% for base rate loans.

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

2017 Tax Cuts and Jobs Act

Pursuant to the 2017 Tax Cuts and Jobs Act, beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, for domestic and foreign research, respectively (“174 Capitalization”). The impact of 174 Capitalization for fiscal year 2024 is an increase in annual cash taxes of approximately $20 million and an FDII benefit of $9 million. While it is possible that Congress may modify this provision, potentially with retroactive effect, we have no assurance that this provision will be reversed. Additionally, the Internal Revenue Service has issued Notice 2023-63 and is expected to issue final guidance which may modify this law change or its impact.

Results of Operations

Three-Month Period Ended September 29, 2023 Compared to Three-Month Period Ended September 23, 2022

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended September 29, 2023 and September 23, 2022.

	Three-Month Period Ended		Three-Month Period Ended		Change
	September 29, 2023	As a % of Net Sales	September 23, 2022	As a % of Net Sales	$	%
		(Dollars in thousands)
Total net sales (1)	$275,509	100.0%	$237,666	100.0%	$37,843	15.9%
Cost of goods sold (1)	116,006	42.1%	105,644	44.5%	10,362	9.8%
Gross profit	159,503	57.9%	132,022	55.5%	27,481	20.8%
Operating expenses:
Research and development	43,428	15.8%	35,567	15.0%	7,861	22.1%
Selling, general and administrative	43,160	15.7%	36,617	15.4%	6,543	17.9%
Total operating expenses	86,588	31.4%	72,184	30.4%	14,404	20.0%
Operating income	72,915	26.5%	59,838	25.2%	13,077	21.9%
Other income (expense), net:
Interest expense	(758)	-0.3%	(531)	(0.2)%	(227)	42.7%
Interest income	850	0.3%	467	0.2%	383	82.0%
Other income (expense), net	64	0.0%	(688)	(0.3)%	752	(109.3)%
Income before income tax provision	73,071	26.5%	59,086	24.9%	13,985	23.7%
Income tax provision	7,400	2.7%	8,438	3.6%	(1,038)	(12.3)%
Net income	65,671	23.8%	50,648	21.3%	15,023	29.7%
Net income attributable to non-controlling interests	54	0.0%	34	0.0%	20	58.8%
Net income attributable to Allegro MicroSystems, Inc.	$65,617	23.8%	$50,614	21.3%	$15,003	29.6%

(1)
Our total net sales and cost of goods sold for the periods presented above include related party net sales and costs of goods sold generated with Sanken. See our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

Total net sales

Total net sales increased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022. This increase was primarily attributable to higher shipments of our e-Mobility products, which includes our advanced driver assistance systems (“ADAS”), electrified vehicle (“EV”), and safety, comfort and convenience applications, partially offset by declines in our consumer and smart home markets.

Sales Trends by Market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	September 29, 2023	September 23, 2022	Amount	%
	(Dollars in thousands)
Automotive	$205,936	$157,398	$48,538	30.8%
Industrial	51,114	48,176	2,938	6.1%
Other	18,459	32,092	(13,633)	(42.5)%
Total net sales	$275,509	$237,666	$37,843	15.9%

Automotive net sales increased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022, primarily due to higher demand for our ADAS, EV and safety, comfort and convenience applications.

Industrial net sales increased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022, primarily due to increases in demand for clean energy and automation applications. These increases were partially offset by declines in our data center applications.

Other net sales decreased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022, primarily due to lower demand for our consumer and smart home markets.

Sales Trends by Product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	September 29, 2023	September 23, 2022	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$99,737	$97,327	$2,410	2.5%
Magnetic sensors (“MS”) and other	175,772	140,339	35,433	25.2%
Total net sales	$275,509	$237,666	$37,843	15.9%

The increase in net sales by product was driven by MS product sales. MS sales were driven primarily by our current and isolator products, as well as our magnetic speed sensors, while PIC sales were driven by our high performance power products, offset by a decline in our motor products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	September 29, 2023	September 23, 2022	Amount	%
	(Dollars in thousands)
Americas:
United States	$47,724	$25,131	$22,593	89.9%
Other Americas	9,539	7,244	2,295	31.7%
EMEA:
Europe	46,951	40,710	6,241	15.3%
Asia:
Japan	47,275	45,026	2,249	5.0%
Greater China	69,463	63,203	6,260	9.9%
South Korea	29,054	20,931	8,123	38.8%
Other Asia	25,503	35,421	(9,918)	(28.0)%
Total net sales	$275,509	$237,666	$37,843	15.9%

Net sales increased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022, primarily due to content and market share gains across all geographies, except for Other Asia, which was negatively impacted by data center demand.

North America’s growth was driven by our broad-based industrial markets, internal combustion engine (“ICE”) and e-Mobility applications. Growth in Asia was driven by both China and South Korea which included growth in all areas of the automotive market, including ICE, safety, comfort and convenience, ADAS, and EV.

Cost of goods sold and gross profit

Cost of goods sold increased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022, primarily due to higher production volume in support of higher product sales, and to a lesser extent, additional excess and obsolete provisions.

Gross profit increased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022, driven by a $37.8 million increase in net sales due to product mix and volume, partially offset increased cost of goods sold as discussed above.

Research and development expenses

Research and development (“R&D”) expenses increased in the three-month period ended September 29, 2023 in comparison to the comparable period in fiscal year 2023, primarily due to a combined increase in personnel and outside service costs, and an increase in general operating expenses.

R&D expenses as a percentage of our total net sales was 15.8% and 15.0% for the three-month periods ended September 29, 2023 and September 23, 2022, respectively. The increase was primarily due to the impacts noted above.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022, primarily due to a combined increase in personnel expenses and outside service costs, and an increase in general operating expenses, partially offset by reduced variable compensation accruals.

SG&A expenses as a percentage of our total net sales was 15.7% and 15.4% in the three-month period ended September 29, 2023 and September 23, 2022, respectively. The increase was primarily due to the impacts noted above.

Interest expense and interest income

Interest expense increased in the three-month period ended September 29, 2023 compared to the three-month period ended September 23, 2022, due to higher interest payments on the Term Loan Facility. Interest income increased compared to the three-month period ended September 23, 2022, primarily due to higher cash balances maintained and higher interest rates.

Other income(expense), net

We recorded a foreign currency transaction gain in both of three-month periods ended September 29, 2023 and September 23, 2022. The foreign currency transaction gain recorded in the three-month period ended September 29, 2023 was primarily due to realized and unrealized gains from the British Pound strengthening against the Euro in our United Kingdom location, partially offset by the U.S. Dollar strengthening against the Peso from our Philippine location.

Unrealized losses of $2.3 million related to our investment in marketable securities were offset by $3.7 million of gains related to sales of our investment in marketable securities and earnings in our money market fund deposits in the three-month period ended September 29, 2023.

Income tax provision

Income tax provision and the effective income tax rate were $7.4 million and 10.1%, respectively, in the three-month period ended September 29, 2023 and $8.4 million and 14.3%, respectively, in the three-month period ended September 23, 2022. The effective tax rate (“ETR”) year-over-year was primarily impacted by reductions in global intangible low-tax income (”GILTI”), Subpart F, and non-deductible stock-based compensation charges, offset by a decrease in FDII benefits as a percent of global profit before tax. The ETR year-over-year was also reduced by discrete tax benefits related to stock-based compensation windfalls realized in the period ended September 29, 2023.

Six-Month Period Ended September 29, 2023 Compared to Six-Month Period Ended September 23, 2022

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the six-month periods ended September 29, 2023 and September 23, 2022.

	Six-Month Period Ended		Six-Month Period Ended		Change
	September 29, 2023	As a % of Net Sales	September 23, 2022	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales (1)	$553,802	100.0%	$455,419	100.0%	$98,383	21.6%
Cost of goods sold (1)	236,349	42.7%	205,023	45.0%	31,326	15.3%
Gross profit	317,453	57.3%	250,396	55.0%	67,057	26.8%
Operating expenses:
Research and development	86,403	15.6%	69,424	15.2%	16,979	24.5%
Selling, general and administrative	87,389	15.8%	106,397	23.4%	(19,008)	(17.9)%
Total operating expenses	173,792	31.4%	175,821	38.6%	(2,029)	(1.2)%
Operating income	143,661	25.9%	74,575	16.4%	69,086	92.6%
Other income (expense), net:
Interest expense	(1,527)	(0.3)%	(968)	(0.2)%	(559)	57.7%
Interest income	1,693	0.3%	784	0.2%	909	115.9%
Other income (expense), net	(2,652)	(0.5)%	(3,057)	(0.7)%	405	(13.2)%
Income before income tax provision	141,175	25.5%	71,334	15.7%	69,841	97.9%
Income tax provision	14,615	2.6%	10,403	2.3%	4,212	40.5%
Net income	126,560	22.9%	60,931	13.4%	65,629	107.7%
Net income attributable to non-controlling interests	93	0.0%	70	0.0%	23	32.9%
Net income attributable to Allegro MicroSystems, Inc.	$126,467	22.8%	$60,861	13.4%	$65,606	107.8%

(1)
Our total net sales and cost of goods sold for the periods presented above include related party net sales and costs of goods sold generated with Sanken. See our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

Total net sales

Total net sales increased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022. This increase was primarily attributable to higher shipments of our e-Mobility products, which includes our ADAS, EV, and safety comfort and convenience applications, and broad-based industrial applications, which includes clean energy and automation, partially offset by declines in our consumer and smart home markets.

Sales Trends by Market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Six-Month Period Ended		Change
	September 29, 2023	September 23, 2022	Amount	%
	(Dollars in thousands)
Automotive	$395,634	$307,047	$88,587	28.9%
Industrial	119,298	88,316	30,982	35.1%
Other	38,870	60,056	(21,186)	(35.3)%
Total net sales	$553,802	$455,419	$98,383	21.6%

Automotive net sales increased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022, primarily due to higher demand for our ADAS, EV and safety, comfort and convenience applications.

Industrial net sales increased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022, primarily due to increases in demand for clean energy and automation. These increases were partially offset by declines in our data center applications.

Other net sales decreased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022, primarily due to lower demand for our consumer and smart home markets.

Sales Trends by Product

The following table summarizes net sales by product.

	Six-Month Period Ended		Change
	September 29, 2023	September 23, 2022	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$203,725	$177,987	$25,738	14.5%
Magnetic sensors (“MS”) and other	350,077	277,432	72,645	26.2%
Total net sales	$553,802	$455,419	$98,383	21.6%

The increase in net sales by product was driven by increases in both PIC and MS product sales. MS sales were driven primarily by our current and isolator products, as well as our magnetic sensors, while PIC sales were driven by our motors and high performance power products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Six-Month Period Ended		Change
	September 29, 2023	September 23, 2022	Amount	%
	(Dollars in thousands)
Americas:
United States	$96,548	$53,522	$43,026	80.4%
Other Americas	18,047	13,731	4,316	31.4%
EMEA:
Europe	102,339	76,043	26,296	34.6%
Asia:
Japan	88,855	86,735	2,120	2.4%
Greater China	131,679	118,319	13,360	11.3%
South Korea	58,567	41,910	16,657	39.7%
Other Asia	57,767	65,159	(7,392)	(11.3)%
Total net sales	$553,802	$455,419	$98,383	21.6%

Net sales increased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022, primarily due to content and market share gains across all geographies, except for Other Asia, which was negatively impacted by a reduction in data center demand.

Our largest growth was in North America and Europe driven by our broad-based industrial markets, industrial automation and e-Mobility applications. Growth in Asia was driven by both China and South Korea which included growth in all areas of the automotive market, including ICE, safety, comfort and convenience, ADAS and EV.

Cost of goods sold and gross profit

Cost of goods sold increased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022, primarily due to higher production volume in support of higher product sales, and to a lesser extent additional inventory reserves and stock-based compensation.

Gross profit increased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022, driven by a $98.4 million increase in net sales across primarily all markets, partially offset by increased cost of goods sold as discussed above.

Research and development expenses

R&D expenses increased in the six-month period ended September 29, 2023 compared to the comparable period in fiscal year 2023, primarily due to a combined increase in personnel, stock-based compensation and outside service costs, in addition to a general increase in operating expenses.

R&D expenses as a percentage of our total net sales remained relatively consistent at 15.6% and 15.2% for the six-month periods ended September 29, 2023 and September 23, 2022, respectively.

Selling, general and administrative expenses

SG&A expenses decreased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022, primarily due to the inclusion, in the six-month period ended September 23, 2022, of accelerated stock-based compensation expense of $26.3 million related to the retirement of our former chief executive officer and $3.8 million of severance due to changes in leadership, partially offset by increased professional fees and outside services costs and personnel increases in the six-month period ended September 29, 2023.

SG&A expenses as a percentage of our total net sales were 15.8% and 23.4% in the six-month periods ended September 29, 2023 and September 23, 2022, respectively. The decrease was primarily due to the impacts noted above.

Interest expense and interest income

Interest expense increased in the six-month period ended September 29, 2023 compared to the six-month period ended September 23, 2022, due to higher interest payments on the Term Loan Facility. Interest income increased compared to the six-month period ended September 23, 2022, primarily due to higher cash balances maintained and higher interest rates.

Other income (expense), net

We recorded a foreign currency transaction loss in the six-month period ended September 29, 2023 compared to a foreign currency transaction gain in the six-month period ended September 23, 2022. The foreign currency transaction loss recorded in the six-month period ended September 29, 2023 was primarily due to the realized and unrealized losses from the U.S. Dollar strengthening against the Peso from our Philippine location.

Unrealized losses of $11.2 million related to our investment in marketable securities were offset by $10.6 million of gains related to sales of our investment in marketable securities and earnings in our money market fund deposits in the six-month period ended September 29, 2023, compared to unrealized losses of $3.5 million during the six-month period ended September 23, 2022.

Income tax provision

Income tax provision and the effective income tax rate were $14.6 million and 10.4%, respectively, in the six-month period ended September 29, 2023 and $10.4 million and 14.6%, respectively, in the six-month period ended September 23, 2022. The ETR year-over-year was primarily impacted by reductions in GILTI, Subpart F, and non-deductible stock-based compensation charges offset by a decrease in FDII benefits as a percent of global profit before tax. The ETR year-over-year was also reduced by discrete tax benefits related to stock-based compensation windfalls realized in the period ended September 29, 2023.

Liquidity and Capital Resources

As of September 29, 2023, we had $370.0 million of cash and cash equivalents and $580.7 million of working capital compared to $351.6 million of cash and cash equivalents and $500.5 million of working capital as of March 31, 2023. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal 2024 is to utilize cash on hand and capacity under our 2023 Revolving Credit Facility to support our continued growth initiatives into select markets, planned capital expenditures, as well as consider potential acquisitions. As of September 29, 2023, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the second half of the fiscal year relate to our operating leases, operating and capital purchase commitments, our acquisition of Crocus and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 16, “Commitments and Contingencies” and Note 15 “Retirement Plans” to the audited consolidated financial statements in the Company’s 2023 Annual Report.

We believe that our existing cash will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or seek advantageously to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our 2023 Revolving Credit Facility or seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the six-month periods ended September 29, 2023 and September 23, 2022:

	Six-Month Period Ended
	September 29, 2023	September 23, 2022
	(dollars in thousands)
Net cash provided by operating activities	$96,393	$91,804
Net cash used in investing activities	(59,926)	(54,948)
Net cash used in financing activities	(15,767)	(14,596)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(974)	(8,777)
Net increase in cash and cash equivalents and restricted cash	$19,726	$13,483

Operating Activities

Net cash provided by operating activities was $96.4 million in the six-month period ended September 29, 2023, resulting primarily from net income of $126.6 million and noncash charges of $46.3 million, partially offset by a net decrease in cash from an increase in net operating assets and liabilities of $76.5 million. The net increase in operating assets and liabilities consisted of a $31.2 million increase in inventories, a $29.9 million decrease in accrued expenses and other current and long-term liabilities, a $16.1 million increase in prepaid expenses and other assets, and a $7.6 million increase in trade accounts receivable, net, partially offset by a $2.7 million increase in trade accounts payable, and a $6.1 million increase in net amounts due to related party. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal 2024. The increase in prepaid expenses and other assets were mostly due to higher long-term deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to timing of payments pursuant to our annual incentive compensation plan. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts. Accounts payable increased primarily due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $20.0 million. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.

Net cash provided by operating activities was $91.8 million in the six-month period ended September 23, 2022, resulting primarily from our net income of $60.9 million and noncash charges of $51.3 million, including a one-time charge of approximately $26.3 million related to the acceleration of stock-based compensation expense from the retirement of our former chief executive officer, partially offset by a net decrease in operating assets and liabilities of $20.5 million. Net changes in operating assets and liabilities consisted of a $17.3 million increase in inventories, a $9.5 million increase in prepaid expenses, a $5.7 million decrease in net amounts due from related parties, and a $5.0 million decrease in accrued expenses and other current and long-term liabilities, partially offset by an $8.9 million increase in trade accounts payable, a $5.5 million decrease in trade accounts receivable, net, and a $2.5 million decrease in other receivables. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth in fiscal 2023. The increases in prepaid expenses and other assets were mostly due to higher long-term deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The decrease in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business. The decrease in accrued expenses and other current and long-term liabilities were primarily the result of lower accrued personnel costs, including management incentives, and a reduction in the balance due on the acquisition of Voxtel, Inc. (“Voxtel”). Accounts payable increased mainly due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $3.9 million. The decrease in trade accounts receivable, net was primarily due to the timing of receipts from customers. The decrease in other receivables was primarily due to increased distributor sales year-over-year, as well as timing of receipts from Sanken.

Investing Activities

Net cash used in investing activities was $59.9 million in the six-month period ended September 29, 2023, consisting of purchases of property, plant and equipment of $76.1 million and proceeds from the sale of marketable securities of $16.2 million.

Net cash used in investing activities was $54.9 million in the six-month period ended September 23, 2022, consisting of purchases of property, plant and equipment of $35.2 million and payments related to the acquisition of Heyday Integrated Circuits of $19.7 million.

Financing Activities

Net cash used in financing activities was $15.8 million in the six-month period ended September 29, 2023, primarily consisting of taxes related to the net settlement of equity awards, additional funds loaned under the new Note Purchase Agreement between us and Crocus and payments of debt issuance costs in connection with the 2023 Revolving Credit Facility, partially offset by proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payment from PSL on our related party loan.

Net cash used in financing activities was $14.6 million in the six-month period ended September 23, 2022, consisting of taxes related to the net settlement of equity awards and additional funds loaned to Polar Semiconductor, LLC (“PSL”) under our related party loan agreement, partially offset by proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payment from PSL on our related party loan.

Debt Obligations

See Note 9, “Debt and Other Borrowings” in the unaudited condensed consolidated financial statements included in this Quarterly Report for information regarding our debt obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes in our exposures to market risk since March 31, 2023. For details on the Company’s interest rate, foreign currency exchange rate, and inflation risks, see “Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our 2023 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2023. Based on the evaluation of our disclosure controls and procedures as of September 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Various risk factors associated with our business are included in our Annual Report on Form 10-K for the year ended March 31, 2023, as filed with the Commission on May 21, 2023, and available at www.sec.gov. Other than as set forth below, there have been no material changes to those risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

Acquisitions of other companies or technologies, may create additional risks, including risks associated with our ability to successfully integrate these acquisitions into our business.

We have acquired other companies as part of our growth strategy, and we continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. Acquiring companies or technologies, including the recently completed acquisition of Crocus, involves a number of risks, including, but not limited to:

•
the potential disruption of our ongoing business;
•
the increased costs incurred to finance acquisitions and the allocation of capital to fund acquisitions being diverted from other operational priorities such as research and development;
•
unexpected costs or incurring unknown liabilities;
•
the diversion of management resources from other strategic and operational issues;
•
the inability to retain the key employees of the acquired businesses;
•
difficulties relating to integrating the operations and personnel of the acquired businesses;
•
adverse effects on our existing customer relationships or the existing customer relationships of acquired businesses;
•
the potential incompatibility of the acquired business or their business customers;
•
issues not discovered during our due diligence that could impact our assumption concerning the status of and prospects for the products and technologies of the acquired business; and
•
acquired intangible assets, including goodwill, becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business.

If we are unable to successfully address any of these risks, our business could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On September 15, 2023, Mr. Michael Doogue, the Company’s Senior Vice President and Chief Technology Officer, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Doogue’s Rule 10b5-1 Trading Plan, which terminates at the close of trading on December 31, 2024, for a total duration of 382 days, provides for the sale of up to 57,500 shares of common stock pursuant to the terms of the plan.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger by and among Allegro MicroSystems, Inc. (for purposes of Section 5.15 and applicable provisions of Article IX thereof only), Allegro MicroSystems, LLC, Silicon Structures LLC, Crocus Technology International Corp. and NanoDimension Management Limited, as the Representative, dated as of August 7, 2023 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023). †

10.1

First Amendment to Revolving Facility Credit Agreement, dated October 31, 2023, by and among Allegro MicroSystems, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023). †

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

* Filed herewith.

** Furnished herewith.

† Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish the omitted annexes and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date: November 6, 2023	By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President and Chief Executive Officer (principal executive officer)

Date: November 6, 2023	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)