Form 10-Q
period 2023-12-29
ALLEGRO MICROSYSTEMS, INC.
filed 2024-02-06
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2023

or

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

As of February 2, 2024, the registrant had 193,125,832 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

		Page

	Forward-Looking Statements	2
PART I.	Financial Information	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of December 29, 2023 and March 31, 2023 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 29, 2023 and December 23, 2022 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended December 29, 2023 and December 23, 2022 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Equity for the three- and nine-month periods ended December 29, 2023 and December 23, 2022 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 29, 2023 and December 23, 2022 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	Other Information	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	Signatures	34

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	December 29, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$214,308	$351,576
Restricted cash	9,427	7,129
Trade accounts receivable, net	114,324	111,290
Trade and other accounts receivable due from related party	154	13,494
Inventories	165,553	151,301
Prepaid expenses and other current assets	41,980	27,289
Current portion of related party note receivable	3,750	3,750
Total current assets	549,496	665,829
Property, plant and equipment, net	325,822	263,099
Operating lease right-of-use assets	21,620	16,866
Deferred income tax assets	79,420	50,359
Goodwill	214,709	27,691
Intangible assets, net	293,699	52,378
Related party note receivable, less current portion	5,625	8,438
Equity investment in related party	25,974	27,265
Other assets	48,936	69,230
Total assets	$1,565,301	$1,181,155
Liabilities, Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$37,633	$56,256
Amounts due to related party	3,158	9,682
Accrued expenses and other current liabilities	69,951	94,894
Current portion of operating lease liabilities	5,486	4,493
Current portion of long-term debt	3,959	—
Total current liabilities	120,187	165,325
Long-term debt	250,464	25,000
Operating lease liabilities, less current portion	16,321	13,048
Deferred income tax liabilities	27,740	—
Other long-term liabilities	15,103	10,967
Total liabilities	429,815	214,340
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 193,047,658 shares issued and outstanding at December 29, 2023; 1,000,000,000 shares authorized, 191,754,292 issued and outstanding at March 31, 2023	1,931	1,918
Additional paid-in capital	684,063	674,179
Retained earnings	470,127	310,315
Accumulated other comprehensive loss	(21,889)	(20,784)
Equity attributable to Allegro MicroSystems, Inc.	1,134,232	965,628
Non-controlling interests	1,254	1,187
Total stockholders’ equity	1,135,486	966,815
Total liabilities, non-controlling interests and stockholders’ equity	$1,565,301	$1,181,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Net sales	$254,984	$203,672	$802,625	$572,356
Net sales to related party	—	45,117	6,161	131,852
Total net sales	254,984	248,789	808,786	704,208
Cost of goods sold	121,156	84,776	354,561	247,805
Cost of goods sold to related party	—	21,419	2,944	63,413
Gross profit	133,828	142,594	451,281	392,990
Operating expenses:
Research and development	44,396	39,593	130,799	109,017
Selling, general and administrative	52,746	37,373	140,135	143,770
Total operating expenses	97,142	76,966	270,934	252,787
Operating income	36,686	65,628	180,347	140,203
Other income (expense):
Interest expense	(3,854)	(613)	(5,381)	(1,581)
Interest income	857	360	2,550	1,144
Other income (expense), net	2,682	6,716	30	3,659
Income before income taxes	36,371	72,091	177,546	143,425
Income tax provision	2,969	7,540	17,584	17,943
Net income	33,402	64,551	159,962	125,482
Net income attributable to non-controlling interests	57	32	150	102
Net income attributable to Allegro MicroSystems, Inc.	$33,345	$64,519	$159,812	$125,380
Net income per common share attributable to Allegro MicroSystems, Inc.:
Basic	$0.17	$0.34	$0.83	$0.66
Diluted	$0.17	$0.33	$0.82	$0.65
Weighted average shares outstanding:
Basic	192,724,541	191,328,538	192,384,315	191,082,141
Diluted	194,570,380	193,935,908	194,925,040	193,100,762

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Net income	$33,402	$64,551	$159,962	$125,482
Net income attributable to non-controlling interests	57	32	150	102
Net income attributable to Allegro MicroSystems, Inc.	33,345	64,519	159,812	125,380
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	3,618	8,303	(1,188)	(6,414)
Comprehensive income	36,963	72,822	158,624	118,966
Other comprehensive gain attributable to non-controlling interests	2	(56)	83	81
Comprehensive income attributable to Allegro MicroSystems, Inc.	$36,965	$72,766	$158,707	$119,047

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at September 23, 2022	—	$—	191,308,141	$1,913	$662,082	$183,819	$(33,028)	$1,089	$815,875
Net income	—	—	—	—	—	64,519	—	32	64,551
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	127,728	1	8,862	—	—	—	8,863
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(3,036)	—	—	—	(3,036)
Foreign currency translation adjustment	—	—	—	—	—	—	8,247	56	8,303
Balance at December 23, 2022	—	$—	191,435,869	$1,914	$667,908	$248,338	$(24,781)	$1,177	$894,556

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at September 29, 2023	—	$—	192,469,731	$1,925	$683,891	$436,782	$(25,509)	$1,199	$1,098,288
Net income	—	—	—	—	—	33,345	—	57	33,402
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	577,927	6	10,904	—	—	—	10,910
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(10,732)	—	—	—	(10,732)
Foreign currency translation adjustment	—	—	—	—	—	—	3,620	(2)	3,618
Balance at December 29, 2023	—	$—	193,047,658	$1,931	$684,063	$470,127	$(21,889)	$1,254	$1,135,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – continued

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at March 25, 2022	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
Net income	—	—	—	—	—	125,380	—	102	125,482
Employee stock purchase plan issuances	—	—	89,454	1	1,572	—	—	—	1,573
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	872,820	8	51,186	—	—	—	51,194
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(12,642)	—	—	—	(12,642)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,333)	(81)	(6,414)
Balance at December 23, 2022	—	$—	191,435,869	$1,914	$667,908	$248,338	$(24,781)	$1,177	$894,556

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at March 31, 2023	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
Net income	—	—	—	—	—	159,812	—	150	159,962
Employee stock purchase plan issuances	—	—	76,204	1	1,898	—	—	—	1,899
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	1,217,162	12	32,809	—	—	—	32,821
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(24,823)	—	—	—	(24,823)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,105)	(83)	(1,188)
Balance at December 29, 2023	—	$—	193,047,658	$1,931	$684,063	$470,127	$(21,889)	$1,254	$1,135,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine-Month Period Ended
	December 29, 2023	December 23, 2022
Cash flows from operating activities:
Net income	$159,962	$125,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,548	36,705
Amortization of deferred financing costs	292	74
Deferred income taxes	(28,253)	(28,387)
Stock-based compensation	32,839	51,242
Loss on disposal of assets	18	287
Change in fair value of contingent consideration	—	(2,700)
Provisions for inventory and expected credit losses	9,851	1,744
Change in fair value of marketable securities	3,579	5
Changes in operating assets and liabilities:
Trade accounts receivable	(2,564)	(5,894)
Accounts receivable - other	(462)	2,000
Inventories	(19,909)	(39,136)
Prepaid expenses and other assets	(12,623)	(17,761)
Trade accounts payable	(9,604)	19,553
Due to (from) related party	6,817	(3,273)
Accrued expenses and other current and long-term liabilities	(20,540)	5,717
Net cash provided by operating activities	168,951	145,658
Cash flows from investing activities:
Purchases of property, plant and equipment	(110,500)	(49,563)
Acquisition of business, net of cash acquired	(408,119)	(19,728)
Proceeds from sales of marketable securities	16,175	—
Net cash used in investing activities	(502,444)	(69,291)
Cash flow from financing activities:
Loans made to related party	—	(7,500)
Borrowings of senior secured debt, net of deferred financing costs	245,452	—
Repayment of term loan facility	(25,000)	—
Repayment of other debt	(743)	—
Receipts on related party note receivable	2,813	1,875
Payments for taxes related to net share settlement of equity awards	(24,823)	(12,642)
Proceeds from issuance of common stock under employee stock purchase plan	1,899	1,573
Payments for debt issuance costs	(1,450)	—
Net cash provided by (used in) financing activities	198,148	(16,694)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	375	(5,344)
Net (decrease) increase in cash and cash equivalents and restricted cash	(134,970)	54,329
Cash and cash equivalents and restricted cash at beginning of period	358,705	289,799
Cash and cash equivalents and restricted cash at end of period:	$223,735	$344,128

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

Financial Periods

The Company’s third quarter three-month period is a 13-week period. The Company’s third quarter of fiscal 2024 ended December 29, 2023, and the Company’s third quarter of fiscal 2023 ended December 23, 2022.

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

Concentrations of Credit Risk

As of December 29, 2023, two customers accounted for 24.3% of the Company’s outstanding trade accounts receivable, net. No other customers accounted for 10% or more of outstanding trade accounts receivable, net as of such dates. As of March 31, 2023, Sanken Electric Co., Ltd. (“Sanken”) and another customer accounted for 10.6% and 17.3%, respectively, of the Company’s outstanding trade accounts receivable, net, including related party trade accounts receivable.

For the nine-month period ended December 29, 2023, one customer accounted for 11.0% of total net sales. For the three- and nine-month periods ended December 23, 2022, Sanken accounted for 18.1% and 18.7% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for either of the three- or nine-month periods ended December 23, 2022 or for the three-month period ended December 29, 2023.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2023, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to provide additional information of the Company’s tax rate reconciliation, as well as additional disclosures about income taxes paid by jurisdictions. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The ASU 2023-09 should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company is currently evaluating the impact of adopting this guidance.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided temporary relief when transitioning from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) or another applicable rate during the original transition period ending on December 31, 2022. In March 2021, the UK Financial Conduct Authority announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would be June 30, 2023, which was beyond the current sunset date of Topic 848. In light of this development, the FASB issued this update to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The adoption of this new guidance did not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by application, by product and by geography for the three- and nine-month periods ended December 29, 2023 and December 23, 2022. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by application:

During the preparation of the third quarter fiscal year 2024 interim condensed consolidated financial statements, the Company identified an immaterial error in the classification of net sales by application, whereby customer returns and sales allowances were incorrectly classified by application between Automotive, Industrial and Other in the prior periods. There was no impact to previously reported total net sales or net income in any of the periods.

The Company assessed the materiality of the revision qualitatively and quantitatively and determined the revisions to be immaterial to the prior period interim fiscal year 2024, annual fiscal year 2023, and annual fiscal year 2022 consolidated financial statements. All prior period amounts have been revised in the tables below.

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Automotive	$194,764	$164,719	$577,515	$467,959
Industrial	45,949	53,737	180,021	146,797
Other	14,271	30,333	51,250	89,452
Total net sales	$254,984	$248,789	$808,786	$704,208

	Three-Month Period Ended
	June 30, 2023	September 29, 2023
Automotive	$185,430	$197,321
Industrial	73,110	60,962
Other	19,753	17,226
Total net sales	$278,293	$275,509

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

	Three-Month Period Ended
	June 24, 2022	September 22, 2022	December 23, 2022	March 31, 2023
Automotive	$148,070	$155,170	$164,719	$178,802
Industrial	42,718	50,342	53,737	61,807
Other	26,965	32,154	30,333	28,836
Total net sales	$217,753	$237,666	$248,789	$269,445

	Three-Month Period Ended
	June 25, 2021	September 24, 2021	December 24, 2021	March 25, 2022
Automotive	$131,827	$124,435	$128,536	$137,997
Industrial	31,190	38,785	34,669	38,622
Other	25,125	30,390	23,424	23,674
Total net sales	$188,142	$193,610	$186,629	$200,293

Net sales by product:

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Power integrated circuits	$101,426	$94,513	$305,151	$272,500
Magnetic sensors	153,558	154,276	503,635	431,708
Total net sales	$254,984	$248,789	$808,786	$704,208

Net sales by geography:

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Americas:
United States	$28,481	$33,613	$125,029	$87,135
Other Americas	7,718	6,473	25,765	20,204
EMEA:
Europe	36,870	39,650	139,209	115,693
Asia:
Greater China	77,331	64,305	209,010	182,624
Japan	42,250	45,117	131,105	131,852
South Korea	27,710	25,504	86,277	67,414
Other Asia	34,624	34,127	92,391	99,286
Total net sales	$254,984	$248,789	$808,786	$704,208

The Company recognizes sales net of returns and sales allowances, which are comprised of credits issued, price protection adjustments and stock rotation rights. At December 29, 2023 and March 31, 2023, the liability associated with returns and sales allowances, inclusive of related party adjustments, was $35,342 and $30,571, respectively, and was netted against trade accounts receivable in the unaudited condensed consolidated balance sheets.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

4. Business Combination

On August 7, 2023, the Company entered into an Agreement and Plan of Merger with Crocus Technology International Corp., (“Crocus”). Pursuant to the terms and conditions of the Merger Agreement, on October 31, 2023 (the “Closing Date”), the Company acquired all of the outstanding equity interests of Crocus for $412,274 in cash, subject to a working capital adjustment. The acquisition of Crocus is expected to complement and accelerate the Company’s tunnel magnetoresistance sensors roadmap and strengthen its position in the magnetic sensing market.

Notes Receivable from Crocus

On September 11, 2023, to fund the ongoing operations of Crocus prior to the closing of the merger, the Company entered into a note purchase agreement with Crocus, wherein the Company agreed to purchase promissory notes up to $7,000. An initial promissory note of $4,000 was issued on September 11, 2023, and an additional promissory note was issued on October 2, 2023 for $3,000. The promissory notes were repaid in full in connection with the closing of the merger and included within the estimated fair value of consideration paid.

Allocation of Purchase Price

The acquisition of Crocus has been accounted for as a business combination. The purchase price for the acquisition is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. Management applied the multi-period excess earnings method under the income approach to estimate the fair value of the completed technology asset and the distributor method under the income approach to estimate the fair value of the customer relationships asset. The fair value of intangible assets was based on estimates and assumptions developed by management. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows and developing appropriate discount rates. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill for the acquisition. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the acquisition date.

The preliminary purchase price allocation is as follows:

Total purchase consideration	$412,274
Cash	4,155
Inventories	4,208
Accounts receivable	455
Prepaid expenses and other current assets	2,400
Property, plant and equipment	7,683
Right-of-use asset*	9,770
Completed technology**	234,000
Customer relationships**	12,000
Other assets	229
Total identifiable assets acquired	274,900
Accounts payable	(5,134)
Accrued expenses and other current liabilities	(2,525)
Long-term debt	(842)
Lease liability***	(10,390)
Other long-term liabilities	(3,404)
Deferred income tax liabilities	(26,876)
Total identifiable net assets	225,729
Goodwill	$186,545

*Primarily included in Property, plant and equipment in the unaudited condensed consolidated balance sheets.

**Included in Intangible assets, net in the unaudited condensed consolidated balance sheets.

***Primarily included in Long-term debt in the unaudited condensed consolidated balance sheets.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

As of December 29, 2023, the purchase price allocation is preliminary, pending the finalization of the fair value of the intangible assets acquired, certain income tax matters, and the net working capital adjustment.

The goodwill acquired is not deductible for U.S. income tax purposes. The amortization period for the intangible assets acquired is 12 years for completed technology and 15 years for customer relationships. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Crocus’ ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Crocus’ ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Crocus’ operations into the Company’s existing infrastructure.

The operating results of Crocus were included in the Company’s statements of operations beginning on October 31, 2023. Revenue and earnings attributable to Crocus since the date of acquisition are not material.

Acquisition-Related Costs

Acquisition-related costs were $8,799 for the three- and nine-month periods ended December 29, 2023, and are included in the selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. Acquisition-related costs for the Crocus acquisition relate to professional fees as well as deal fees.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of December 29, 2023 and March 31, 2023, measured at fair value on a recurring basis:

	Fair Value Measurement at December 29, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$35,727	$—	$—	$35,727
Time deposits	—	6,392	—	6,392
Restricted cash:
Money market fund deposits	9,427	—	—	9,427
Total assets	$45,154	$6,392	$—	$51,546

	Fair Value Measurement at March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$102,019	$—	$—	$102,019
Restricted cash:
Money market fund deposits	7,129	—	—	7,129
Other assets:
Investments in marketable securities	19,929	—	—	19,929
Total assets	$129,077	$—	$—	$129,077

Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets.

During the nine-month periods ended December 29, 2023 and December 23, 2022, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

6. Trade Accounts Receivable, net

Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	December 29, 2023	March 31, 2023
Trade accounts receivable	$149,666	$150,914
Less:
Provision for expected credit losses	(90)	(102)
Returns and sales allowances	(35,252)	(26,269)
Related party trade accounts receivable, net of returns and sales allowances	—	(13,253)
Total	$114,324	$111,290

Changes in the Company’s expected credit losses and returns and sales allowances, exclusive of related party adjustments, were as follows:

Description	Provision for Expected Credit Losses	Returns and Sales Allowances	Total
Balance at March 31, 2023	$102	$26,269	$26,371
Provisions (Benefits)	(14)	140,402	140,388
Deductions	2	(131,419)	(131,417)
Balance at December 29, 2023	$90	$35,252	$35,342

Balance at March 25, 2022	$105	$14,819	$14,924
Provisions	42	78,737	78,779
Deductions	—	(74,807)	(74,807)
Balance at December 23, 2022	$147	$18,749	$18,896

7. Inventories

Inventories include material, labor and overhead and consisted of the following:

	December 29, 2023	March 31, 2023
Raw materials and supplies	$13,966	$15,049
Work in process	107,042	98,836
Finished goods	44,545	37,416
Total	$165,553	$151,301

The Company recorded inventory provisions totaling $429 and $9,865 for the three- and nine-month periods ended December 29, 2023, respectively, and $654 and $5,716 for the three- and nine-month periods ended December 23, 2022, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

8. Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost and consisted of the following:

	December 29, 2023	March 31, 2023
Land	$20,498	$15,384
Buildings, building improvements and leasehold improvements	66,169	61,500
Machinery and equipment	685,242	611,459
Office equipment	6,986	6,119
Right-of-use asset	8,389	—
Construction in progress	43,139	48,378
Total	830,423	742,840
Less accumulated depreciation	(504,601)	(479,741)
Total	$325,822	$263,099

Total depreciation expense amounted to $15,124 and $41,472 for the three- and nine-month periods ended December 29, 2023, respectively, and $11,128 and $32,958 for the three- and nine-month periods ended December 23, 2022, respectively.

9. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 31, 2023	$27,691
Acquisitions	186,545
Adjustments	280
Foreign currency translation	193
Balance at December 29, 2023	$214,709

Intangible assets, net were as follows:

	December 29, 2023
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$43,638	$21,006	$22,632	4 years
Customer relationships	15,344	3,354	11,990	15 years
Process technology	262,508	8,162	254,346	12 years
Indefinite-lived and legacy process technology	4,667	—	4,667
Trademarks and other	289	225	64	2 years
Total	$326,446	$32,747	$293,699

	March 31, 2023
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted- Average Lives
Patents	$40,213	$18,335	$21,878	10 years
Customer relationships	3,281	3,115	166	9 years
Process technology	28,508	2,963	25,545	12 years
Indefinite-lived and legacy process technology	4,696	—	4,696
Trademarks and other	287	194	93	5 years
Total	$76,985	$24,607	$52,378

Intangible assets amortization expense was $5,071 and $8,076 for the three- and nine-month periods ended December 29, 2023, respectively, and $1,420 and $3,650 for the three- and nine-month periods ended December 23, 2022, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

10. Debt and Other Borrowings

2023 Revolving Credit Facility

On June 21, 2023, the Company entered into a revolving credit agreement (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and other agents, lenders and letter of credit issuers parties. The agreement provides for a $224,000 secured revolving credit facility (the “2023 Revolving Credit Facility”), which includes a $20,000 letter of credit subfacility. The 2023 Revolving Credit Facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate, or (z) the one-month Term SOFR plus 1.0% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the agreement) at the time of the applicable borrowing. As of December 29, 2023, there were no outstanding borrowings under the 2023 Revolving Credit Facility.

The Company will also pay a quarterly commitment fee of 0.20% to 0.25% on the daily amount by which the commitments under the 2023 Revolving Credit Facility exceed the outstanding loans and letters of credit under the 2023 Revolving Credit Facility. The agreement contains certain covenants applicable to the Company and its subsidiaries, including, limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain a Total Net Leverage Ratio of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for four fiscal quarters subsequent to the Company completing an acquisition in excess of $500,000.

The 2023 Revolving Credit Agreement provides for customary events of default. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies.

2023 Term Loan Facility

On October 31, 2023, the Company entered into a $250,000 term loan maturing in 2030 with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and other agents, arrangers and lenders party thereto (the “2023 Term Loan Facility”). The proceeds of the 2023 Term Loan Facility were used to repay the $25,000 outstanding balance under the 2020 Term Loan Facility (as defined below) and to finance, in part, the merger with Crocus. The 2023 Term Loan Facility was executed as an incremental amendment to the 2023 Revolving Credit Agreement, and accordingly is subject to the same covenants and limitations. The 2023 Term Loan Facility amortizes and is payable at a rate of 0.25% per quarter, with the remainder payable at maturity, and the initial margin applicable to the 2023 Term Loan Facility is 2.75% for SOFR-based loans and 1.75% for base rate loans.

2020 Term Loan Facility

On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in fiscal 2028 (the “2020 Term Loan Facility”). On June 28, 2023, the Company amended the 2020 Term Loan Facility to replace the LIBOR rate with a Term SOFR-based rate as the applicable interest rate benchmark. On October 31, 2023, the 2020 Term Loan Facility was paid in full in connection with the 2023 Term Loan Facility.

2020 Revolving Credit Facility

On September 30, 2020, the Company entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “2020 Revolving Credit Facility”). The 2020 Revolving Credit Facility was secured by a lien on the same collateral and on the same basis as the 2020 Term Loan Facility. Interest on the 2020 Revolving Credit Facility was calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR was subject to a 0.5% floor. Following the entry into the 2023 Revolving Credit Agreement on June 21, 2023, the Company terminated all commitments and obligations under the 2020 Revolving Credit Facility, there were no outstanding borrowings at the time of termination. The 2020 Revolving Credit Facility was replaced by the 2023 Revolving Credit Facility.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

11. Commitments and Contingencies

Legal proceedings

The Company is subject to various legal proceedings, claims, and regulatory examinations or investigations arising in the normal course of business, the outcomes of which are subject to significant uncertainty, and the Company’s ultimate liability, if any, is difficult to predict. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable and estimable, the Company will disclose the nature of the contingency and, if estimable, will provide the likely amount of such loss or range of loss. The Company does not believe there are any such current matters that could have a material adverse effect on its financial position, results of operations or cash flows.

12. Net Income per Share

The following table sets forth the basic and diluted net income per common share attributable to Allegro MicroSystems, Inc.

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Net income attributable to common stockholders	$33,402	$64,551	$159,962	$125,482

Basic weighted average shares of common stock	192,724,541	191,328,538	192,384,315	191,082,141
Dilutive effect of common stock equivalents	1,845,839	2,607,370	2,540,725	2,018,621
Diluted weighted average shares of common stock	194,570,380	193,935,908	194,925,040	193,100,762

Basic net income attributable to common stockholders per share	$0.17	$0.34	$0.83	$0.66
Diluted net income attributable to common stockholders per share	$0.17	$0.33	$0.82	$0.65

The computed net income per share for the three- and nine-month periods ended December 29, 2023 and December 23, 2022 does not assume conversion of securities that would have an antidilutive effect on income per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net income per share, as such securities would have an antidilutive effect on net income per share:

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Restricted stock units	882,656	12,620	18,811	24,273
Performance stock units	246,073	—	110,263	—

The following table represents issued and issuable weighted average share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan for the respective periods:

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Restricted stock units	557,405	973,417	917,491	752,637
Performance stock units	1,287,519	1,612,824	1,607,797	1,244,855
Employee stock purchase plan	915	21,129	15,437	21,129
Total	1,845,839	2,607,370	2,540,725	2,018,621

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine-months ended December 29, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 31, 2023	2,251,224	$23.85
Granted	1,093,856	36.25
Issued	(897,837)	23.11
Forfeited	(82,938)	27.20
Outstanding at December 29, 2023	2,364,305	$29.78

As of December 29, 2023, total unrecognized compensation expense for awards issued was $51,039, which is expected to be recognized over a weighted-average period of 2.25 years. The total grant date fair value of RSUs vested was $20,696 for the nine-months ended December 29, 2023.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the nine-months ended December 29, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 31, 2023	2,748,347	$23.47
Granted	333,333	39.06
Excess shares issued due to achievement of performance conditions	500,451	17.65
Issued	(1,062,884)	21.43
Forfeited	(86,539)	23.70
Outstanding at December 29, 2023	2,432,708	$25.64

Included in the outstanding shares are 396,171 and 76,306 shares as of March 31, 2023 and December 29, 2023, respectively, that have vested but have not been issued. PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at December 29, 2023 was $19,537, which is expected to be recognized over a weighted average period of 2.07 years. The total grant date fair value of PSUs vested was $22,777 for the nine-months ended December 29, 2023.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Cost of sales	$1,073	$1,156	$4,625	$3,112
Research and development	3,870	3,174	10,340	6,013
Selling, general and administrative	5,977	4,572	17,874	42,117
Total stock-based compensation	$10,920	$8,902	$32,839	$51,242

14. Income Taxes

The Company recorded the following tax provision in its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 29, 2023	December 23, 2022	December 29, 2023	December 23, 2022
Provision for income taxes	$2,969	$7,540	$17,584	$17,943
Effective tax rate	8.2%	10.5%	9.9%	12.5%

The Company’s provision for income taxes is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company is subject to tax in the U.S. and various foreign jurisdictions. The Company’s effective income tax rate fluctuates primarily because of the change in the mix of its U.S. and foreign income, the impact of discrete transactions and law changes, state tax impacts and tax benefits generated by the foreign derived intangible income (“FDII”) deduction, including permanent impacts of Internal Revenue Code Section 174 Capitalization, and research credits; offset by non-deductible stock-based compensation charges.

The effective tax rate (“ETR”) year-over-year was primarily impacted by reductions in global intangible low-tax income (“GILTI”) and non-deductible stock-based compensation charges, offset by a decrease in FDII benefits. The ETR year-over-year was also reduced by discrete tax benefits related to stock-based compensation windfalls realized in the period ended December 29, 2023.

15. Related Party Transactions

Transactions involving Sanken

The Company sells products to, and purchases in-process products from Sanken. As of December 29, 2023, Sanken held approximately 51.0% of the Company’s outstanding common stock.

Net sales of the Company’s products to Sanken totaled $6,161 in the nine-month period ended December 29, 2023, and $45,117 and $131,852 during the three- and nine-month periods ended December 23, 2022, respectively. There were no sales to Sanken in the three-month period ended December 29, 2023. Although certain costs are shared or allocated, cost of goods sold and gross margins attributable to related party sales are consistent with those of third-party customers. Trade accounts receivables, net of allowances of $4,200 from Sanken, totaled $13,253 as of March 31, 2023. There were no trade accounts receivables, net from Sanken as of December 29, 2023. Other accounts receivable from Sanken totaled $102 and $241 as of December 29, 2023 and March 31, 2023, respectively. There were no accounts payable to Sanken as of December 29, 2023 or March 31, 2023.

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

Purchases of various products from PSL totaled $14,982 and $45,714 for the three- and nine-month periods ended December 29, 2023, respectively, and $15,995 and $45,145 for the three- and nine-month periods ended December 23, 2022, respectively. Accounts payable to PSL included in amounts due to a related party totaled $3,128 and $4,682 as of December 29, 2023 and March 31, 2023, respectively.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Notes Receivable from PSL

On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising principal and interest accrued at 1.26% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). On July 1, 2022, PSL borrowed an additional $7,500 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). The Secondary PSL Loan will be repaid in equal installments, comprising of principal and interest accrued at 2.99% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). The loan funds were used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of December 29, 2023, the outstanding balance of the PSL Promissory Notes was $9,375. During the nine-months ended December 29, 2023, PSL made required quarterly payments to AML totaling $2,998, which included $185 of interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended March 31, 2023, filed with the SEC on May 25, 2023 ( the “2023 Annual Report”).

In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part I, Item 1A. “Risk Factors” of our 2023 Annual Report and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2023, filed with the SEC on November 6, 2023. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and nine-month periods ended December 29, 2023 and December 23, 2022 relate to the 13- and 39-week periods ended December 29, 2023 and December 23, 2022, respectively. All references to “2024,” “fiscal year 2024” or similar references relate to the 52-week period ended March 29, 2024. All references to “2023,” “fiscal year 2023” or similar references relate to the 53-week period ended March 31, 2023.

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

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio now includes more than 1,500 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During the three- and nine-month periods ended December 29, 2023, we generated $255.0 million and $808.8 million in total net sales, respectively, with $33.4 million and $160.0 million in net income, respectively. During the three- and nine-month periods ended December 23, 2022, we generated $248.8 million and $704.2 million in total net sales, respectively, with $64.6 million and $125.5 million in net income, respectively.

Business Updates

On August 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company (for purposes of Section 5.15 and applicable provisions of Article IX of the Merger Agreement only), Allegro MicroSystems, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“AML”), Silicon Structures LLC, a Delaware limited liability company and wholly owned subsidiary of AML (“Merger Sub”), Crocus Technology International Corp., a Delaware corporation (“Crocus”), and NanoDimension Management Limited, as the representative of the Crocus shareholders. Pursuant to the terms and conditions of the Merger Agreement, on October 31, 2023 (the “Closing Date”), Merger Sub merged with and into Crocus, with Crocus continuing as the surviving corporation and as a wholly owned subsidiary of AML (the “Transaction”). The aggregate purchase price paid by the Company on the Closing Date was $412.3 million in cash, subject to certain remaining working capital adjustments.

On September 11, 2023, AML entered into a note purchase agreement with Crocus, wherein AML agreed to purchase subordinated promissory notes up to the principal amount of $7 million, subject to certain terms and conditions contained in the note purchase agreement. AML issued an initial subordinated promissory note to Crocus in the principal amount of $4 million on September 11, 2023 and an additional subordinated promissory note in the principal amount of $3 million on October 2, 2023 (collectively the “Crocus Loans”). Interest on each of the Crocus Loans accrued from the date of the note on the unpaid principal balance at a rate equal to 12.5% per annum, computed on the basis of the actual number of days elapsed and a year consisting of 365 days. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, were due and payable on the earlier of (i) September 11, 2027 or (ii) when, upon the occurrence and during the continuance of an event of default, such amounts were declared due and payable by AML or made automatically due and payable, in each case, in accordance with the terms thereof. The Crocus Loans were repaid in full in connection with the closing of the Transaction described above.

On October 31, 2023, we entered into a $250 million term loan maturing in 2030 (the “2023 Term Loan Facility”), the proceeds of which were used to repay all outstanding term loans under the term loan agreement dated September 30, 2020, with Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, and the other agents, arrangers and lenders parties thereto and to finance, in part, the Transaction. The 2023 Term Loan Facility was executed as an incremental amendment to the revolving facility credit agreement dated June 21, 2023 (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto. The 2023 Term Loan Facility amortizes at a rate of 0.25% per quarter, and the initial margin applicable to the 2023 Term Loan Facility is 2.75% for term SOFR-based loans and 1.75% for base rate loans.

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

Cyclical Nature of the Semiconductor Industry

The semiconductor industry has historically been highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles in consumer and other rapidly changing markets and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate, and facilities go underutilized. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production and productivity and margins generally decline.

2017 Tax Cuts and Jobs Act

Pursuant to the 2017 Tax Cuts and Jobs Act, beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, for domestic and foreign research, respectively (“174 Capitalization”). The impact of 174 Capitalization for fiscal year 2024 is an increase in annual cash taxes of approximately $20 million and a foreign derived intangible income (“FDII”) benefit of $9 million. While it is possible that Congress may modify this provision, potentially with retroactive effect, we have no assurance that this provision will be reversed. Additionally, the Internal Revenue Service has issued Notice 2024-12 and is expected to issue final guidance which may modify this law change or its impact.

Results of Operations

Three-Month Period Ended December 29, 2023 Compared to Three-Month Period Ended December 23, 2022

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended December 29, 2023 and December 23, 2022.

	Three-Month Period Ended		Three-Month Period Ended		Change
	December 29, 2023	As a % of Net Sales	December 23, 2022	As a % of Net Sales	$	%
		(Dollars in thousands)
Total net sales (1)	$254,984	100.0%	$248,789	100.0%	$6,195	2.5%
Cost of goods sold (1)	121,156	47.5%	106,195	42.7%	14,961	14.1%
Gross profit	133,828	52.5%	142,594	57.3%	(8,766)	(6.1)%
Operating expenses:
Research and development	44,396	17.4%	39,593	15.9%	4,803	12.1%
Selling, general and administrative	52,746	20.7%	37,373	15.0%	15,373	41.1%
Total operating expenses	97,142	38.1%	76,966	30.9%	20,176	26.2%
Operating income	36,686	14.4%	65,628	26.4%	(28,942)	(44.1)%
Other income (expense), net:
Interest expense	(3,854)	-1.5%	(613)	(0.2)%	(3,241)	528.7%
Interest income	857	0.3%	360	0.1%	497	138.1%
Other income (expense), net	2,682	1.1%	6,716	2.7%	(4,034)	(60.1)%
Income before income tax provision	36,371	14.3%	72,091	29.0%	(35,720)	(49.5)%
Income tax provision	2,969	1.2%	7,540	3.0%	(4,571)	(60.6)%
Net income	33,402	13.1%	64,551	25.9%	(31,149)	(48.3)%
Net income attributable to non-controlling interests	57	0.0%	32	0.0%	25	78.1%
Net income attributable to Allegro MicroSystems, Inc.	$33,345	13.1%	$64,519	25.9%	$(31,174)	(48.3)%

(1)
Our total net sales and cost of goods sold for the periods presented above include related party net sales and costs of goods sold generated with Sanken. See our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

Total net sales

Total net sales increased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022. This increase was primarily attributable to higher shipments of our e-Mobility products, which includes our advanced driver assistance systems (“ADAS”) and electrified vehicle (“EV”) applications, safety, comfort and convenience applications and data center applications, partially offset by declines in our internal combustion engine (“ICE”) applications and broad-based and other industrial applications, including clean energy and automation, as well as consumer and smart home markets.

Sales Trends by Market

During the preparation of the third quarter fiscal year 2024 interim condensed consolidated financial statements, the Company identified an immaterial error in the classification of net sales by application, whereby customer returns and sales allowances were incorrectly classified by application between Automotive, Industrial and Other in the prior periods. There was no impact to previously reported total net sales or net income in any of the periods.

The Company assessed the materiality of the revision qualitatively and quantitatively and determined the revisions to be immaterial to the prior period interim fiscal year 2024, annual fiscal year 2023, and annual fiscal year 2022 consolidated financial statements. All prior period amounts have been revised in the tables below.

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	December 29, 2023	December 23, 2022	Amount	%
	(Dollars in thousands)
Automotive	$194,764	$164,719	$30,045	18.2%
Industrial	45,949	53,737	(7,788)	(14.5)%
Other	14,271	30,333	(16,062)	(53.0)%
Total net sales	$254,984	$248,789	$6,195	2.5%

Automotive net sales increased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022, primarily due to higher demand for our e-Mobility applications.

Industrial net sales decreased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022, primarily due to a decrease in demand of our broad-based and other industrial applications.

Other net sales decreased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022, primarily due to lower demand for our consumer and smart home applications.

Sales Trends by Product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	December 29, 2023	December 23, 2022	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$101,426	$94,513	$6,913	7.3%
Magnetic sensors (“MS”) and other	153,558	154,276	(718)	(0.5)%
Total net sales	$254,984	$248,789	$6,195	2.5%

The increase in net sales by product was driven by PIC sales. PIC sales were driven by our high-performance power and motor products. The decrease in MS and other sales was due to a decline in MS sales, offset by an increase in current and isolator products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	December 29, 2023	December 23, 2022	Amount	%
	(Dollars in thousands)
Americas:
United States	$28,481	$33,613	$(5,132)	(15.3)%
Other Americas	7,718	6,473	1,245	19.2%
EMEA:
Europe	36,870	39,650	(2,780)	(7.0)%
Asia:
Greater China	77,331	64,305	13,026	20.3%
Japan	42,250	45,117	(2,867)	(6.4)%
South Korea	27,710	25,504	2,206	8.6%
Other Asia	34,624	34,127	497	1.5%
Total net sales	$254,984	$248,789	$6,195	2.5%

Net sales increased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022, primarily due to product mix and market share gains in Asia. The decline in the United States was driven by clean energy and automation applications, while a decline in Europe was driven by a reduction in both broad-based applications and clean energy and automation application offset by an increase in automotive sales.

Growth in Asia was primarily driven by China, which included growth in the automotive market, both ADAS and EV, which overshadowed a decrease in both Industrial Market sales and Other Sales.

Cost of goods sold and gross profit

Cost of goods sold increased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022, primarily due to higher production volume and product mix, as well as the addition of cost of goods sold acquired from Crocus.

Gross profit decreased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022, partially driven by the increased cost of goods sold as discussed above, and the change in product mix, offsetting the $6.2 million increase in net sales.

Research and development expenses

Research and development (“R&D”) expenses increased in the three-month period ended December 29, 2023 in comparison to the comparable period in fiscal year 2023, primarily due to a combined increase in personnel and outside service costs.

R&D expenses as a percentage of our total net sales was 17.4% and 15.9% for the three-month periods ended December 29, 2023 and December 23, 2022, respectively. The increase was primarily due to the increased costs noted above.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022, primarily due to a combined increase in personnel and severance expenses and outside service costs, and an increase in general operating expenses, partially offset by reduced variable compensation expense.

SG&A expenses as a percentage of our total net sales was 20.7% and 15.0% in the three-month period ended December 29, 2023 and December 23, 2022, respectively. The increase was primarily due to the factors noted above.

Interest expense and interest income

Interest expense increased in the three-month period ended December 29, 2023 compared to the three-month period ended December 23, 2022, due to higher interest payments on the 2023 Term Loan Facility, which was used to finance the acquisition of Crocus. Interest income increased compared to the three-month period ended December 23, 2022, primarily due to higher cash balances maintained and higher interest rates throughout the comparable period.

Other income(expense), net

We recorded a foreign currency gain in both of the three-month periods ended December 29, 2023 and December 23, 2022. The foreign currency gain recorded in the three-month period ended December 29, 2023 was primarily due to realized and unrealized gains from our Philippine and France locations. The foreign currency gain recorded in the three-month period ended December 23, 2022, was primarily due to unrealized gains on equity securities denominated in euros, partially offset by losses from our United Kingdom and Philippine locations.

We also recorded a gain of $0.7 million related to our investment in marketable securities and earnings in our money market fund deposits in the three-month period ended December 29, 2023, compared to $0.5 million of miscellaneous gains in the three-month period ended December 23, 2022.

Income tax provision

Income tax provision and the effective income tax rate were $3.0 million and 8.2%, respectively, in the three-month period ended December 29, 2023 and $7.5 million and 10.5%, respectively, in the three-month period ended December 23, 2022. The effective tax rate (“ETR”) year-over-year was primarily impacted by reductions in global intangible low-tax income (“GILTI”) and non-deductible stock-based compensation charges, offset by a decrease in FDII benefits. The ETR year-over-year was also reduced by discrete tax benefits related to stock-based compensation windfalls realized in the period ended December 29, 2023.

Nine-Month Period Ended December 29, 2023 Compared to Nine-Month Period Ended December 23, 2022

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the nine-month periods ended December 29, 2023 and December 23, 2022.

	Nine-Month Period Ended		Nine-Month Period Ended		Change
	December 29, 2023	As a % of Net Sales	December 23, 2022	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales (1)	$808,786	100.0%	$704,208	100.0%	$104,578	14.9%
Cost of goods sold (1)	357,505	44.2%	311,218	44.2%	46,287	14.9%
Gross profit	451,281	55.8%	392,990	55.8%	58,291	14.8%
Operating expenses:
Research and development	130,799	16.2%	109,017	15.5%	21,782	20.0%
Selling, general and administrative	140,135	17.3%	143,770	20.4%	(3,635)	(2.5)%
Total operating expenses	270,934	33.5%	252,787	35.9%	18,147	7.2%
Operating income	180,347	22.3%	140,203	19.9%	40,144	28.6%
Other income (expense), net:
Interest expense	(5,381)	(0.7)%	(1,581)	(0.2)%	(3,800)	240.4%
Interest income	2,550	0.3%	1,144	0.2%	1,406	122.9%
Other income (expense), net	30	0.0%	3,659	0.5%	(3,629)	(99.2)%
Income before income tax provision	177,546	22.0%	143,425	20.4%	34,121	23.8%
Income tax provision	17,584	2.2%	17,943	2.5%	(359)	(2.0)%
Net income	159,962	19.8%	125,482	17.8%	34,480	27.5%
Net income attributable to non-controlling interests	150	0.0%	102	0.0%	48	47.1%
Net income attributable to Allegro MicroSystems, Inc.	$159,812	19.8%	$125,380	17.8%	$34,432	27.5%

(1)
Our total net sales and cost of goods sold for the periods presented above include related party net sales and costs of goods sold generated with Sanken. See our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

Total net sales

Total net sales increased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022. This increase was primarily attributable to higher shipments of our e-Mobility products, safety comfort and convenience applications, and broad-based and other industrial applications, including clean energy and automation, offset by decline in our data center applications and consumer and smart home products.

Sales Trends by Market

During the preparation of the third quarter fiscal year 2024 interim condensed consolidated financial statements, the Company identified an immaterial error in the classification of net sales by application, whereby customer returns and sales allowances were incorrectly classified by application between Automotive, Industrial and Other in the prior periods. There was no impact to previously reported total net sales or net income in any of the periods.

The Company assessed the materiality of the revision qualitatively and quantitatively and determined the revisions to be immaterial to the prior period interim fiscal year 2024, annual fiscal year 2023, and annual fiscal year 2022 consolidated financial statements. All prior period amounts have been revised in the tables below.

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Nine-Month Period Ended		Change
	December 29, 2023	December 23, 2022	Amount	%
	(Dollars in thousands)
Automotive	$577,515	$467,959	$109,556	23.4%
Industrial	180,021	146,797	33,224	22.6%
Other	51,250	89,452	(38,202)	(42.7)%
Total net sales	$808,786	$704,208	$104,578	14.9%

Automotive net sales increased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022, primarily due to higher demand for our e-Mobility products and safety, comfort and convenience applications.

Industrial net sales increased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022, primarily due to increases in broad based industrial and other applications, which includes demand for clean energy and automation applications. These increases were partially offset by declines in our data center applications.

Other net sales decreased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022, primarily due to lower demand for our consumer and smart home products.

Sales Trends by Product

The following table summarizes net sales by product.

	Nine-Month Period Ended		Change
	December 29, 2023	December 23, 2022	Amount	%
	(Dollars in thousands)
PIC	$305,151	$272,500	$32,651	12.0%
MS and other	503,635	431,708	71,927	16.7%
Total net sales	$808,786	$704,208	$104,578	14.9%

The increase in net sales by product was driven by increases in both PIC and MS and other product sales. MS and other sales were driven primarily by our current and isolator products, as well as our magnetic sensors, while PIC sales were driven by our motors and high-performance power products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Nine-Month Period Ended		Change
	December 29, 2023	December 23, 2022	Amount	%
	(Dollars in thousands)
Americas:
United States	$125,029	$87,135	$37,894	43.5%
Other Americas	25,765	20,204	5,561	27.5%
EMEA:
Europe	139,209	115,693	23,516	20.3%
Asia:
Greater China	209,010	182,624	26,386	14.4%
Japan	131,105	131,852	(747)	(0.6)%
South Korea	86,277	67,414	18,863	28.0%
Other Asia	92,391	99,286	(6,895)	(6.9)%
Total net sales	$808,786	$704,208	$104,578	14.9%

Net sales increased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022, primarily due to product mix and market share gains across all geographies, except for Japan and Other Asia, which was negatively impacted by a reduction in data center demand.

Our largest growth was in North America and Europe driven by our broad-based industrial markets, industrial automation and e-Mobility applications. Growth in Asia was driven by both China and South Korea, which included growth in all areas of the automotive market, including ICE, safety, comfort and convenience, ADAS and EV.

Cost of goods sold and gross profit

Cost of goods sold increased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022, primarily due to higher production volume and product mix, as well as addition of cost of goods sold acquired from Crocus, and to a lesser extent additional inventory reserves.

Gross profit increased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022, driven by a $104.6 million increase in net sales across nearly all markets, and the increase of cost of goods sold, as discussed above.

Research and development expenses

R&D expenses increased in the nine-month period ended December 29, 2023 compared to the comparable period in fiscal year 2023, primarily due to a combined increase in personnel, stock-based compensation and outside service costs, in addition to a general increase in operating expenses to fund new product development, partially offset by reduced variable compensation expense.

R&D expenses as a percentage of our total net sales remained relatively consistent at 16.2% and 15.5% for the nine-month periods ended December 29, 2023 and December 23, 2022, respectively.

Selling, general and administrative expenses

SG&A expenses decreased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022, primarily due to the inclusion, in the nine-month period ended December 23, 2022, of accelerated stock-based compensation expense of $26.3 million related to the retirement of our former chief executive officer and $3.8 million of severance due to changes in leadership, in addition to variable compensation expenses in the current period. These costs are partially offset by increased professional fees, outside services costs and personnel increases in the nine-month period ended December 29, 2023.

SG&A expenses as a percentage of our total net sales were 17.3% and 20.4% in the nine-month periods ended December 29, 2023 and December 23, 2022, respectively. The decrease was primarily due to the inclusion of expenses in the nine-month period ended December 23, 2022 noted above.

Interest expense and interest income

Interest expense increased in the nine-month period ended December 29, 2023 compared to the nine-month period ended December 23, 2022, due to higher interest payments on the 2023 Term Loan Facility, which was used to finance the acquisition of Crocus. Interest income increased compared to the nine-month period ended December 23, 2022, primarily due to higher cash balances maintained throughout the comparable period and higher interest rates.

Other income (expense), net

We recorded a foreign currency loss in the nine-month periods ended December 29, 2023 and a gain in the nine-month period ended December 23, 2022. The foreign currency transaction loss recorded in the nine-month period ended December 29, 2023 was related to our Philippine and United Kingdom locations. The foreign currency gains recorded in the nine-month period ended December 23, 2022 was primarily due to realized and unrealized gains from our United Kingdom location, partially offset by realized and unrealized losses from our Philippine location.

Unrealized losses of $11.2 million related to our investment in marketable securities were offset by $11.3 million of gains related to sales of our investment in marketable securities and earnings in our money market fund deposits in the nine-month period ended December 29, 2023, compared to $0.8 million of miscellaneous gains in the nine-month period ended December 23, 2022.

Income tax provision

Income tax provision and the effective income tax rate were $17.6 million and 9.9%, respectively, in the nine-month period ended December 29, 2023 and $17.9 million and 12.5%, respectively, in the nine-month period ended December 23, 2022. The ETR year-over-year was primarily impacted by reductions in GILTI, and non-deductible stock-based compensation charges, partially offset by a decrease in FDII benefits. The ETR year-over-year was also reduced by discrete tax benefits related to stock-based compensation windfalls realized in the period ended December 29, 2023.

Liquidity and Capital Resources

As of December 29, 2023, we had $214.3 million of cash and cash equivalents and $429.3 million of working capital, compared to $351.6 million of cash and cash equivalents and $500.5 million of working capital as of March 31, 2023. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal 2024 is to utilize cash on hand and capacity under our 2023 Revolving Credit Facility to support our continued growth initiatives into select markets, planned capital expenditures, as well as consider potential acquisitions. As of December 29, 2023, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the remainder of the fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 16, “Commitments and Contingencies” and Note 15, “Retirement Plans” to the audited consolidated financial statements in the Company’s 2023 Annual Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the nine-month periods ended December 29, 2023 and December 23, 2022:

	Nine-Month Period Ended
	December 29, 2023	December 23, 2022
	(dollars in thousands)
Net cash provided by operating activities	$168,951	$145,658
Net cash used in investing activities	(502,444)	(69,291)
Net cash provided by (used in) financing activities	198,148	(16,694)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	375	(5,344)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(134,970)	$54,329

Operating Activities

Net cash provided by operating activities was $169.0 million in the nine-month period ended December 29, 2023, resulting primarily from net income of $160.0 million and noncash charges of $67.9 million, partially offset by a net decrease in cash from an increase in net operating assets and liabilities of $58.9 million. The net increase in operating assets and liabilities consisted of a $19.9 million increase in inventories, a $20.5 million decrease in accrued expenses and other current and long-term liabilities, a $12.6 million increase in prepaid expenses and other assets, a $2.6 million increase in trade accounts receivable, net, and a $9.6 million decrease in trade accounts payable, partially offset by a $6.8 million increase in net amounts due to related party. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal 2024. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to the timing of payments pursuant to our annual incentive compensation plan. The increase in prepaid expenses and other assets was mostly due to higher long-term deposits and the timing of tax payments. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts. Trade accounts payable decreased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $2.2 million. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.

Net cash provided by operating activities was $145.7 million in the nine-month period ended December 23, 2022, resulting primarily from our net income of $125.5 million and noncash charges of $59.0 million, including a one-time charge of approximately $26.3 million related to the acceleration of stock-based compensation expense from the retirement of our former chief executive officer, partially offset by a net decrease in cash from an increase in net operating assets of $38.8 million. The net increase in operating assets consisted of a $39.1 million increase in inventories, a $17.8 million increase in prepaid expenses and other assets, a $5.9 million increase in trade accounts receivable, net and a $3.3 million decrease in net amounts due to a related party, partially offset by a $19.6 million increase in trade accounts payable, a $5.7 million increase in accrued expenses and other current and long-term liabilities, and a $2.0 million decrease in other receivables. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal 2023 and into fiscal 2024. The increase in prepaid expenses and other assets were mostly due to higher long-term deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The increase in trade accounts receivable, net was primarily due to higher sales volumes and the timing of receipts from customers. The decrease in net amounts due to a related party was primarily due to variations in the timing of such payments in the ordinary course of business. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $2.5 million. The increase in accrued expenses and other current and long-term liabilities was primarily the result of higher warranty costs, accrued personnel costs, income taxes, and accrued operating expenses, partially offset by a reduction in the balance due on the acquisition of Voxtel, Inc. The decrease in other receivables was primarily due to the timing of receipts from Sanken.

Investing Activities

Net cash used in investing activities was $502.4 million in the nine-month period ended December 29, 2023, consisting of payments related to the acquisition of Crocus of $408.1 million and, purchases of property, plant and equipment of $110.5 million, partially offset by proceeds from the sale of marketable securities of $16.2 million.

Net cash used in investing activities was $69.3 million in the nine-month period ended December 23, 2022, consisting of purchases of property, plant and equipment of $49.6 million and payments related to the acquisition of Heyday Integrated Circuits of $19.7 million.

Financing Activities

Net cash provided by financing activities was $198.1 million in the nine-month period ended December 29, 2023, consisting of $245.5 million of borrowing of senior secured debt, proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payment from Polar Semiconductor, LLC (“PSL”) on our related party loan, partially offset by taxes related to the net settlement of equity awards, and payments of debt issuance costs in connection with the 2023 Revolving Credit Facility and 2023 Term Loan Facility.

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

Debt Obligations

See Note 10, “Debt and Other Borrowings” in the unaudited condensed consolidated financial statements included in this Quarterly Report for information regarding our debt obligations.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the unaudited condensed consolidated financial statements included in this Quarterly Report for a full description of recent accounting pronouncements, including the respective dates of adoption or expected adoption and effects on our condensed consolidated financial statements contained in Item 1 of this Quarterly Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2023. Based on the evaluation of our disclosure controls and procedures as of December 29, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Various risk factors associated with our business are included in our Annual Report, as filed with the SEC on May 21, 2023, and as supplemented by the additional risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2023, as filed with the SEC on November 6, 2023, each of which are available at www.sec.gov. There have been no material changes to those risk factors previously disclosed in our Annual Report, as supplemented by the risk factors included in our Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On December 8, 2023, Mr. Max Glover, the Company’s Senior Vice President of Worldwide Sales, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Glover’s Rule 10b5-1 Trading Plan, which terminates at the close of trading on December 31, 2024, for a total duration of 389 days, provides for the sale of up to 97,000 shares of common stock pursuant to the terms of the plan.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

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

ALLEGRO MICROSYSTEMS, INC.

Date: February 6, 2024	By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President and Chief Executive Officer (principal executive officer)

Date: February 6, 2024	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)