Form 10-K
period 2024-03-29
ALLEGRO MICROSYSTEMS, INC.
filed 2024-05-23
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,567,653,518 based on the closing sale price as reported on the NASDAQ Global Select Market on such date.

As of May 20, 2024, the registrant had 193,748,130 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended March 29, 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A. “Risk Factors” in this Annual Report. These risks and uncertainties include, but are not limited to:

•
downturns or volatility in general economic conditions;
•
our ability to compete effectively, expand our market share and increase our net sales and profitability;
•
our reliance on a limited number of third-party semiconductor wafer fabrication facilities and suppliers of other materials;
•
any failure to adjust purchase commitments and inventory management based on changing market conditions or customer demand;
•
shifts in our product mix, customer mix or channel mix, which could negatively impact our gross margin;
•
the cyclical nature of the semiconductor industry, including the analog segment in which we compete;
•
any downturn or disruption in the automotive market or industry;
•
our ability to successfully integrate the acquisition of other companies or technologies and products into our business;
•
our ability to compensate for decreases in average selling prices of our products and increases in input costs;
•
our ability to manage any sustained yield problems or other delays at our third-party wafer fabrication facilities or in the final assembly and test of our products;
•
our ability to accurately predict our quarterly net sales and operating results and meet the expectations of investors;
•
our dependence on manufacturing operations in the Philippines;
•
our reliance on distributors to generate sales;
•
events beyond our control impacting us, our key suppliers or our manufacturing partners;
•
our ability to develop new product features or new products in a timely and cost-effective manner;
•
our ability to manage growth;
•
any slowdown in the growth of our end markets;
•
the loss of one or more significant customers;
•
our ability to meet customers’ quality requirements;
•
uncertainties related to the design win process and our ability to recover design and development expenses and to generate timely or sufficient net sales or margins;
•
changes in government trade policies, including the imposition of export restrictions and tariffs;
•
our exposures to warranty claims, product liability claims and product recalls;
•
our dependence on international customers and operations;
•
the availability of rebates, tax credits and other financial incentives on end-user demands for certain products;

•
risks, liabilities, costs and obligations related to governmental regulations and other legal obligations, including export/trade control, privacy, data protection, information security, cybersecurity, consumer protection, environmental and occupational health and safety, antitrust, anti-corruption and anti-bribery, product safety, environmental protection, employment matters, and tax;
•
the volatility of currency exchange rates;
•
our ability to raise capital to support our growth strategy;
•
our indebtedness may limit our flexibility to operate our business;
•
our ability to effectively manage our growth and to retain key and highly skilled personnel;
•
our ability to protect our proprietary technology and inventions through patents or trade secrets;
•
our ability to commercialize our products without infringing third-party intellectual property rights;
•
disruptions or breaches of our information technology systems or confidential information or those of our third-party service providers;
•
our principal stockholder has substantial control over us;
•
anti-takeover provisions in our organizational documents and under the General Corporation Law of the State of Delaware (the “DGCL”);
•
any failure to design, implement or maintain effective internal control over financial reporting;
•
changes in tax rates or the adoption of new tax legislation;
•
the negative impacts of sustained inflation on our business;
•
the physical, transition and litigation risks presented by climate change; and
•
other events beyond our control.

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

Additionally, our discussion of various items herein or elsewhere, including our discussion of environmental, social and governance (“ESG”) matters, may include information that is not necessarily “material” under the federal securities laws for SEC reporting purposes. For many ESG matters, this disclosure is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change. For example, we note that methodologies regarding the calculation of greenhouse gas emissions and related ESG data are still evolving. Our disclosures on such matters may change as well, but we cannot guarantee that they will align with the expectations of any particular stakeholder. Similarly, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

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

Company Overview

The Company is a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling the most important emerging technologies in the automotive and industrial markets. We are a leading supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in the automotive market. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, light emitting diode (“LED”) driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and easier for customers to use.

Growth in the global semiconductor industry has traditionally been driven by the consumer market. Looking ahead, industry growth is expected to be driven by technology mega trends in the automotive and industrial markets. These mega trends have created requirements for new technologies in vehicles, both powertrain and in the cabin, to support vehicle electrification and advanced driver assistance systems (“ADAS”). These shifts also require technology to enable intelligence and automation in factories and energy efficiency in clean energy applications. According to industry experts, these mega trends are expected to dramatically increase the demand for sensing and power solutions like those we develop. We believe our patented portfolio of sensor and power ICs provides the underlying technology required to win in the presence of larger competitors.

Our longstanding history of innovation in the semiconductor industry is built on our market leading magnetic sensor IC technology. Our “first of its kind” approach took the complexity of magnetic systems design and embedded it within our solutions, dramatically simplifying the customers’ design effort while increasing system reliability. This is a pattern we have repeated over consecutive generations of products, enabling us to establish a strong presence in the most rigorous and demanding automotive markets. Our portfolio now includes more than 1,000 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. By developing sophisticated, analog mixed-signal IC solutions that incorporate our patented intellectual property, proprietary and robust process technologies with our unique packaging know-how, we believe we are well-positioned to compete across all of our target markets. Our established position as an incumbent supplier for the automotive market and our long product life cycles attest to the strength of this competitive advantage.

Our value proposition is based on providing complete IC solutions for motion control and energy efficient systems. This includes sensing angular or linear position, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently. These capabilities are based on fundamental technical advances we have made in the field of Hall-effect and magnetoresistive (“xMR”) sensors and Bipolar-CMOS-DMOS (“BCD”) power ICs. We continue to be instrumental in developing Hall-effect and xMR transducers and power double diffusion metal oxide semiconductor devices on silicon, application-optimized packaging, high-temperature operation, high-speed precision signal paths for signal processing, and 100-volt (“100V”) capable BCD wafer technology. With our 2023 acquisition of Crocus Technology International Corp. (“Crocus”), we now offer tunnel magnetoresistance (“TMR”) solutions that provide the highest magnetic sensitivity, lower power consumption, and the smallest size by comparison to other magnetic technologies. In Hybrid Electric Vehicles (“HEV”), Electric Vehicles (“EV”) and ADAS applications, these innovations translate to increased driving range for EVs, smaller and more reliable power conversion systems, and improved safety and efficiency of motor and power management systems, as well as safer and more reliable steering and braking systems. In the industrial market, these technologies enable clean energy and automation. These innovations improve reliability to avoid factory downtime, accurately measure current to support increased energy efficiency for high-density clean energy applications and reduce the solution footprint to lower total system cost.

We have maintained our sensor IC leadership and built our power IC business through successfully developing deep customer relationships over time. We commonly collaborate with customers early and over a multi-year period to design products capable of meeting demanding performance and quality requirements. Through this customer collaboration in product design, we believe we have unique insight into market trends and customer requirements for new, improved and innovative products. We believe that these insights enable us to develop differentiated solutions, often in advance of our competitors.

Our customer list includes virtually all of the world’s top automotive companies by market share and a large number of leading industrial companies. We are a preferred vendor to tier-one suppliers in the automotive industry that supply parts or systems directly to original equipment manufacturers (“OEMs”). We are also a preferred partner or vendor to many global OEMs. Our products can be found in vehicles built by nearly every automotive OEM worldwide and in many common industrial systems. We support customers through design and application centers located in North America, South America, Asia and Europe. Our local teams in these centers work closely with our customers on their unique design requirements, often acting as an extension of a customer’s development team.

Our strategy to extend our market leadership in high-growth markets, increase our IC design footprint and capacity, and accelerate growth through enhanced sales operations relies on a fabless and asset-lite manufacturing model. We use external wafer manufacturing consisting of both standard and proprietary processes, along with internal and external assembly and test capabilities to provide both flexibility and scale. Through our subcontractor manufacturers, we are able to employ our proprietary wafer fabrication processes while leveraging our subcontractors’ manufacturing technologies and high-volume capacity. Our use of both internal and external assembly and test capabilities is designed to balance the protection of our proprietary technology and processes while achieving automotive quality manufacturing at scale.

Our Market

Within the global semiconductor industry, we focus on the magnetic sensor and power management IC markets.

E-Mobility

We define e-Mobility as the electrification of vehicles, HEVs and EVs powertrain, and the increasing adoption of advanced safety-related driver assistance systems, known as ADAS.

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

As HEVs and EVs become a meaningful share of the automotive market, OEMs face challenges and opportunities to change system architectures in order to reduce complexities while achieving optimal system efficiency and vehicle range. This presents a number of new socket opportunities for semiconductors, and we expect our content per vehicle will continue to increase, driven by research and development innovation to serve this high-growth market.

As an expert in delivering ICs supporting efficient power conversion in HEVs and EVs, we believe we are uniquely positioned to support increased electrification, providing the critical automotive-grade components required to enable energy-efficient and cost-effective vehicles. We believe this allows us to take advantage of the significant semiconductor content increases expected to result from the HEV and EV migration and strong growth of electrified powertrains over the coming years.

Our October 2023 acquisition of Crocus and its leading TMR technology bolsters our current sensor and position sensor product portfolio and solidifies our leading magnetic sensing market position. TMR technology provides the highest magnetic sensitivity, lower power consumption, and the smallest size by comparison to other magnetic technologies. We believe our TMR products, which we market under the name XtremeSense™, are an ideal fit for high growth industries such as automotive, industrial and consumer goods, which require higher accuracy, greater bandwidth and lower power consumption.

Our high voltage power portfolio provides us with additional content opportunities in both HEV and EV powertrains. This first-to-market technology, which integrates an isolated DC-DC and isolated gate driver (“IGD”) is more efficient than competitive solutions that require two chips. This not only allows customers to reduce their printed circuit boards (“PCBs”), but also enables the entire system, like an on-board charger, to shrink. We continue to innovate this technology, which will enable gallium nitride (“GaN”) and silicon carbide (“SiC”) solutions in the electric powertrain.

ADAS capabilities are considered some of the most desirable features in modern vehicles and continue to be adopted in vehicles worldwide. Industry experts expect ADAS feature adoption will continue to increase over time. ADAS is a precursor to fully autonomous vehicles. While many ADAS-equipped vehicles are being produced today, as ADAS features become more sophisticated and increasingly adopted, demand for our sensor and power ICs is expected to expand in steering and braking systems. Based on industry forecasts, we believe the transition to vehicles that incorporate ADAS Level 2 through 5 technologies and strong adoption of sensors and power management products to support these vehicles, will enable us to increase our total available market related to ADAS and related safety and chassis technologies.

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

Adoption of ADAS technologies continues to grow, and our solutions do not require waiting for widespread adoption of fully autonomous vehicles; we already ship a significant volume of devices every year that enable ADAS capabilities. Vehicles equipped with Level 1 ADAS feature sets (i.e., the capability to take control of one functionality) use Allegro devices. We have been helping to increase the safety and drive features in ADAS applications of steering and braking systems for years. We believe our track record of supplying devices for safety applications and experience with supporting ADAS features in high-end vehicles, combined with increased penetration of ADAS as it scales from luxury vehicles to mainstream and economy vehicles, positions us to expand our business to capitalize on this rapidly growing opportunity. Along with increased adoption, there will be increased content opportunities as ADAS technology and system architectures continue to advance.

Traditional Automotive Applications

The internal combustion engine (“ICE”) will continue to exist in some form for the foreseeable future, either in pure ICE vehicles or HEVs, the largest portion of the EV market for the next few years. OEMs continue to improve their fuel mileage and look to Allegro to help create the most efficient ICE powertrains possible. We have decades of experience as a proven supplier in ICE powertrains to support engine efficiency.

Safety, comfort and convenience business will continue to evolve with vehicle electrification, which we believe leads to more content opportunities. Systems that historically relied on engine temperature or mechanical energy are now electrifying, and new system technologies are being rolled out. Products our customers have relied on for lighting and infotainment are becoming more energy efficient as we develop more advanced products and innovate with our customers.

Clean Energy

Our automotive first philosophy resonates with our industrial customers who appreciate our rigorous quality standards, devices designed to withstand extreme environments and our long product lifecycle of 10 years or more. These customers are in our target markets of clean energy, defined as renewable energy generation, storage and distribution, EV charging infrastructure and data centers.

Renewable energy, especially solar, and EV charging are being driven by government regulations to reduce emissions and the increased electrification of a variety of products and processes. We have the flexibility to meet the needs of a variety of solar and EV charging technologies and types. Having the technology and products to support these markets from their infancy provides us with an advantage to help customers bring their products to market more quickly. This enables us to learn with our customers and solve challenges as they arise. Additionally, our IGDs will have a strong presence in these power conversion markets, enabling GaN and SiC-based platforms.

We offer one of the largest portfolios of current sensors on the market today, including those with integrated components, requiring less board space. Our “lossless” current sensor ICs are used to improve efficiency in power conversion systems. Our 100V BCD wafer process technology and galvanically isolated current sensors are suited for higher voltage operation, and we believe the demand for current sensor ICs will increase as more solar and EV applications come to market. In addition, we expect our IGD technology to enable us to use a single, small-footprint package to significantly reduce system design time and complexity.

Our motor drivers are heavily adopted in data center applications, mainly for thermal efficiency, as these products reduce complexity and design time, while also reducing the energy consumption required to cool servers.

Automation

With the growing adoption of factory automation, there is increasing demand for precise motion control and energy efficient technologies presenting additional meaningful growth opportunities for us. We believe we can leverage our technology leadership in solutions optimized for high-accuracy, high-voltage and high-reliability conditions to expand our presence in these markets. Many of these applications require the same safety and accuracy specifications that we have designed into our automotive first devices. In particular, we believe we have the potential to leverage synergies between our power and sensor solutions, including motor drivers, voltage regulators, display drivers, and current, position and speed sensors, in under-penetrated opportunities within industrial automation.

Broad Industrial

The Broad Industrial market includes our personal mobility, or two-wheeler market, and a broad variety of other use cases from heavy equipment to telecom connectivity. Our two-wheeler business is seeing similar electrification trends as larger vehicles. Our solutions are proven in electrified powertrains and in the small form factors needed in these applications. These markets are looking for many of the same device specifications that our automotive customers use, from high voltage and high temperature performance to long life cycle, small form factors, integration and unique packaging. Our automotive quality standards result in solutions that provide robust, high performance over long lifecycles, garnering trust from our industrial customers.

Consumer & Computer Markets

The consumer and computer markets include smart home applications, personal computers, consumer grade medical devices and consumer electronics. Our devices enable our customers in these markets to manufacture more energy efficient products with extended battery life.

Market Opportunity

Within our target markets, a key element of our growth strategy is to increase our revenue through portfolio and customer expansion. We are a market share leader in the magnetic sensor IC market, and we believe there is considerable opportunity to continue to grow this foundational business. For example, over the last five years, we introduced new position sensor ICs and quickly ramped up revenue in motion control applications, particularly in the ADAS market. We believe similar share growth opportunities exist in other adjacent areas of the magnetic sensor IC market. We also plan to grow in the magnetic sensor market through the release of our new TMR technology.

We are also leveraging our power IC products to increase our total content within automotive and industrial applications. For example, over the last five years, we introduced new power devices, including motor driver ICs, and grew revenue in the automotive ADAS and data center markets. We believe there is more opportunity for us to expand our offerings, as electrified vehicles will require more motors to run pumps and fans and as data center architecture continues to evolve.

Our latest opportunity to expand our market presence is with our new IGDs. These solutions will have applications in power conversion in EVs, such as on-board chargers and traction inverters, as well as in clean energy.

Increasing our Served Available Market

Another focus of our growth strategy is to significantly expand our served available market by using our established position in high-value automotive and industrial applications to increase our content per system. We believe the automotive market is very attractive due to the rigorous quality and safety requirements that create meaningful challenges for new competitors and the significant technology shifts currently underway that are expected to significantly increase semiconductor content per vehicle.

Part of our served available market expansion is through acquisitions that open new sockets and new applications to us. We anticipate that the Crocus acquisition will provide us access to an additional served available market of almost $1 billion in 2030.

With the growth of semiconductor content opportunities related to EV and ADAS penetration already accelerating, we have seen significant increases in our electronic system content per vehicle. For example:

•
Our opportunity for vehicles adopting ADAS features is expected to grow as the adoption moves from high-end vehicles to mid- and lower-range vehicles. An additional benefit from ADAS is the content opportunity increase per system as new architectures are adopted. We believe that moving from today’s systems to electromechanical braking and steer-by-wire will nearly double the devices required per system.
•
According to our internal estimates and third-party sources, we believe that we have a total opportunity of up to approximately $100 of potential content in each battery EV or plug-in EV.
•
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

Invest in research and development that is market-aligned and focused on targeted portfolio expansion

We believe that our investments in research and development in the areas of product design, automotive-grade wafer fabrication technology and IC packaging development are critical to maintaining our competitive advantage. In both the automotive and industrial markets, major technology shifts driven by disruptive technologies are creating high-growth opportunities in areas such as e-Mobility, clean energy and automation. We believe the convergence of requirements for intelligence and energy efficiency within these emerging markets is directly aligned with our core competencies. Our knowledge of customers’ end systems has driven an expansion of our sensor IC and power solutions to enable these new technologies. By aligning our research and development investments with disruptive technology trends while undergoing a rigorous return on investment (“ROI”) review, we believe we can deliver an attractive combination of growth and profitability.

Emphasize our automotive “first” philosophy to align our product development with the most rigorous applications and safety standards

We are a leading supplier of magnetic sensor ICs for the automotive market because we have been intentional about incorporating support for the stringent automotive operating voltages, temperature ranges and safety and reliability standards into every part of our operations, from design to manufacturing. By designing our products from the ground up to operate at high temperatures and at high voltages, we have built a strong technical reputation among our automotive customers. We believe our focus on meeting or exceeding industry standards as the baseline for product development increases our opportunity in the automotive market as customers look for trusted suppliers to deliver highly reliable solutions for rapidly growing emerging markets. For example, growing adoption of HEVs and EVs has dramatically increased the variety and complexity of components needed to support modern powertrains. We believe our philosophy of designing for automotive safety and reliability gives us a meaningful lead over new entrants attempting to enter the automotive market. We also believe we can use our expertise in designing for the automotive market combined with our expanding product portfolio to capitalize on increasing demand from industrial customers for rugged solutions that meet the highest quality and reliability standards. Additionally, in our experience, demand for solutions that meet or exceed stringent safety and reliability specifications supports higher average selling prices (“ASPs”) and slower ASP declines over time than are typical for our industry.

Invest to lead in chosen markets and apply our intellectual property and technology to pursue adjacent growth markets

We intend to continue to invest in technology advancements and our intellectual property portfolio to maintain the leading market share position in magnetic sensor ICs and achieve leadership positions in power ICs within our target markets. We believe we can maximize our investments by leveraging our proven technology and existing research and development, sales and support efforts to take advantage of synergistic opportunities in new, adjacent growth markets. For example:

•
We target our patented sensor IC, and power-related intellectual property to address increasing electronics content in automotive applications based on the growing adoption of electric powertrains and advanced safety systems for semi-autonomous and autonomous vehicles.
•
We are investing in advanced current sensor IC and sensor-less motor control technologies to target industrial clean energy applications where we believe the trend towards increasing energy efficiency provides an opportunity to apply our rich history of innovation to rapidly accelerate our growth.
•
We are aligning our application domain knowledge, sensor design skills and power management and motor control algorithm expertise to capitalize on the trend towards increasing automation and electronics content inherent in the industrial automation transformation.

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

Continue to improve our gross margins through product innovation and cost optimization

We strive to improve our profitability by both rapidly introducing new products with value-added features and reducing our manufacturing costs through our fabless, asset-lite manufacturing model. Over the last several years, we have improved our gross margin from a 40% range historically to the mid 50% range. We expect to continue to improve our product mix by developing new products for growth markets where we believe we can generate higher ASPs and/or higher gross margins. We also intend to further our relationships with key foundry suppliers to apply our products and applications knowledge to develop differentiated and cost-efficient wafer processes and packages. We believe we can reduce our manufacturing costs by leveraging the advanced manufacturing capabilities of our strategic suppliers, implementing more cost-effective packaging technologies and leveraging both internal and external assembly and test capacity to reduce our capital requirements, lower our operating costs, enhance reliability of supply and support our continued growth. We intend to continue to choose the industry’s leading manufacturing partners to maintain the quality of our products for the automotive market, to ensure continuity of supply and to best protect our intellectual property.

Selectively pursue acquisitions and other strategic transactions

We evaluate and selectively pursue acquisitions and transactions as an integral part of our strategy to supplement organic growth. Acquisitions should accelerate our growth in strategic e-Mobility and industrial markets, extend or enhance our existing technology expertise, and leverage our existing sales channels. Such acquisitions include our acquisitions of Crocus and Heyday Integrated Circuits (“Heyday”).

Maintain sustainability efforts

We intend to continue to innovate with purpose, aiming to help address critical global challenges related to energy efficiency and vehicle emissions, as well as clean and renewable energy with our sensing and power management product portfolio. In addition, we strive to operate our business in a socially responsible and environmentally sustainable manner, and with the goals of maintaining a dedication to social responsibility in our supply chain and disclosing the environmental impact of our business operations.

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

We apply our deep technology know-how to deliver magnetic sensing IC and power IC solutions to:

•
Sense speed, position, and current to enable electric powertrains, improve vehicle fuel efficiency and CO2 emissions, enable safer cars through ADAS safety features, and enhance factory automation and clean energy systems;
•
Regulate systems to improve safety and power efficiency and ultimately reduce solution size; and
•
Drive motors through our advanced, proprietary algorithms that provide industry leading reliability and energy efficiency, with minimal audible noise and vibration.

Magnetic Sensor ICs

We offer what we believe to be the industry’s leading portfolio of integrated magnetic sensor ICs. Our solutions are based on our monolithic Hall-effect, GMR and TMR technology that allows customers to develop contactless sensor solutions that reduce mechanical wear and provide greater measurement accuracy and system control. Our portfolio of magnetic sensor ICs includes the following:

•
Current Sensor ICs: Current sensor ICs provide output signals proportional to the overall strength of a magnetic field created by a current carrying conductor. We have developed a broad portfolio of current sensors to meet multiple voltage and application needs for our customers. Current sensor ICs are used to improve energy efficiency in a broad range of applications, including on-board chargers, DC-DC converters, inverters, industrial motors, solar inverters, and EV charging infrastructure.
•
Position Sensor ICs: Position sensor ICs provide an analog or digital voltage output that measures the intensity of a magnetic field, thereby establishing a precise position. In automotive applications, our position sensor ICs are used to improve safety applications such as ADAS power steering and braking systems, certain HEV powertrain systems such as the shaft position of a starter generator and ICE powertrain systems such as clutch and fork position in advanced transmissions. Our TMR angle sensor ICs offer high resolution position feedback and the safety diagnostics required for adoption in advanced ADAS motor position applications.
•
Speed Sensor ICs: Speed sensor ICs detect and process the magnetic fields created by a rotating gear tooth or ring magnet with the output being a digital reading proportional to speed. These sensor ICs are used in camshaft/crankshaft and transmission systems and employ proprietary algorithms for high accuracy, leading to reduced CO2 emissions and improved fuel economy of combustion engines. Additionally, xMR wheel speed sensors play an important role in increasing the safety of ADAS braking systems.

Power ICs

Our power IC portfolio comprises of high-temperature and high-voltage capable motor driver ICs, regulator power management ICs, LED driver ICs and high-voltage IGDs, which allow our customers to design safer, smaller and more power-efficient systems. We employ embedded algorithms that simplify system-level design, reduce audible noise, and increase start-up reliability in brushless DC (“BLDC”) motors and fans. Our portfolio of power ICs includes the following:

•
Motor Driver ICs: Motor driver ICs contain the power drivers and the sequencing logic to drive the coils of a variety of motors. Our motor driver ICs utilize embedded algorithms to improve energy efficiency and motion control in HEV and EV systems, automotive fans and pumps, data center cooling fans, automation and home appliances.
•
Regulator and LED Driver ICs: As the industry transitions to more highly integrated products, our portfolio of regulator ICs, and power management ICs (“PMICs”) is used extensively in under-hood automotive ADAS and powertrain systems. Our LED driver ICs and modules are used in smart lighting systems to improve system safety, efficiency and size.

•
Isolated Gate Drivers: These devices combine isolated DC-DC and IGDs into a single package. They are designed to complement GaN and SiC switches in high-efficiency power conversion systems. Our IGDs enable an application that is smaller and more efficient than competing solutions, helping to shrink PCBs and reduce total system size in clean energy, data centers, and electrified powertrains.

Examples of our IC products and their applications in end markets are set forth in the following table.

	Automotive Market IC Solutions	Industrial Market IC Solutions	Other Market IC Solutions
PRODUCTS	▪ Current sensors	▪ Current sensors	▪ Current sensors
	▪ Position sensors	▪ Position sensors	▪ Position sensors
	▪ Speed sensors	▪ Speed sensors	▪ Motor drivers
	▪ LED drivers	▪ LED drivers	▪ Regulators
	▪ Motor drivers	▪ Motor drivers
	▪ Regulators and PMICs	▪ Regulators
	▪ Isolated gate drivers	▪ Isolated gate drivers
APPLICATIONS	▪ Electric motor powertrain and charging systems for EV	▪ EV charging infrastructure	▪ Smart home/IoT
	▪ ADAS, active safety, including steering and braking systems	▪ Solar power generation, storage, and distribution	▪ PC printers and peripherals
	▪ Engine management and transmission systems	▪ Factory automation equipment	▪ Personal electronics
	▪ Comfort and convenience including in-cabin motors, HVAC, infotainment, LED lighting	▪ Industrial motors	▪ Energy Star household appliances including white goods
	▪ Passive safety including seatbelt switches, wipers, door/window sensors, seat position, suspension	▪ Data center and network infrastructure	▪ Consumer grade medical devices
▪ Personal mobility

Environmental, Social and Governance Initiatives

Our commitment to sustainability is intrinsic to our core value of “Innovation with Purpose” and is directly aligned to our corporate strategy and growth plans. As we expand the reach and influence of our products, we have an important opportunity to make a positive impact on our teams, communities, and the planet. Our world-class innovators are not only helping to solve customer challenges, like reducing emissions, make applications more energy efficient, and harness renewable energy, they are also looking inward, imagining ways we can enhance our impact on the communities where we live and work. ESG is an integral part of our future as it aligns with our stakeholders’ evolving expectations and supports our customers to achieve their own ESG goals. We are able to advance our ESG journey through the work of our five strategic ESG initiatives, which are:

•
Maximizing the positive impact of our products;
•
Minimizing our impact on the planet;
•
Engaging our supply chain to advance sustainability;
•
Building a diverse and innovative workforce; and
•
Cultivating opportunities in local communities.

At the core of this strategy is to maximize the positive impact of our products. We believe our ICs help address global challenges related to CO2 emissions, energy efficiency and clean, renewable energy in a variety of applications, for example:

•
Reduced vehicle emissions and improved fuel economy for ICE vehicles. Our magnetic speed and position sensor ICs, motor driver ICs, and PMICs are used in advanced, high-efficiency transmission, steering and braking systems in vehicles. For example, our magnetic speed sensor ICs are used to provide precise transmission gear speed and position information, improving engine performance, reducing CO2 emissions, and improving fuel economy. We are also a leading provider of specialized crankshaft speed sensor ICs needed to operate the stop/start engine systems designed to reduce emissions through improved efficiency. Allegro ICs sense the steering angle and torque, measure wheel speed, regulate power to the sensors and control electronics, and drive the actuators needed to operate the steering motors and braking calipers in advanced electronic braking and steering systems which help to improve fuel efficiency in vehicles.
•
Energy efficiency in HEVs and EVs. Our fast response magnetic current sensor ICs are used to accurately measure electric current and protect electronics used in EV powertrains, while improving the energy efficiency of the EV. In many EVs, up to 40 current sensor ICs are used across the vehicle in traction motor inverters, DC-DC converters, battery management systems and on-board-charging systems. In addition, our highly integrated power IC products help reduce electronic system size, material cost and overall weight thereby improving energy efficiency in HEVs and EVs. Our 100-volt capable wafer technology is ideal for use in powering electronics directly from the internal 48-volt battery further reducing inefficiencies associated with multiple stages of voltage conversion and regulation.
•
Renewable and smart energy applications. Our magnetic current sensor ICs with embedded high-voltage isolation are used extensively in power conversion and inverter applications in solar and wind energy generation. In addition, our IGDs simplify design, reduce size and greatly improve efficiency of renewable energy systems. In other instances, our angle sensor ICs and motor driver ICs play a key role in the mechatronic systems used to optimize the alignment between solar panels and the changing position of the sun. Our products also provide a non-intrusive, reliable, high-precision and low-cost way to measure power in power monitoring applications.
•
Energy efficiency in next generation infrastructure. Our power IC products, such as motor driver ICs, are used extensively in data center cooling fan applications. In addition, our magnetic current sensor ICs help improve energy efficiency and minimize energy losses in power supply units in data center and telecom systems. We expect the transition from 12-volt to 48-volt power architectures in data center and telecom markets will require energy-efficient, high-voltage power and sensor IC solutions to achieve necessary levels of energy efficiency.

As part of the Company’s aim to reduce the environmental impact of our products throughout the lifecycle, we are investing in innovation as well as measuring and tracking emissions, waste, and water usage across our facilities. The Company has implemented several energy, water, and waste reduction projects at our facilities. We also strive to adhere to international standards and regulations regarding manufacturing and business procedures and product composition. We have publicly disclosed Scope 1 and Scope 2 emissions and targets, energy use, waste data, water consumption, and other key ESG metrics in our ESG Report and in CDP (formerly the Carbon Disclosure Project) questionnaires on climate change and water security. These reports are available on our website at www.allegromicro.com/en/about-allegro/corporate-responsibility. The content on our website and in our ESG Report are not part of, nor are they incorporated by reference into, this Annual Report on Form 10-K.

The Company is a member of the Responsible Business Alliance (“RBA”), the world’s largest industry coalition dedicated to corporate social responsibility in global supply chains. The Company’s subcontractors and direct materials suppliers must complete and sign the Company’s Supplier Code of Conduct, addressing labor and human rights, worker health and safety and environmental standards in alignment with RBA. In the Company’s Supplier Code of Conduct, subcontractors and direct materials suppliers attest to having ISO 14001 and ISO 450001 certifications (or comparable) or have a plan to become certified.

To support our commitment to ESG, we have established a cross-functional team led by our legal department to manage our ESG program (the “ESG Steering Committee”). Our ESG Steering Committee consists of key team members from various departments throughout the Company who are responsible for providing oversight of ESG risks and opportunities, guiding the Company through our multi-year ESG goal setting and roadmap implementation, and working to promote our suppliers’ compliance with the Company’s global sustainability efforts. Additionally, on a quarterly basis, our ESG team updates senior management and the Nominating and Corporate Governance Committee of the Board of Directors on ESG target setting and progress, risks and opportunities, regulatory preparedness, ratings, customer requirements, and other key ESG focus areas. An ESG update is also provided annually to our full Board of Directors.

Sales, Marketing and Customer Support

We sell our products worldwide through multiple sales channels, including through our direct sales force and through distributors and independent sales representatives, who resell our products to numerous end customers. We have a geographically diverse mix of sales. Our net sales made to distributors were approximately 52.9%, 39.3% and 36.8% of our net sales in fiscal years 2024, 2023 and 2022, respectively, excluding our distribution relationship with Sanken Electric Co., Ltd. (“Sanken”) in Japan. We have fully transitioned from Sanken to third-party distributors and direct to end customers in fiscal year 2024, and Sanken represented approximately 16.5% and 19.4% of our net sales in fiscal years 2023 and 2022, respectively. Sales to our largest, non-affiliated distributor accounted for 10.2%, 10.8%, and 11.0% of our net sales in fiscal years 2024, 2023 and 2022, respectively.

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

Customers

We sell our products to major global OEMs and their key suppliers, primarily in the automotive and industrial markets. We sold to more than 10,000 end customers, directly and through distributors, during each of fiscal years 2024, 2023 and 2022. Approximately half of our net sales during each of fiscal years 2024, 2023 and 2022 were derived from sales to our top 20 customers, which includes distributors. We believe that no end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal years 2024, 2023 and 2022.

Research and Development Strategy

We are a technology company, and we believe our future success depends on our ability to rapidly develop and introduce differentiated new products in our target markets. As a result, we are committed to investing in our process and product development capabilities while focusing our engineering efforts on designing and introducing new application-specific products, developing new semiconductor process and packaging technologies, enhancing design productivity and evaluating new technologies. Our research and development investments are subject to a rigorous ROI review to ensure alignment with our growth and profitability targets. We believe that by effectively applying these resources, we have developed proprietary innovations and intellectual property that will give us an early lead in our target markets and will enable accelerated growth over time.

Over the last 10 years, we believe we have been instrumental in achieving fundamental developments that have enabled a number of key technology transitions in the automotive and industrial markets. We believe we are one of very few suppliers in the semiconductor industry to integrate proprietary motor control algorithms into our motion control devices to achieve optimized BLDC motor performance. We remain one of the few suppliers who has developed multiple packaging technologies capable of operating up to 175 degrees Celsius and including passive components and high current conductors required to make high efficiency, high voltage current sensor products. We were also one of the first in our industry to develop automotive grade xMR technology on silicon wafers, which enabled breakthrough advances in product performance. This advanced technology is a key enabler across all of our strategic focus areas in the automotive and industrial markets as more of the e-Mobility and clean energy markets transition to xMR.

We augment our internally generated intellectual property through a mix of licensed intellectual property, partnering with industry experts, and through acquisitions. For example, the two businesses we acquired in the past two years, provide leading technology, including TMR and IGD, which will expand our serviced available market, most notably in EV and clean energy.

Our global team of highly skilled engineers has extensive semiconductor development experience, including expertise in analog design, test and process technology. As of March 29, 2024, we had approximately 742 employees dedicated to research and development, with centers in the United States, Europe, South America, and Asia. The efforts of our engineering team and our strategic acquisitions have resulted in our intellectual property portfolio nearly doubling over the last three years, further strengthening our position in our target markets.

We have also made significant investments in our core engineering capabilities, including improvements in tools to support greater engineering efficiency, electrical component modeling, magnetic performance modeling and thermal distribution modeling. We believe these improved tools enable us to more accurately evaluate and predict the performance of our designs, resulting in improved time-to-market for our products and satisfaction of our customers.

Our focus on meeting or exceeding the stringent automotive market safety and reliability requirements is fundamental to our research and development process. We anticipate that we will continue to make research and development investments in order to enhance our leadership position and expand our markets with innovative, high-quality products and services (as exemplified through our acquisition of our high voltage power group and our acquisition of Crocus and its TMR technology). In addition, our board of directors has a standing Strategy Committee, whose purpose is to provide guidance to management on various technological choices and assist in implementing our strategic direction.

Process and Packaging Technology

Our product and technology development engineers have long-established expertise in designing mixed signal power and magnetic sensor ICs using proprietary semiconductor process technologies and intelligent packaging. We consider these capabilities to be strategically important because they allow us to create complete system products and highly integrated solutions that meet the quality and robustness requirements of our most stringent automotive customers and applications. These have the benefit of advancing the feature, function and cost of ownership of our devices relative to those of our competitors. For example, we released a unique 100V- and 175-degree Celsius capable BCD wafer technology designed to handle automotive voltage and temperature transients while also integrating high-density logic circuits and electrically erasable programmable read-only memory to enable configurable and embedded algorithms, and various Hall-effect and xMR transducer technology on the same silicon wafer. These technologies are fundamental to the transition from 12-volt to 48-volt power supply required in the rapidly emerging HEV and EV markets, and to the next generation of ADAS systems. We are in the process of applying these capabilities to the industrialization of our IGD portfolio.

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

Integrated Transducers

One of our fundamental innovations is the integration of magnetic transducers and complementary metal oxide semiconductor circuitry into one piece of silicon to create a complete, fully integrated system. Hall-effect elements are implanted in silicon providing robust and low noise solutions that are optimized for stress and temperature effects. Thin film, high-resolution xMR transducers are deposited directly on top of the complimentary metal-oxide semiconductor (“CMOS”) circuitry creating a more reliable solution than multi-chip solutions by reducing interconnects and solution area. To achieve the highest level of Automotive Safety Integrity Level (“ASIL”), we are able to integrate xMR and Hall-effect transducers onto the same silicon to produce heterogeneous solutions capable of performing reliably in the most demanding automotive environments.

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

Advanced, Small Form Factor Integrated Packages

We continue to combine circuit design and process innovation with novel packaging solutions that improve performance and reliability while reducing solution footprint and our customers’ cost of ownership. Two decades of sensor package innovation have led to the development of a family of integrated systems in a package for magnetic current, position and speed sensor ICs as well as power systems. By integrating a combination of a magnet, magnetic core, passive components, and our silicon integrated circuit in a single body, we are able to offer inventive magnetic sensors that reduce our customers’ needs to design complex magnetic models or complex interface circuits, solve electrical interference issues with external PCBs, and enable smaller and more cost-effective customer systems. The current sensors integrate specially designed lead frames to allow a high-precision, factory-programmed single package solution that provides a unique high-efficiency and high-voltage isolation product and can sense current for products plugged directly into a household electrical outlet or connected to an 800-volt automotive battery. Years of design and manufacturing refinement have led to the latest generation of power products that integrate passive components and power delivery into small packages to reduce PCB footprint and reduce noise in high-power systems. We also believe we are one of only a few companies in our industry that have developed a broad portfolio of packages that are suitable for operation in automotive environments and 175-degree Celsius temperatures.

Intellectual Property

We consider the strength of our intellectual property portfolio to be a significant competitive advantage. Our intellectual property includes patented inventions, trade secrets, accumulated technical know-how and trademarks. As of March 29, 2024, we owned 1,910 patents, including 934 active U.S. patents (with expiration dates between 2024 and 2042), with an additional 471 pending patent applications, including 214 U.S. patent applications.

We market our products worldwide under the “Allegro” name. We either hold or have applied for trademarks in all jurisdictions where we do significant business.

Competition

The semiconductor industry, particularly the market for high-performance analog mixed-signal semiconductors, is highly competitive. Although no one company competes with us across all of our product lines, we face significant competition within each of our business areas from both domestic and international semiconductor companies. Our primary magnetic sensor and power IC competitors are other semiconductor designers and manufacturers, such as Analog Devices, Infineon, Melexis, Monolithic Power Systems, TDK Micronas, and Texas Instruments.

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

We believe we can successfully compete against these organizations in our target markets by leveraging our design and market expertise and leadership position, proprietary manufacturing processes, custom packaging capabilities and close customer relationships. In addition, we compete in our target markets to varying degrees on the basis of a number of competitive factors, including:

•
time to market;
•
system and application expertise;
•
product quality and reliability;
•
quality systems and support;
•
product features and performance;
•
proprietary technology;
•
production capacity; and
•
solution price.

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

Seasonality

Our business exhibits some seasonality. Historically, our net sales have generally been higher in the second half of the fiscal year than in the first half. However, various factors, such as market conditions, the cyclicality of the semiconductor industry, new product introductions and the supply chain environment, can impact the effects of seasonality on our business.

Employees and Human Capital Resources

Our employees are our most valuable assets and contribute to Allegro’s success. We have a skilled and experienced workforce across research and development, operations and quality, sales and marketing and our general and administrative support functions. Together as “One Allegro,” our employees are instrumental in driving operational execution and quality excellence, delivering strong financial performance, advancing innovation, and building trusted customer relationships to help solve our most complex problems.

As of March 29, 2024, we employed 4,593 full-time employees, including 742 in research and development, 3,347 in operations and quality (the overwhelming majority located at our facility in Manila, Philippines (the “AMPI Facility”)), 230 in sales and marketing and 274 in general and administrative. We consider our relationship with our employees to be good, as we have never experienced a labor-related work stoppage. None of our employees are represented by a labor union. We enhanced our research and development population by 51 employees following the acquisition of Crocus, with the majority of these employees at our new design center in Grenoble, France.

The success and growth of Allegro’s business is dependent in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization. We continue to expand our technical organizational footprint with the addition and/or expansion of engineering talent across our global design centers and centers of excellence, including operations in Texas (USA), Argentina, India, Philippines, France and Italy. We continue to attract top analog design talent to drive future innovation. In fiscal year 2024, we implemented a technical ladder across our engineering disciplines to promote a robust career path opportunity for our highly valued engineering employees.

For our research, engineering and production management positions, we require employees with university and graduate-level degrees. As of March 29, 2024, 2,218 of our employees held university and graduate-level degrees, of which 1,013 of these employees were located outside of our factory locations. Globally, the demand for employees with such levels of education is high and competitive.

To succeed in these conditions, Allegro implements key recruitment and retention strategies, objectives and effectiveness measures as part of the overall management of our business. These core strategies are advanced through the following programs, policies and initiatives:

Competitive Pay and Benefits. Allegro’s compensation programs are designed to align the compensation of our employees, who operate in a highly competitive and technologically challenging environment, with Allegro’s business performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior performance. The structure of our compensation programs provides incentive earnings for both short-term and long-term performance. Specifically:

•
We provide employee wages that are competitive and consistent with employees’ positions, skill levels, experience, knowledge and geographic location.
•
All non-sales employees participate in one of our annual cash incentive programs, allowing them to share in the profitability and business performance of Allegro. We also generally provide equity grants globally. In the U.S. and the United Kingdom, we offer an employee stock purchase plan to our non-executive employees, which allows them to purchase shares of Allegro stock at a discounted price. Each of these programs further aligns our employees’ financial interests with the performance of the business and the interests of our stockholders.
•
We provide short-term incentive and equity awards based on both business and individual performance.
•
All sales and field applications positions participate in our annual sales incentive plan, allowing them to earn additional cash incentives based on the achievement of specific sales metrics designed to drive our financial performance.
•
We purchase compensation data from external compensation and benefits consulting firms to ensure we provide competitive compensation in each of the geographic locations in which we operate.
•
We align our executives’ annual and long-term equity compensation, in the form of performance-based restricted stock units (“PSUs”) and time-based restricted stock units (“RSUs”), with our stockholders’ interests by linking realizable pay with Allegro’s stock performance and other key business and financial operating metrics.
•
We provide comprehensive benefit options designed to retain our employees and support their families in all areas of health and wellness.
•
We provide social community benefits, including a global charitable gift matching program, and a global volunteer policy, both of which help our employees give back to the local communities in which we operate.

Employee recruitment, retention and development. Allegro works diligently to attract the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with world-class colleges and universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find motivated and responsible candidates who represent diverse backgrounds, perspectives and experiences. We have made strides to increase the diversity of backgrounds, perspectives and experiences of our leaders in management positions, while building internal resources to support future leadership openings. Allegro has a strong employee value proposition that leverages our technology leadership, collaborative working environment, shared sense of purpose and culture, and the desire to do the right thing to attract talent to our Company.

We closely monitor employee turnover rates, as our success depends upon retaining and investing in our highly trained manufacturing and technical staff. Allegro strives to decrease employee-initiated voluntary turnover and increase employee retention through a combination of competitive compensation, individual developmental opportunities and personal career enrichment and growth. We strive to provide an inclusive culture where employees can come to work, feel a sense of belonging and achieve their personal best. We provide a Flex@Allegro program to allow our employees the opportunity to decide where and how work gets accomplished. This flexible work arrangement enables our employees to achieve better work and life balance, and helps us to attract and retain talent. Our retention at the technical, professional and managerial levels is high.

Diversity, Equity and Inclusion. We strive to cultivate a diverse workforce composed of individuals with different backgrounds, passions, and skillsets, as we work together to innovate with purpose. We understand that a holistic approach to diversity necessitates more than recruiting diverse talent; it requires the cultivation of a workforce that is safe, creative, and collaborative, and where there are equitable opportunities for every employee. In addition to the Employee Resource Groups (“ERGs”) we established in fiscal year 2023 and in fiscal year 2024 (Early@Allegro and Women@Allegro), we introduced a third ERG called Veterans@Allegro. We have organizational metrics to monitor our global gender composition of both management and technical populations. We publicly report the self-reported race and ethnicity characteristics of our U.S. workforce. In fiscal year 2024, we launched our first global Diversity, Equity and Inclusion (“DEI”) survey, with a high participation rate. Our highest scoring items were Contributions to a Broader Purpose, and Inclusion - feeling respected at Allegro. As a result of this survey, we provided several DEI educational offerings to raise employee awareness and to cultivate an environment where everyone can contribute to Allegro’s success by leveraging their diverse backgrounds and lived experiences.

Employee Engagement. At Allegro, we strive to create a positive, values-based culture and high employee engagement where our employees can bring their best to work. In fiscal year 2024, we launched our first ever global employee engagement survey to all employees, and achieved a high participation rate. Our high overall engagement score was a strong indicator of how positive our employees feel about their work. The survey found that a majority of our employees would also recommend Allegro as a place to work. In addition, our highest scoring items were Alignment and Involvement and Confidence in Allegro’s Success, which indicates our employees understand how their work contributes to Allegro’s goals, and know what they need to do to be successful.

Information about our Executive Officers. The following table sets forth certain information regarding our executive officers as of May 23, 2024:

Name	Age	Position with Company
Vineet Nargolwala	51	President and Chief Executive Officer, Director
Derek P. D’Antilio	52	Senior Vice President, Chief Financial Officer and Treasurer
Sharon S. Briansky	50	Senior Vice President, General Counsel and Secretary
Michael C. Doogue	48	Senior Vice President, Chief Technology Officer
Max R. Glover	42	Senior Vice President of Worldwide Sales
Erin E. Hagen	47	Senior Vice President and Chief Human Resources Officer
Suman Narayan	52	Senior Vice President, Products

Vineet Nargolwala has served as our President and Chief Executive Officer and as a member of our board of directors since he joined Allegro in June 2022. Mr. Nargolwala is a technology executive with over 25 years of global executive leadership experience. Prior to joining Allegro, Mr. Nargolwala previously served as Executive Vice President of Sensing Solutions at Sensata Technologies, a leading industrial technology company that develops sensors and sensor-based solutions for the automotive, heavy vehicle and off-road, industrial, and aerospace industries, from March 2020 to May 2022. Mr. Nargolwala joined Sensata as Vice President, Sensors Americas in February 2013 and was later promoted to Senior Vice President, Performance Sensing, North America, Japan and Korea in April 2016. In February 2019, he was appointed Senior Vice President, General Manager, Global Safety & Mobility, and in September 2019, he was appointed Senior Vice President, Sensing Solutions. Prior to Sensata, he was with Honeywell International Inc. for over nine years in business strategy and P&L leadership roles of increasing responsibility. Prior to Honeywell, Mr. Nargolwala was at Nortel Networks in product management and engineering roles. He has been a member of the board of directors of Brady Corporation since February 2022. Mr. Nargolwala holds a Bachelor’s degree in Electrical Engineering from Maharaja Sayajirao University in Baroda, India, a Master’s degree in Electrical Engineering from the University of Texas and a Master of Business Administration from Cornell University.

Derek P. D’Antilio has served as our Senior Vice President, Chief Financial Officer and Treasurer since he joined Allegro in January 2022. Prior to joining Allegro, Mr. D’Antilio served as the Chief Financial Officer of a Summit Partners Portfolio Company and helped lead the sale and recapitalization of the company. From February 2019 to March 2021, he served as the Chief Financial Officer of IDEX Biometrics, a publicly traded and global fabless semiconductor company, where he played an instrumental role in leading a Nasdaq listing and preparing the company to scale its production. Prior to IDEX Biometrics, Mr. D’Antilio spent eight years at MKS Instruments, a global equipment and service provider to semiconductor and industrial markets and held numerous leadership roles, including Vice President & Corporate Controller, where he oversaw global accounting and reporting, FP&A, and treasury. Earlier in his career, Mr. D’Antilio was a CPA and CMA in public accounting and served as an audit manager at PricewaterhouseCoopers LLP. Mr. D’Antilio holds a B.S.B.A. in Accounting from Salem State University, an M.B.A. from Babson College and has attended an Executive Education program at the University of Chicago.

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

Michael C. Doogue has served as our Senior Vice President, Chief Technology Officer, since being named as the Company’s first Chief Technology Officer in September 2022. Mr. Doogue joined Allegro in 1998 as a Design Engineer facilitating the development of Allegro’s innovative speed and current sensor ICs. Mr. Doogue has also served in various leadership positions at Allegro, including as Design Manager from 2002 to 2006, Director of Strategic Marketing from 2006 to 2011, Business Unit Director of Linear Current Sensors from 2011 to 2016, Vice President of Advanced Sensor Technologies from 2016 to 2019, and as Senior Vice President of Technology and Products from 2019 to 2022. Mr. Doogue holds over 70 U.S. patents in the areas of sensors and semiconductors. Mr. Doogue received a B.A. in Physics from Colby College in 1997 and a B.E. in Electrical Engineering from Dartmouth College in 1998. In 2007, Mr. Doogue completed the Stanford Executive Program at the Stanford University Graduate School of Business.

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

Erin E. Hagen joined the Company as our Senior Vice President and Chief Human Resources Officer in May 2024. Prior to joining Allegro, Ms. Hagen served as Global Human Resources Business Partner for Cabot Corporation, a leading global specialty chemicals and performance materials company, from January 2021 until May 2024. Prior to that, she served as Chief Human Resources

Officer for Wind River Environmental, LLC, a septic, grease, and wastewater services company, from 2019 through 2021. From 2014 through 2019, Ms. Hagen worked for OMNOVA Solutions Inc., a developer and manufacturer of emulsion polymers, specialty chemicals and building products in roles of increasing responsibility within the human resources organization. Ms. Hagen holds an M.S. in Positive Organization Development and Change from Case Western Reserve University and a bachelor’s degree in organizational communications from Central Michigan University.

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

Environmental and Occupational Health and Safety Regulation

We recognize the importance of protecting the environment and the health and safety of our employees, customers, and communities. Our Environmental Health and Safety (EHS) Policy outlines policies and training programs that are designed to promote and protect employee safety. Our EHS teams oversee workplace conditions for our employees. All Allegro EHS policies and procedures are developed in accordance with applicable laws and regulations. Our AMPI Facility is certified to ISO 45001 for environmental management and ISO 45001 for occupational health and safety.

Our operations are subject to various federal, state, local, international, and non-U.S. laws and regulations governing pollution and environmental protection and occupational health and safety, including those relating to hazardous and toxic materials, product composition, and the investigation and cleanup of contaminated sites. This includes sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. In addition, we may be strictly liable for joint and several costs associated with investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws and regulations. We are also subject to various federal, state, local, international, and non-U.S. laws and regulations relating to occupational health and safety. Any failure on our part to comply with these laws and regulations, including new laws or new interpretations of existing ones, may subject us to significant fines or other civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits. In addition, in the event of an incident involving hazardous materials, we could be liable for damages and such liability could exceed the amount of any liability insurance coverage and the resources of our business. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business.

We face increasing complexity in our product design and procurement operations due to the evolving nature of environmental laws, regulations, directives and standards, as well as specific customer requirements. These laws, regulations, directives, and standards have an impact on the material composition of our products entering specific markets. For example, the European Union (“EU”) adopted its Restriction of Hazardous Substance Directive (“RoHS”) legislation, EU Directive 2002/95/EC (RoHS) and 2011/65/EU (RoHS II), amended by 2015/863/EU and continues to develop evolving compliance standards, with its most recent restrictions announced as part of RoHS 3, which took effect in July 2019. The EU also adopted the European Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) in 2007, which calls for the progressive substitution of dangerous chemicals in manufacturing. In 2006, China first published its RoHS equivalent, the Administrative Measures on the Control of Pollution Cause by Electronic Information Products. This regulation was revised in 2016 when China enacted the Administrative Measures on the Restrictions of the Use of Certain Hazardous Substances in Electrical and Electronic Products Regulations, which expanded the scope of the 2006 requirements and is designed to restrict additional hazardous substance in certain electrical and electronic products. In addition, any business selling products to consumers in California containing certain listed chemicals or substances is subject to California Proposition 65 (officially known as the Safe Drinking Water and Toxic Enforcement Act of 1986), which requires disclosure of the listed chemical and potential health risks. In addition to these regulations and directives, we may face costs and liabilities in connection with product take-back legislation, which holds manufacturers responsible for the collection and proper disposal of their products discarded by their customers. There are also increasing regulations regarding the use of green marketing claims, which may also affect our product design and procurement operations.

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

Our net sales, gross margin, and profitability depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Weaknesses in the global economy and financial markets, including as a result of a recession, may lead to lower demand for products that incorporate our solutions, particularly in the automotive and industrial markets. In particular, since we have significant sales in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China. The current stagnation in China’s economy has adversely impacted, and could further adversely impact, our customers, prospective customers, suppliers, distributors and partners in China, which could have a material adverse effect on our operating results and financial condition. A decline in end-user demand can affect our customers’ demand for our products, the ability of our customers to obtain credit and otherwise meet their payment obligations and the likelihood of customers canceling or deferring existing orders. Our net sales, financial condition and results of operations could be negatively affected by such actions.

Volatile and/or uncertain economic conditions, as well as inflationary pressures, can adversely impact sales, gross margin and profitability and make it difficult for us to accurately forecast and plan our future business activities. To the extent expected favorable economic conditions do not materialize or take longer to materialize than expected, we may face an oversupply of our products and have excess inventory, which could result in charges for excess and obsolete inventory. Conversely, if we underestimate customer demand, we may fail to meet customer needs, which could impair our customer relationships. In addition, any disruption in the credit markets, including as a result of a recession, could impede our access to capital, which could be further adversely affected if we are unable to obtain or maintain favorable credit ratings. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. Similarly, if our suppliers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials we need to manufacture our products. All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity.

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

Often, we compete against larger companies that possess substantial financial, technical, development, engineering, manufacturing and marketing resources. Varying combinations of these resources provide advantages to these competitors, such as the rapid implementation of artificial intelligence strategies for developing products and service offerings, which enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. In addition, certain countries, such as China, have begun implementing initiatives to build domestic semiconductor supply chains, and we may be at a disadvantage in attempting to compete with entities associated with such foreign government efforts. To the extent our profitability is negatively impacted by competitive pressures and reduced pricing, our business, financial condition, results of operations and growth prospects may be materially and adversely affected.

We rely on a limited number of third-party semiconductor wafer fabrication facilities and a limited number of suppliers of other materials, and the failure of any of these suppliers to supply wafers or other materials on a timely basis could harm our business and our financial results.

We currently rely on a limited number of third-party wafer fabrication facilities for the fabrication of semiconductor wafers used in the manufacture of our IC products, primarily United Microelectronics Corporation (“UMC”), Polar Semiconductor, LLC (“PSL”),

and Taiwan Semiconductor Manufacturing Company (“TSMC”), and we purchase a number of key materials and components used in the manufacture of our products from single or limited sources. We depend on these foundries and other sources to meet our production needs. These foundries have limited production capacities with little ability to quickly expand capacity. From time to time, we have encountered shortages and delays in obtaining wafers and other components and materials, and we may encounter additional shortages and delays in the future. Additionally, two of our third-party wafer fabrication facilities are located in Taiwan, a location where earthquakes are commonplace, and geopolitical changes in China-Taiwan relations could disrupt their operations. Any disruption in our foundries’ supply of wafers to us may require us to transfer manufacturing processes to a new location or facility. Converting or transferring such fabrication processes from one of our primary facilities to an alternative or backup facility due to a disruption would likely be expensive and could take a substantial amount of time, given our highly complex manufacturing and fabrication processes, which incorporate our proprietary technologies. During such a transition, it is unlikely that our existing inventory would be sufficient to meet customer demand and would likely require us to incur unanticipated costs. As a result, we may not be able to meet our customers’ needs during such a transition, which would negatively impact our net sales, potentially damage our customer relationships and our reputation and may have a material adverse effect on our business, financial condition and results of operations. If we cannot supply our products due to a lack of components, are unable to source materials from other suppliers, or to redesign products with other components in a timely manner, our business will be significantly harmed. We do not have long-term contracts with some of our suppliers and third-party manufacturers. As a result, any such supplier or third-party manufacturer can discontinue supplying components or materials to us at any time and without penalty. Moreover, we depend on the quality of the wafers and other components and materials that they supply to us, over which we have limited control. Any one or more of our other suppliers may become financially unstable as the result of global market conditions. Moreover, our suppliers’ abilities to meet our requirements could be impaired or interrupted by factors beyond their control, such as natural disasters or other disruptions. If any one or more of our suppliers is unable or unwilling to deliver us products and we are unable to identify alternative sources of supply for such materials or components on a timely basis, our operations may be adversely affected. In addition, even if we identify any such alternative sources of supply, we could experience delays in testing, evaluating and validating materials or products of potential alternative suppliers or products we obtain through outsourcing. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time consuming and might result in unforeseen manufacturing and operations problems. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components or materials to us. We are also subject to potential delays in the development by our suppliers of key components, which may affect our ability to introduce new products. Any of these problems or delays could damage our relationships with our customers, adversely affect our reputation and adversely affect our business, financial condition, results of operations and our ability to grow our business.

Failure to adjust our purchase commitments and inventory management based on changing market conditions or customer demand could result in an inability to meet customer demand or additional charges for obsolete or excess inventories or non-cancellable purchase commitments.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on outsourced contract manufacturing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of the commitments by many of our customers and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate future requirements of our customers. On occasion, our customers may require rapid increases in production, which can challenge our resources. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry have in the past caused, and may in the future, cause our customers to significantly reduce the number of products ordered from us. Because many of our sales, research and development and manufacturing expenses are relatively fixed, a reduction in customer demand may decrease our gross margins and operating income.

In addition, we base operating decisions, and enter into purchase commitments, on the basis of anticipated net sales trends, which are highly unpredictable. Changes in forecasts or the timing of orders from customers expose us to risks of inventory shortages or excess inventory. Some of our purchase commitments are not cancellable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered, which exceeds our actual requirements. For example, we have noncancellable purchase commitments with vendors and “take-or-pay” agreements with certain of our third-party wafer fabrication partners, under which we are required to purchase a minimum number of wafers per year or face financial penalties. These types of commitments and agreements could reduce our ability to adjust our inventory to address declining market demands. If demand for our products is less than we expect, we may experience additional excess and obsolete inventories and be forced to incur additional charges. If net sales in future periods fall substantially below our expectations, or if we fail to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventories or noncancellable purchase commitments. Moreover, during a market upturn we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could prevent us from taking advantage of opportunities and maximizing our net sales. Our failure to adjust our supply chain volume, secure sufficient supply from our third-party vendors, including our semiconductor wafer suppliers, or estimate our customers’ demand could have a material adverse effect on our net sales, business, financial condition and results of operations.

Shifts in our product mix, customer mix or channel mix may result in declines in gross margin.

Gross margins on individual products fluctuate over the product’s life cycle. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, customer mix, channel mix, the introduction of new products, decreases in ASPs for older products and our ability to reduce product costs. In addition, in periods of high demand for some of our products, we may have to source a portion of materials from higher-cost providers, which may decrease overall gross margin. These fluctuations are expected to continue in the future.

The cyclical nature of the semiconductor industry may limit our ability to maintain or improve our net sales and profitability.

The semiconductor industry, including the analog segment in which we compete, is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces, which can result in significant declines in analog semiconductor demand. We are currently experiencing a downturn and may experience downturns in the future. Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of ASPs. Recent downturns in the semiconductor industry had been attributed to a variety of factors, including the initial onset of the COVID-19 pandemic, ongoing trade disputes among the United States and China, weakness in demand and pricing for semiconductors across applications and excess inventory. Recent downturns directly impacted our business, as was the case with many other companies, suppliers, distributors and customers in the semiconductor industry and other industries around the world, and any prolonged or significant future downturns in the semiconductor industry could have a material adverse effect on our business, financial condition and results of operations. Conversely, significant upturns can cause us to be unable to satisfy demand in a timely and cost-efficient manner and could result in increased competition for access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, including semiconductor wafers from our third-party wafer manufacturing partners, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing or new products, and our business, financial condition and results of operations could be materially and adversely affected.

Substantial portions of our sales are made to automotive industry suppliers. Any downturn or disruption in the automotive market or industry could significantly harm our financial results.

Our customers that supply various systems and components to automotive OEMs accounted for 72.4%, 66.4% and 68.0% of our total net sales in fiscal years 2024, 2023 and 2022, respectively. This concentration of sales exposes us to the risks associated with the automotive market and automotive industry. For example, our anticipated future growth is highly dependent on the adoption of automotive technologies and HEV and EV powertrain vehicles, which traditionally have had increased sensor and power product content. A downturn in the automotive market could delay automakers’ plans to introduce new vehicles with these features, which would negatively impact the demand for our products and the ability to grow our business. The automotive industry is also undergoing consolidation, reorganization and rapid change as a result of a shift to HEVs and EVs, and changes and disruption in the automotive industry could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions of other companies or technologies, may create additional risks, including risks associated with our ability to successfully integrate these acquisitions into our business.

We have acquired other companies as part of our growth strategy, and we continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. Acquiring companies or technologies, including the recently completed acquisition of Crocus, involves a number of risks, including, but not limited to: the potential disruption of our ongoing business; the increased costs incurred to finance acquisitions and the allocation of capital to fund acquisitions being diverted from other operational priorities, such as research and development; unexpected costs or incurring unknown liabilities; the diversion of management resources from other strategic and operational issues; the inability to retain the key employees of the acquired businesses; difficulties relating to integrating the operations and personnel of the acquired businesses; adverse effects on our existing customer relationships or the existing customer relationships of acquired businesses; the potential incompatibility of the acquired business or their customers; issues not discovered during our due diligence that could impact our assumptions concerning the status of and prospects for the products and technologies of the acquired business; and acquired intangible assets, including goodwill, becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business. If we are unable to successfully address any of these risks, our business could be harmed.

Decreases in average selling prices of our products and increases in input costs may reduce our gross margins.

The market for our products is generally characterized by declining ASPs, resulting from factors such as increased competition, overcapacity, the introduction of new products and increased unit volumes. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining ASPs. ASPs may decrease in the future in response to the introduction of new products by us or our competitors, or due to other factors, including customer pricing pressures. We typically conduct annual pricing negotiations for our existing products with some of our largest customers. In order to sustain profitable operations, we must continually reduce costs for our existing products and also develop and introduce new products with enhanced features on a timely basis that can be sold initially at higher ASPs. Failure to do so could cause our net sales and gross margins to decline, which would negatively affect our financial condition and results of operations and could significantly harm our business.

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

The manufacture of our products, including the fabrication of semiconductor wafers, and the assembly and testing of our products, involve highly complex processes. For example, minute levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other factors can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems in achieving acceptable yields at our third-party wafer fabrication partners, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins. In addition, changes in manufacturing processes required due to changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our products on a timely basis and harm our customer relationships, which could materially and adversely affect our business, financial condition and results of operations.

Our quarterly net sales and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.

We operate in a highly dynamic industry, and our future operating results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly net sales and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. Although some of our customers provide us with non-binding forecasts of their future requirements for our products, a significant percentage of our net sales in each fiscal quarter is dependent on sales that are booked and shipped during that fiscal quarter, and are typically attributable to a large number of orders from diverse customers and markets. As a result, accurately forecasting our operating results in any fiscal quarter is difficult. If our operating results do not meet the expectations of securities analysts and investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include the timing of customer qualification of our products and commencement of volume sales by our customers of systems that include our products, product rates of return or price concessions in excess of those expected or forecasted, as well as the other risk factors identified in this section of our Annual Report.

We may experience a delay in generating or recognizing revenues for a number of reasons. Open orders at the beginning of each quarter are typically lower than expected net sales for that quarter and are generally cancellable or reschedulable with minimal notice. Accordingly, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our net sales objectives, and failure to fulfill such orders by the end of a quarter may adversely affect our operating results. Furthermore, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. In addition, we maintain an infrastructure of facilities and human resources in several locations around the world and have a limited ability to reduce the expenses required to maintain such infrastructure. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted net sales or changes in levels of our customers’ forecasted demand could materially and adversely impact our business, financial condition and results of operations. Due to our limited ability to reduce expenses, in the event our revenues decline or our net sales do not meet our expectations, it is likely that in some future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. As a result of these factors, our operating results may vary significantly from quarter to quarter. Accordingly, we believe that period-to-period comparisons of our results of operations should not solely be relied upon as indications of future performance. Any shortfall in net sales or net income compared to a previous quarter or to levels expected by the investment community could cause a decline in the trading price of our stock.

Our dependence on our manufacturing operations in the Philippines exposes us to certain risks that may harm our business.

We rely heavily on the manufacturing operations of the AMPI Facility, which operates as our primary internal assembly and testing facility. We depend on the AMPI Facility for our sensor and power products, and if this facility suspends operations, our ability to assemble and test our products could be materially impaired. Furthermore, any disruption in operations at the AMPI Facility could adversely affect our ability to meet customer demand in a timely manner, or at all, which would lead to a reduction in our net sales and may adversely affect our reputation and customer relationships, potentially resulting in longer-term harm to our business. In addition, an earthquake, fire, flood or other natural or man-made disaster, as well as a pandemic, epidemic or other outbreak of infectious disease, strikes, political or civil unrest, or any number of other factors beyond our control could also disable the facility, causing catastrophic losses. Some of these risks may become more frequent or intense as a result of climate change. Although we supplement the assembly capabilities at the AMPI Facility with other external or independent assembly subcontractors throughout Asia, if our manufacturing operations at the AMPI Facility are obstructed or hampered, it could take a considerable length of time, at an increased cost, for us to resume manufacturing at another location, which could materially harm our manufacturing efficiency and capacity, delay production and shipments and result in costly expenditures to repair or replace this facility.

To ensure continued product manufacturing (including assembly and testing of our products), we may be required to establish or invest in alternative manufacturing facilities. Any attempt to establish or invest in alternative manufacturing facilities, however, could increase our costs, negatively affect our profitability, and limit our ability to maintain competitive prices for our products, which would negatively impact our competitive position. To our knowledge, only a few alternative manufacturing facilities have the capability to assemble and test our most advanced and complex products, and if we are forced to engage such alternative manufacturing facilities, we may encounter difficulties and incur additional costs. Accordingly, we cannot guarantee that we will be able to manage the risks and challenges associated with our dependence on the AMPI Facility, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our net sales are generated through distributors, which subjects us to certain risks.

We sell our products worldwide through multiple sales channels, including through our direct sales force, distributors and independent sales representatives, which resell our products to numerous end customers. A significant portion of our net sales are made to distributors, which were approximately 52.9%, 39.3% and 36.8% of our net sales in fiscal years 2024, 2023 and 2022, respectively, excluding our former distribution relationship with Sanken in Japan, which represented approximately 16.5% and 19.4% of our net sales in fiscal years 2023 and 2022, respectively. Sales to our largest, non-affiliated distributor accounted for 10.2%, 10.8%, and 11.0% of our net sales in fiscal years 2024, 2023 and 2022, respectively. The impairment or termination of our relationships with our distributors, or the failure of these parties to diligently sell our products and comply with applicable laws and regulations, could materially and adversely affect our ability to generate revenue and profits. Because our distributors control the relationships with end customers, if our relationship with any distributor ends, we could also lose our relationships with their customers. In addition, because our distributors do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with one of their other suppliers. Because we do not control the sales representatives and other employees of our distributors, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. In addition, we may not have staff in one or more of the locations covered by our distributors, which makes it particularly difficult for us to monitor their performance. While we may take steps to mitigate the risks associated with noncompliance by our distributors, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by the sales representatives and other employees of our distributors could result in flat or declining sales in a given geographic area, reputational harm to our Company or our products, or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition to the risk of losing customers, the operation of local laws and our agreements with our distributors could make it difficult for us to replace a distributor we feel is underperforming.

Events beyond our control impacting us, our key suppliers or our manufacturing partners could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to make, transport and sell products in coordination with our suppliers, customers (including OEMs), distributors and third-party manufacturers or other subcontractors is critical to our success. Damage or disruption to either our or our key suppliers or manufacturing partners’ supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, any potential effects of climate change, natural disaster, disease, fire, explosion, cyber-attacks, terrorism, pandemics, epidemics or other outbreaks of infectious disease, strikes, civil unrest, repairs or enhancements at facilities manufacturing or distributing our products or other reasons could impair our ability to manufacture, sell, and deliver products on a timely basis or at all. Climate change may also increase the frequency or intensity of certain of these risks. For more information, see our risk factor titled “Climate change presents physical, transition and litigation risks that could disrupt our business operations and force us to incur increased costs and expenses, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.”

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

Our customers are constantly seeking new products with more features and functionality at a lower cost, and our success relies heavily on our ability to continue to develop and market to our customers new and innovative products and improvements of existing products, including those that may incorporate, or are based or developed using, software or artificial intelligence technologies. In order to respond to new and evolving customer demands, achieve strong market share and keep pace with new technological, processing and other developments, we must constantly introduce new and innovative products into the market. Although we strive to respond to customer preferences and industry expectations in the development of our products, we may not be successful in developing, introducing or commercializing any new or enhanced products on a timely basis or at all. Further, if initial sales volumes for new or enhanced products do not reach anticipated levels within the time periods we expect, we may be required to engage in additional marketing efforts to promote such products and the costs of developing and commercializing such products may be higher than we predict. Moreover, new and enhanced products may not perform as expected. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase costs and disrupt supply of such products.

A fundamental shift in technologies, particularly one that impacts magnetic or power ICs, the regulatory climate or demand patterns and preferences in our existing product markets or the product markets of our customers or end-users could make our current products obsolete, prevent or delay the introduction of new products or enhancements to our existing products or render our products irrelevant to our customers’ needs. If our new product development efforts fail to align with the needs of our customers, including due to circumstances outside of our control, such as a fundamental shift in the product markets of our customers and end users or regulatory changes, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to effectively manage our growth, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth, either of which could harm our business and operating results.

Ongoing growth requires continued expansion of our operational, engineering, accounting and financial systems, procedures, controls and other internal management systems. This may require substantial managerial and financial resources, and our efforts in this regard may not be successful. Our current systems, procedures and controls may not be adequate to support future operations. Unless our growth results in an increase in our revenues that is proportionate to the increase in our costs associated with this growth, our operating margins and profitability will be adversely affected. Failure to adequately manage our growth, improve our operational, financial and management information systems, or effectively motivate and manage new and future employees could adversely affect our business, financial condition and results of operations.

We depend on growth in the end markets that use our products. Any slowdown in the growth of these end markets could adversely affect our financial results.

Our continued success will depend in large part on general economic growth and growth within our target markets in the automotive and industrial sectors. Factors affecting these markets, including reductions in sales of our customers’ products, deterioration of our customers’ financial condition, insufficient customer resources dedicated to promoting and commercializing their products, the inability of our customers to adapt to changing technological demands, design flaws in customer products, the effects of catastrophic and other disruptive events, and increased supply chain, manufacturing or production costs could seriously harm our customers and, as a result, harm us. Any slowdown in the growth of these end markets could adversely affect our financial results. For example, a significant element of our growth strategy depends on the increasing adoption of HEVs and EVs, which are expected to have higher sensor and power product content. If anticipated demand in the end market for these vehicles does not materialize, it would adversely affect demand for our products from customers and impact our ability to execute our growth strategy.

The loss of one or more significant customers could have a material adverse effect on our business and results of operations.

During fiscal year 2024, no end customer, including those served through our distributors, exceeded 10% of our net sales. However, the loss of or a significant reduction in business with a significant end customer, particularly in the automotive market, could have a material adverse effect on our net sales and, in turn, on our overall business, financial condition and results of operations.

Our competitive position could be adversely affected if we are unable to meet customers’ quality requirements.

Semiconductor IC suppliers must meet increasingly stringent quality standards of certain OEMs and customers, particularly for automotive applications. While our quality performance to date has generally met these requirements, we may experience problems in achieving acceptable quality results in the manufacture of our products, particularly in connection with production of new products or adoption of a new manufacturing process. Our failure to achieve acceptable quality levels could adversely affect our business results.

The nature of the design win process requires us to incur expenses without any guarantee that research and development efforts will generate net sales, which could adversely affect our financial results.

We focus on winning competitive bid selection processes, called “design wins,” to develop products for use in our customers’ products. These lengthy selection processes may require us to incur significant expenditures and dedicate valued engineering resources to the development of new products without any assurance that we will achieve design wins. If we incur such expenditures and fail to be selected in the bid selection process, our operating results may be adversely affected. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or an enhanced version of semiconductor products from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure an initial design win for any of our products to a customer, we may lose the opportunity to make future sales of those products to that customer for a significant period of time or at all and experience an associated decline in net sales relating to those products. This phenomenon is typical in the automotive market. Failure to achieve initial design wins may also weaken our position in future competitive selection processes because we may not be perceived as an industry leader.

Even if we succeed in securing design wins for our products, we may not generate timely or sufficient net sales or margins from those wins and our financial results could suffer.

After incurring significant design and development expenditures and dedicating engineering resources to achieve a single initial design win for a product, a substantial period of time generally elapses before we generate meaningful net sales relating to such product, if at all. The reasons for this delay include, among other things: changing customer requirements, resulting in an extended development cycle for the product; delay in the ramp-up of volume production of the customer’s products into which our solutions are designed; delay or cancellation of the customer’s product development plans; competitive pressures to reduce our selling price for the product; the discovery of design flaws, defects, errors or bugs in the products; lower than expected customer acceptance of solutions designed for customer’s products; lower than expected market acceptance of customers’ products; and higher manufacturing costs than anticipated. If we do not continue to achieve design wins in the short term, we may not be able to achieve expected net sales levels associated with these design wins. If we experience delays in achieving such sales levels, our operating results could be adversely affected. Moreover, even if a customer selects our product, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or our customer’s efforts to market and sell its product may not be successful.

Changes in government trade policies, including the imposition of export restrictions and tariffs, could limit our ability to sell products to certain customers or limit demand from certain customers, which may materially and adversely affect our sales and results of operations.

The U.S. or foreign governments may take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries and/or to certain customers, particularly in China. For example, the United States and China have imposed export restrictions related to certain semiconductors and a number of tariffs and other restrictions on items imported or exported between the United States and China and have proposed imposing additional tariffs. We cannot predict what actions may ultimately be taken with respect to export restrictions, tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The institution of export restrictions and trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for our business since Greater China accounted for the highest percentage of the Company’s total net sales in any one country in the fiscal year 2024.

In addition, since we manufacture our products outside the United States, new or increased tariffs on certain goods imported into the United States, if adopted, could have a disproportionate impact on our business and make our products more expensive and less competitive in domestic markets. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may require the use of local suppliers in place of non-Chinese suppliers like us, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, which could materially and adversely impact our business, financial condition and results of operations.

Warranty claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

We face an inherent business risk of exposure to warranty and product liability claims if products fail to perform as expected or any such failure is alleged to result in bodily injury, death, and/or property damage. In addition, if any of our designed products are alleged to be defective, we may be required to participate in their recalls. Some OEMs expect suppliers to warrant their products for longer periods of time and are increasingly looking to them for contribution when faced with product liability claims or recalls. For example, some of our products are used in automotive safety systems, the failure of which could lead to injury or death. We carry various commercial liability policies, including umbrella/excess policies which provide some protection against product liability exposure. However, a successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, could have adverse effects on our business results. Further, in the future, it is possible that we will not be able to obtain insurance coverage in the amounts and for the risks we seek at policy costs and terms we desire. Additionally, if our products fail to perform as expected or such failure of our products results in a recall, our reputation may be damaged, which could make it more difficult for us to sell our products to existing and prospective customers and could materially and adversely affect our business, results of operations and financial condition.

Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial and political risks that could adversely affect our financial results.

For fiscal years 2024, 2023 and 2022, approximately 85.8%, 86.6% and 85.9%, respectively, of our net sales were to customers outside of the United States. In addition, a substantial majority of our products are assembled and tested at facilities outside of the United States. Our principal assembly and test facility is located in the Philippines at our AMPI Facility. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, including public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:

•
changes in a specific country’s or region’s political, regulatory or economic conditions;
•
a pandemic, epidemic or other outbreak of an infectious disease, which may cause us or our distributors, vendors and/or customers to temporarily suspend operations in the affected city or country;
•
compliance with a wide variety of domestic and foreign laws and regulations (including those of municipalities or provinces where we have operations) and unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes, social insurance contributions and other payroll taxes and fees to governmental entities, tariffs, quotas, export controls, export licenses and other trade barriers;
•
unanticipated restrictions on our ability to sell to foreign customers where sale of products and provision of services may require export licenses or are prohibited by government action, unfavorable foreign exchange controls and currency exchange rates;
•
the risk of substantial penalties and litigation related to violations of a wide variety of laws, treaties and regulations, including labor regulations and anti-corruption regulations (including the U.S. Foreign Corrupt Practices Act and U.K. Bribery Act);
•
difficulties and costs of staffing and managing international operations across different geographic areas and cultures;
•
potential political, legal and economic instability, armed conflict, and civil unrest in the countries in which we and our customers, suppliers and contract manufacturers are located, such as macroeconomic weakness related to trade and political disputes between the United States and China, tensions across the Taiwan Strait, the current conflict between Russia and Ukraine and the ongoing conflict in the Middle East;
•
difficulty and costs of maintaining effective data security;
•
inadequate protection of intellectual property;
•
transportation and other supply chain delays and disruptions;
•
nationalization and expropriation;
•
restrictions on the transfer of funds to and from foreign countries, including withholding taxes and other potentially negative tax consequences;
•
unfavorable and/or changing foreign tax treaties and policies; and
•
increased exposure to general market and economic conditions outside of the U.S.

These factors, individually or in combination, could impair our ability to effectively operate one or more of our foreign facilities or deliver our products, result in unexpected and material expenses, or cause an unexpected decline in the demand for our products in certain countries or regions. Our failure to manage the risks and challenges associated with our international business and operations could have a material adverse effect on our business. For example, Russia’s invasion of Ukraine has led to sanctions, export controls and other penalties being levied by the United States, European Union and other countries against Russia, Belarus, the Crimea region of Ukraine, the so-called Donetsk People’s Republic, and the so-called Luhansk People’s Republic. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets. Any Russian response could also disrupt commercial and financial transactions. Further conflict between Ukraine and Russia could adversely impact the global supply chain, disrupt our operations and/or our customers’ operations, negatively impact the demand for our products in our primary end markets or lead to an increase in cyberattacks and espionage.

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

Exports of certain of our products and other products are subject, or could be subject in the future, to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. Obtaining export licenses can be difficult, costly and time-consuming, and we may not always be successful in obtaining necessary export licenses. Our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. Failure to obtain export licenses for our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our net sales and materially and adversely affect our business, financial condition and results of operations.

Changing currency exchange rates may adversely affect our business, financial condition, results of operations and cash flows.

We have operations and assets in the U.S. as well as foreign jurisdictions and we prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. We therefore must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, a decrease in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates have been especially volatile in the recent past, and such currency fluctuations may make it difficult for us to predict our results of operations. If we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business, financial condition, results of operations and cash flows may be negatively affected.

Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.

Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and the availability of borrowings under our credit facilities and other debt, equity or other applicable financing arrangements. We believe that our existing cash resources and our access to the capital markets will be sufficient to finance our continued operations, growth strategy, and planned capital expenditures for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including: market acceptance of our products; the need to adapt to changing technologies and technical requirements; the existence of opportunities for expansion; and access to and availability of sufficient management, technical, marketing and financial personnel.

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

As of March 29, 2024, we had $249.4 million in aggregate principal amount of debt outstanding under our 2023 Term Loan Facility (as defined herein), no debt outstanding under our 2023 Revolving Credit Facility and $224.0 million of additional borrowings available thereunder. To service this indebtedness, and any additional indebtedness or other long-term obligations we may incur in the future, we need to generate sufficient levels of cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient levels of cash from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, the agreements governing the Senior Secured Credit Facilities (as defined herein) contain, and any agreements evidencing or governing other future indebtedness may also contain, certain covenants that limit our and our restricted subsidiaries’ ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants include limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain a Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for four fiscal quarters subsequent to the Company completing an acquisition in excess of $500,000. Our ability to comply with these covenants may be affected by events and factors beyond our control. If we were to breach one or more covenants, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amounts of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

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

We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of March 29, 2024, we owned 1,910 patents, including 934 active U.S. patents (with expiration dates between 2024 and 2042), with an additional 471 pending patent applications, including 214 U.S. patent applications. Maintenance of patent portfolios, particularly outside of the U.S. is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our current portfolio of patents and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business. Additionally, it is difficult and costly to monitor the use of our intellectual property. It may be the case that our intellectual property is already being infringed and infringement may occur in the future without our knowledge. The difficulty and failure to identify any violations of our intellectual property rights could materially and adversely affect our business, financial condition and result of operations and hurt our competitive advantage.

If we are unable to protect our proprietary technology and inventions through trade secrets, our competitive position and financial results could be adversely affected.

We seek to protect our proprietary technology and inventions, particularly those relating to our manufacturing processes, as trade secrets. In the United States, trade secrets are protected under the federal Economic Espionage Act of 1996 and the Defend Trade Secrets Act of 2016 (the “Defend Trade Secrets Act”), and under state law, with many states having adopted the Uniform Trade Secrets Act (the “UTSA”) and several of which that have not. In addition to these federal and state laws inside the United States, under the World Trade Organization’s (“WTO”) Trade Related-Aspects of Intellectual Property Rights Agreement, trade secrets are to be protected by WTO member states as “confidential information.” Under the UTSA and other trade secret laws, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. In addition, the full benefit of the remedies available under the Defend Trade Secrets Act requires specific language and notice requirements present in the relevant agreements, which may not be present in all of our agreements. While we require our officers, employees, consultants, distributors, and existing and prospective customers and collaborators to sign confidentiality agreements and take various security measures to protect unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. The semiconductor industry is generally subject to high employee turnover, so the risk of trade secret misappropriation may be amplified. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.

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

Patent assertion entities are common in the semiconductor industry, which is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights. As the Company grows and its profile and visibility increases, we may receive more or similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following: discontinue selling, importing or using certain technologies that contain the allegedly infringing intellectual property, which could cause us to stop manufacturing certain products; seek to develop non-infringing technologies, which may not be feasible; incur significant legal expenses; pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or seek licenses for the infringed technology that may not be available on commercially reasonable terms, if at all.

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

We or our third-party service providers may be subject to disruptions or breaches of our information technology systems that could irreparably damage our reputation and business, expose us to liability and materially and adversely affect our operating results.

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

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. We or our third-party service providers may be subject to IT System disruptions or breaches or compromises to Confidential Information caused by cyberattacks, computer viruses, malware (including ransomware), illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism, employee or contractor error or malfeasance, social engineering or phishing, or software related errors, bugs or other vulnerabilities. Security measures that we, our third-party service providers, and our customers have implemented may not detect or prevent such disruptions or security breaches. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Further, any integration of artificial intelligence in our or any third party’s operations, products or services could pose new or unknown cybersecurity risks and challenges. Cyberattacks are expected to accelerate on a global basis in both frequency and magnitude, and threat actors are increasingly sophisticated in using techniques and tools that circumvent controls, evade detection, and remove forensic evidence, which means that we and our third-party providers may be unable to anticipate, contain or recover from future attacks or incidents in a timely or effective manner. In addition, the increase in global remote working dynamics presents additional opportunities for threat actors to engage in social engineering (for example, phishing) and to exploit vulnerabilities in non-corporate networks. The costs to us to reduce the risk of or alleviate cybersecurity attacks, breaches and vulnerabilities could be significant. Any type of security breach, attack or misuse of data, whether experienced by us or an associated third-party service provider or in our supply chain, could harm our reputation or deter existing or prospective customers from using our products and applications, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations, divert management focus away from other priorities, increase our risk of regulatory scrutiny, or result in the imposition of penalties and fines under state, federal and foreign laws. Moreover, any such compromise of our information security or IT Systems could result in the misappropriation or unauthorized publication of our Confidential Information or that of other parties with which we do business, an interruption in our operations, the unauthorized transfer of cash or other of our assets, the unauthorized release of customer or employee data or a violation of privacy or other laws. In addition, computer programmers and hackers may be able to develop and deploy viruses, worms and other malicious software programs that attack our products, or that otherwise exploit any security vulnerabilities, and any such attack, if successful, could expose us to liabilities for customer claims, regulatory investigations and fines, litigation (including class actions), and increased costs of remediation and compliance. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. While we maintain various insurance policies, we cannot be certain that any or all cybersecurity or privacy-related losses or costs will be covered in whole or in part by our policies.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

In the United States and other jurisdictions in which we operate, we are subject to various consumer protection, data privacy and information security laws and related regulations. These laws and regulations impose significant compliance requirements in relation to our IT Systems and Confidential Information, and in some instances, may expose us to private rights of action and statutory damages for certain types of events. If we are found to have breached any such laws or regulations in any such jurisdiction, we may be subject to investigations and enforcement actions that require us to change our business practices in a manner, which may negatively impact our revenue, as well as exposure to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position. As a U.S.-based company operating in many countries around the world, we are subject not only to U.S. federal and varying U.S. state privacy, data protection, information security, and consumer protection laws and regulations, but also to numerous foreign laws and regulations, including the EU General Data Protection Regulation and the Data Security Law of the People’s Republic of China. Complying with these laws and regulations is costly and time-consuming, and as these laws and regulations are being interpreted broadly and in potentially conflicting ways by global regulators, we are subject to increased compliance obligations and regulatory scrutiny, litigation and reputational risks, which could have a material adverse impact on our operations and financial results. Additionally, restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, and limit our ability to develop new products and features.

Risks Related to Regulatory Compliance

Our failure to comply with the large body of laws and regulations to which we are subject could have a material adverse effect on our business and operations.

We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These laws and regulations include: antitrust regulatory activities; consumer protection laws; data privacy and cybersecurity laws; import/export regulatory activities; product safety regulatory activities; worker health and safety; environmental protection; employment matters; and tax and other regulations in each of the areas in which we conduct business. In certain jurisdictions, regulatory requirements in one or more of these areas may be more stringent than in the United States. In the area of employment matters, noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. In certain instances, former employees have brought claims against us, and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay damages, attorneys’ fees and costs. These enforcement actions could harm our reputation, business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Our failure to comply with the Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable economic and trade sanctions and export control laws could subject us to penalties and other adverse consequences.

We have extensive international operations, and a substantial portion of our business, particularly with respect to our manufacturing processes and sales network, is conducted outside of the United States. Our operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”), as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable economic and trade sanctions and export control laws and regulations that restrict with whom we may transact business, including the economic and trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control and export control laws and regulations administered and enforced by the U.S. Department of Commerce.

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

The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing pollution, environmental protection and occupational health and safety, including those relating to hazardous and toxic materials, product composition, and the investigation and cleanup of contaminated sites, including sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. In addition, we may be strictly liable for joint and several costs associated with investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws and regulations. Failure to comply with such laws and regulations could subject us to significant fines or other civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In the event of an incident involving hazardous materials, we could be liable for damages and such liability could exceed the amount of any liability insurance coverage and the resources of our business. In addition, in the event of the discovery of contaminants or the imposition of clean up obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies impose requirements for the elimination and/or labeling of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), in electronic equipment, as well as requirements related to the take-back of products discarded by customers. For example, the EU adopted its RoHS, which prohibits, with specified exceptions, the sale in the EU market of electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials, and China has enacted similar regulations. Environmental and occupational health and safety laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

Risks Related to Ownership of Our Common Stock

Our principal stockholder, Sanken, has substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control, and otherwise affect the prevailing market price of our common stock.

Our principal stockholder, Sanken, beneficially owns, in the aggregate, approximately 51.0% of our outstanding common stock as of March 29, 2024. The Stockholders’ Agreement gives Sanken (for so long as Sanken beneficially owns at least 5% of our common stock) certain rights with respect to the composition of our board of directors (the “Board”), including certain rights to designate members of our Board. As a result, Sanken and its affiliates have significant influence over the management and affairs of our Company, as well as the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets and the issuance or redemption of equity interests in certain circumstances. The interests of Sanken may not always align with, and in some cases may conflict with, our interests and the interests of our other stockholders. For instance, Sanken could attempt to delay or prevent a change in control of our Company, even if such change in control would benefit our other stockholders, which could deprive our other stockholders of an opportunity to receive a premium for their common stock. This concentration of ownership may also affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in your best interests.

Provisions in our Certificate of Incorporation and Bylaws and under the DGCL contain anti-takeover provisions that could prevent or discourage a takeover.

Provisions in our Certificate of Incorporation and our Bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our Company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions include those establishing a classified board of directors with three-year staggered terms, no cumulative voting in director elections, the ability of the Board to authorize the issuance of preferred stock and the terms of such preferred stock, a two-thirds vote of stockholders to amend or repeal our bylaws or amend the provisions of our Certificate of Incorporation regarding the election and removal of directors, the approval of a majority of the Board to call a special meeting of stockholders, and advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at an annual meeting or special meeting of stockholders. In addition, we have opted out of Section 203 of the DGCL, but our Certificate of Incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock (subject to certain exceptions)) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.

General Risks

We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could adversely affect our results of operations or financial condition.

As a multinational business, we are subject to income and other taxes in both the U.S. and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate (“ETR”) and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. For example, in October 2021, a global consortium of countries agreed to establish a new framework for international tax reform, including a new global minimum tax of 15% (“Pillar Two Minimum Tax”). In December 2022, European Union member states voted unanimously to implement rules for the Pillar Two Minimum Tax and gave member states until December 31, 2023 to implement such rules into national legislation. Many member states have enacted minimum tax legislation and others, including non-EU members, are considering law changes in the near term. In general, if a jurisdiction has an ETR below the 15%, the Pillar Two Minimum Tax may impute an additional alternative minimum “top-up tax.” The Company will be subject to the Pillar Two Minimum Tax rules starting in fiscal year 2025. If Pillar Two proposals are enacted into law in the U.S. or other countries in which we operate, it is possible that such proposals could increase our tax uncertainty and may adversely affect our provision for income taxes in the future. The FASB considers the Pillar Two Minimum Tax an alternative minimum tax (“AMT”); therefore, deferred tax assets and liabilities are not recognized or adjusted for any estimated future effects. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our ETR and/or valuation of our deferred tax assets and liabilities.

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

As a publicly traded company, we have significant requirements for enhanced financial reporting and internal controls. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation and testing. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, pursuant to Section 404, we are required to include in the annual reports that we file with the SEC an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm, and the costs and burdens of complying with Section 404 could be significant.

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

Climate change presents physical, transition and litigation risks that could disrupt our business operations and force us to incur increased costs and expenses, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business and operations are highly dependent on our ability to utilize key physical locations for the design, manufacture, assembly and testing of our products, particularly our AMPI Facility and the facilities utilized by our third-party wafer fabrication partners. Natural disasters and severe weather events could damage our or our suppliers’ facilities or interrupt operations at or transportation to and from these facilities, which could result in delays in our ability to sell our products that would negatively impact our net sales, potentially damage our customer relationships and our reputation, and may have a material adverse effect on our business, financial condition and results of operations. Additionally, natural disasters and severe weather events in the markets in which we operate could cause economic hardships and a reduction in the demand for our products.

While our anticipated future growth is highly dependent on the adoption of HEV and EV powertrain vehicles, which have increased sensor and power product content, and our products in the industrial market which have applications in clean energy and EV charging, both of which we anticipate will benefit from a transition to lower emission vehicles and clean energy, we are subject to transition risks as the world moves away from fossil fuels. Regulation, outside pressure from stakeholders or necessity could force us to incur greater costs in the future to invest in green technology for use in our operations, or retrofit existing equipment with technology that is more environmentally friendly, while also exposing us to greater compliance costs and litigation risks. These same or similar factors and risks apply to our manufacturing partners and suppliers, who could pass their increased transition costs on to us by charging us higher prices. Any material increase in costs as a result of a transition to a reduced carbon economy could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and information;
•
a formal IT Risk Register documenting and mitigating identified risks, reviewed by management on a quarterly basis;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the regular use of external service providers to independently assess and test security posture, as well as to otherwise assist with aspects of our security processes on an as needed basis;
•
cybersecurity awareness training of our employees, including incident response personnel and senior management;
•
a written cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•
tabletop exercises conducted by outside counsel periodically to evaluate our incident response plan and response capabilities; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to our Information Technology, Intellectual Property, and Data Security and Privacy.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of risk assessment and risk management, including cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant. These presentations may cover a range of topics, including:

•
the current cybersecurity landscape and emerging threats;
•
progress on cybersecurity projects;
•
incident reports;
•
lessons learned from past events; and
•
adherence to regulatory requirements and/or industry standards, as appropriate.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also periodically receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our Chief Digital and Information Officer.

Our management team, including our Chief Digital and Information Officer and General Counsel, are responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Digital and Information Officer has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Digital and Information Officer has more than 30 years of experience in information technology, including prior experience in cybersecurity architecture. We have a diverse information security team with varying backgrounds, years of experience and levels of information security certification.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Manufacturing, Operations and Facilities

Our corporate headquarters is located in Manchester, New Hampshire, and we have a global footprint with 29 locations across four continents. Our operations are primarily conducted at the locations shown below. Our subsidiary, Allegro MicroSystems Philippines Inc. (“AMPI”), in Manila, Philippines, operates as our primary internal assembly and testing facility.

Facility	Facility Function	Facility Size	Status
Manila, Philippines	Manufacturing - Assembly, Test, Finish	Approximately 434,000 square feet	Owned
Manchester, New Hampshire	Corporate Headquarters, Research and Development, Administrative	Approximately 125,000 square feet	Owned
Marlborough, Massachusetts	Research and Development, Administrative	Approximately 52,000 square feet	Leased (10-year lease expires in 2028)

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

We have a fabless business model that provides us with enhanced security of supply and manufacturing flexibility. Our primary fab partners currently include PSL, UMC and TSMC. We have master service agreements with all primary foundry partners, and some we have also engaged in long-term supply agreements.

The AMPI Facility is our primary internal assembly and testing facility for our sensor and power products, with packaging capabilities and quality standards that meet stringent automotive safety and reliability specification requirements. We also supplement the assembly capabilities of the AMPI Facility with subcontractors throughout Asia, and approximately 47%, 51% and 51% of our assembly was outsourced in fiscal years 2024, 2023 and 2022, respectively.

While our principal test operations are performed at the AMPI Facility, additional test capabilities are available at our Manchester, New Hampshire facility, and a small portion of testing is outsourced.

We are committed to manufacturing products of the highest quality and performance. We strive to have a “zero-defect” quality culture focused on meeting or exceeding demanding high-temperature automotive quality standards. We strive to comply with industry standards such as IATF 16949:2016 (the automotive sector-specific quality management system standard) and ISO 14001 (a voluntary standard for environmental management published by the International Standards Organization), and we also strive to comply with ISO 26262 ASIL product development standards, RoHS and similar environmental product requirements. Leading global automotive, industrial, and consumer manufacturers regularly audit our facilities for compliance with these standards, as well as with their own customer-specific standards. We are also members of the Responsible Business Alliance, the world’s largest industry coalition dedicated to corporate social responsibility in global supply chains and, in conjunction with our sustainability efforts, we participate in the CDP (formerly the Carbon Disclosure Project), a global environmental disclosure system designed to enable companies and governments to disclose and manage their carbon emissions.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ALGM”. As of May 20, 2024, there were 193,748,130 shares of our common stock held by approximately 12 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

The following line graph compares for the period beginning October 29, 2020, the initial trading date of our common stock on the Nasdaq Global Select Market, and ending on March 29, 2024, the last day of our most recently completed fiscal year, the cumulative total stockholder returns for our common stock, the Nasdaq Composite Index and Philadelphia Semiconductor Index, and assumes reinvestment of any dividends. The stockholder return in the graph below is not necessarily indicative of, nor it is intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. We selected these comparative groups due to industry similarities and the fact that they include several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300.00
$200.00
$100.00
$0.00
$271.13
$214.80
$142.77
$164.86
$152.32
$136.02
$154.37
$141.48
$146.43
$117.46
$126.67
$109.26
$100.00
10/29/2020
03/26/2021
03/25/2022
03/31/2023
03/29/2024
Allegro MicroSystems, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	Base Period
	October 29, 2020	March 26, 2021	March 25, 2022	March 31, 2023	March 29, 2024
Allegro MicroSystems, Inc.	$100.00	$142.77	$164.86	$271.13	$152.32
Nasdaq Composite Index	$100.00	$117.46	$126.67	$109.26	$146.43
Philadelphia Semiconductor Index	$100.00	$136.02	$154.37	$141.48	$214.80

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

This section discusses items pertaining to and comparisons of financial results between 2024 and 2023. A discussion of 2022 items and comparisons between 2023 and 2022 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the SEC on May 25, 2023.

Overview

Allegro MicroSystems, Inc. is a leading global designer, developer, fabless manufacturer and marketer of sensor ICs and application-specific analog power ICs enabling the most critical technologies in the automotive and industrial markets. We are a leading supplier of magnetic sensor IC solutions worldwide based on market share, driven by our market leadership in the automotive market. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, LED driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and easier for customers to use.

We are headquartered in Manchester, New Hampshire and have a global footprint with 29 locations across four continents. Our portfolio includes more than 1,000 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During fiscal years 2024 and 2023, we generated $1,049.4 million and $973.7 million in total net sales, respectively, with $152.9 million and $187.5 million in net income, respectively.

Recent Initiatives to Improve Results of Operations

We implemented several initiatives during fiscal years 2023 and 2024 that were designed to improve our operating results during those fiscal years and going forward.

We continue to implement initiatives to improve gross margin, which is calculated as gross profit divided by total net sales. Our gross margin decreased from 56.1% in fiscal year 2023 to 54.8% in fiscal year 2024. This gross margin decrease was a result of our product mix, as well as the addition of cost of goods sold acquired from Crocus.

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

In September 2022, we completed the acquisition of Heyday, a privately held company specializing in compact, fully integrated isolated gate drivers that enable energy conversion in high-voltage gallium nitride and silicon carbide wide-bandgap semiconductor designs (the “Heyday Acquisition”). The Heyday Acquisition expanded our solutions for energy efficiency, including our market-leading current sensor solutions. Additionally, it significantly expanded Allegro’s addressable market for EV, solar inverters, EV charging infrastructure, network infrastructure, and broad-based market industrial applications.

On March 30, 2023, the Company entered into a termination of the distribution agreement with Sanken (the “Termination Agreement”). The Termination Agreement formally terminated the distribution agreement dated as of July 5, 2007, by and between the Company and Sanken (the “Distribution Agreement”), effective March 31, 2023, which provided Sanken the exclusive right to distribute the Company’s products in Japan. In connection with the termination of the Distribution Agreement, and, as provided for in the

Termination Agreement, the Company made a one-time payment of $5.0 million to Sanken in exchange for the cancellation of Sanken’s exclusive distribution rights in Japan. Concurrent with the Termination Agreement, Allegro MicroSystems, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“AML”), and Sanken also entered into a short-term, nonexclusive distribution agreement (the “Short-Term Distribution Agreement”) and a consulting agreement (the “Consulting Agreement”), each of which became effective on April 1, 2023. The Short-Term Distribution Agreement provided for the management and sale of Company product inventory for a period of 24 months. Under the terms of the Consulting Agreement, Sanken agreed to continue to provide transition services for a period of six months to a strategic customer as orders for the customer were transitioned from Sanken to the Company, and the Company agreed to pay Sanken for providing these transition services.

These agreements facilitated the transition of the distribution of our products in Japan from related party distributor sales through Sanken to third-party distributors and direct customers in Japan. Additionally, we invested in expanding our operations in Japan to directly manage and service our customers in that market, which resulted in increases in our cost of goods sold and operating expenses. The net impacts of the transition from the prior sales model in Japan is expected to provide incremental benefits to our gross margin over the long-term.

On August 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Allegro MicroSystems, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“AML”), Silicon Structures LLC, a Delaware limited liability company and wholly owned subsidiary of AML (“Merger Sub”), Crocus Technology International Corp., a Delaware corporation (“Crocus”), and NanoDimension Management Limited, as the representative of the Crocus shareholders. Pursuant to the terms and conditions of the Merger Agreement, on October 31, 2023 (the “Closing Date”), Merger Sub merged with and into Crocus, with Crocus continuing as the surviving corporation and as a wholly owned subsidiary of AML (the “Transaction”). The aggregate purchase price paid by the Company on the Closing Date was $412.3 million in cash, subject to certain remaining working capital adjustments.

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

In February 2024, the Company initiated a realignment of resources associated with our photonics and advanced 3D imaging solutions business to refocus spending on other technologies. As a result of the change in strategy, the Company recorded impairment charges of $11.6 million in the fourth quarter of fiscal year 2024 related to intangible, and long-lived assets from our 2021 acquisition of Voxtel, Inc. (“Voxtel”).

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

A significant portion of our costs are fixed, and as a result, costs are generally difficult to adjust or may take time to adjust in response to changes in demand. In addition, our fixed costs increase as we expand our capacity. If we expand capacity faster than required by our sales growth, our gross margin could be negatively affected.

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

We anticipate our selling and marketing expenses will increase in absolute terms as we expand our sales force and increase our sales and marketing activities.

Impairment of long-lived assets

Impairment of long-lived assets consists primarily of impairment charges related to intangibles assets and other long-lived assets when factors exist that indicate the carrying amounts of these assets may not be recoverable.

Interest expense

Interest expense comprises of interest expense from term loan debt and credit facilities that we maintain with various financial institutions.

Interest income

Interest income comprises of income earned on our cash and cash equivalents, consisting primarily of certain investments that have contractual maturities no greater than three months at the time of purchase.

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

Other Income, net

Other Income, net includes unrealized (loss) gains on marketable securities from changes in the fair value of equity securities with readily determinable fair values. These investments are measured at fair value with unrealized gains and losses related to changes in the entity’s stock price. Miscellaneous income and expense items unrelated to our core operations are also within other income, net.

Income tax provision

Our provision, or benefit, for income taxes is based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

We are subject to tax in the U.S. and various foreign jurisdictions. Our effective income tax rate fluctuates primarily because of: the change in the mix of our U.S. and foreign income; the impact of discrete transactions and law changes; state tax impacts and the difference between the amount of tax benefits generated by the foreign derived intangible income (“FDII”) deduction, including permanent impacts of 174 Capitalization (as defined below), and research credits, offset by the additional tax costs associated with global intangible low-tax income (“GILTI”), Subpart F income and non-deductible stock-based compensation charges.

Pursuant to the 2017 Tax Cuts and Jobs Act (the “Jobs Act”), U.S. tax law began requiring us to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, for domestic and foreign research, respectively (“174 Capitalization”). The impact of 174 Capitalization for the fiscal year 2024 is an increase in annual cash taxes of approximately $20.0 million and an FDII benefit of $9.0 million. While it is possible that Congress may modify this provision, potentially with retroactive effect, we have no assurance that this provision will be reversed. Additionally, the Internal Revenue Service (“IRS”) has issued notice 2024-12 and is expected to issue final guidance which may modify this law change or its impact.

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

Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the fiscal years ended March 29, 2024 and March 31, 2023.

	Fiscal Year Ended				Change
	March 29, 2024	As a % of Net Sales	March 31, 2023	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales (1)	$1,049,367	100.0%	$973,653	100.0%	$75,714	7.8%
Cost of goods sold (1)	474,838	45.2%	427,574	43.9%	47,264	11.1%
Gross profit	574,529	54.8%	546,079	56.1%	28,450	5.2%
Operating expenses:
Research and development	176,638	16.8%	150,850	15.5%	25,788	17.1%
Selling, general and administrative	188,429	18.0%	191,922	19.7%	(3,493)	(1.8)%
Impairment of long-lived assets	13,218	1.3%	—	—%	13,218	—%
Total operating expenses	378,285	36.0%	342,772	35.2%	35,513	10.4%
Operating income	196,244	18.7%	203,307	20.9%	(7,063)	(3.5)%
Other income (expense), net:
Interest expense	(10,763)	(1.0)%	(2,336)	(0.2)%	(8,427)	360.7%
Interest income	3,144	0.3%	1,724	0.2%	1,420	82.4%
Foreign currency transaction gain	5,064	0.5%	980	0.1%	4,084	416.7%
Loss in earnings of equity investment	(538)	(0.1)%	(406)	(0.0)%	(132)	32.5%
Other Income, net	1,646	0.2%	8,077	0.8%	(6,431)	(79.6)%
Total other income (expense), net	(1,447)	(0.1)%	8,039	0.8%	(9,486)	(118.0)%
Income before income tax provision	194,797	18.6%	211,346	21.7%	(16,549)	(7.8)%
Income tax provision	41,909	4.0%	23,852	2.4%	18,057	75.7%
Net income	152,888	14.6%	187,494	19.3%	(34,606)	(18.5)%
Net income attributable to non-controlling interests	191	0.0%	137	0.0%	54	39.4%
Net income attributable to Allegro MicroSystems, Inc.	$152,697	14.6%	$187,357	19.2%	$(34,660)	(18.5)%

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

Total net sales

Total net sales increased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023. This increase was primarily attributable to higher demand related to e-Mobility products, safety comfort and convenience applications, and broad-based and other industrial applications, including clean energy and automation, partially offset by decline in our data center applications and consumer and smart home products.

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

The Company assessed the materiality of the revision qualitatively and quantitatively, and determined the revisions to be immaterial to the prior period interim fiscal year 2024, annual fiscal year 2023, and annual fiscal year 2022 consolidated financial statements. All prior period amounts have been revised in our accompanying Financial Statements and Supplementary Data.

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Fiscal Year Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(Dollars in thousands)
Automotive	$759,454	$646,761	$112,693	17.4%
Industrial	223,810	208,604	15,206	7.3%
Other	66,103	118,288	(52,185)	(44.1)%
Total net sales	$1,049,367	$973,653	$75,714	7.8%

Automotive net sales increased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023, primarily due to higher demand for our e-Mobility products and safety, comfort and convenience applications.

Industrial net sales improved in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023, primarily due to increases in broad-based industrial and other industrial applications, which include clean energy and automation applications. These increases were partially offset by declines in our data center applications.

Other net sales decreased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023, primarily due to lower demand for our consumer and smart home products.

Sales Trends by Product

The following table summarizes net sales by product.

	Fiscal Year Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”) and other	$649,869	$598,579	$51,290	8.6%
Power integrated circuits (“PIC”)	399,498	375,074	24,424	6.5%
Total net sales	$1,049,367	$973,653	$75,714	7.8%

The growth in net sales by product was driven by increases in both PIC and MS and other product sales. MS and other sales were driven primarily by higher demand for our current and isolator products, as well as increases in volume and mix for our magnetic sensors. PIC sales were driven by increase in demand for our high-performance power products and motors.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Fiscal Year Ended		Change
	March 29, 2024	March 31, 2023	Amount	%
	(Dollars in thousands)
Americas:
United States	$149,283	$131,150	$18,133	13.8%
Other Americas	32,119	28,014	4,105	14.7%
EMEA:
Europe	176,628	169,368	7,260	4.3%
Asia:
Greater China	274,851	253,906	20,945	8.2%
Japan	175,713	160,763	14,950	9.3%
South Korea	113,877	96,549	17,328	17.9%
Other Asia	126,896	133,903	(7,007)	(5.2)%
Total net sales	$1,049,367	$973,653	$75,714	7.8%

Net sales increased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023, primarily due to product mix and market share gains across all geographies, except for Other Asia, which was negatively impacted by a reduction in data center demand.

Growth in Asia was driven by China and South Korea, which included growth in net sales of our safety, comfort and convenience applications, as well as our ADAS applications. The increase for the United States was driven by our gains in ADAS, while growth in Europe was mostly related to EV.

Cost of goods sold, gross profit and gross margin

Cost of goods sold increased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023. The increase in cost of goods sold was primarily due to high production volume and product mix, as well as the amortization of intangible assets in relation to the acquisition of Crocus.

Gross profit increased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023. The increase in gross profit was driven by the increase in net sales as discussed above, partially offset by increase of cost of goods sold, as discussed above.

R&D expenses

R&D expenses increased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023. This increase was primarily due to a combined increase in personnel, stock-based compensation and outside service costs, in addition to a general increase in operating expenses to fund new product development, partially offset by reduced variable compensation expense.

R&D expenses represented 16.8% of our total net sales for the fiscal year ended March 29, 2024, an increase from 15.5% of our total net sales for the fiscal year ended March 31, 2023. This percentage increase was primarily due to investments in personnel to fund new product development.

SG&A expenses

SG&A expenses decreased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023. This decrease was primarily due to the inclusion in the fiscal year ended March 31, 2023, of accelerated stock-based compensation expense related to the retirement of our former chief executive officer and severance due to changes in our leadership. These costs are partially offset by increased professional fees, outside service costs and personnel increases in the fiscal year ended March 29, 2024.

SG&A expenses represented 18.0% of our total net sales for the fiscal year ended March 29, 2024, representing a decrease from 19.7% of our total net sales for the fiscal year ended March 31, 2023. This percentage decrease was primarily due to the impacts noted above, partially offset by the growth in net sales in the fiscal year ended March 29, 2024.

Impairment of long-lived assets

We recorded an impairment of long-lived assets of $13.2 million in the fiscal year ended March 29, 2024. The impairment was related to our decision to refocus resources away from our photonic and advanced 3D imaging solutions.

Interest expense

Interest expense increased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023. The increase was primarily due to higher interest payments on the 2023 Term Loan Facility, which was used to finance the acquisition of Crocus.

Interest income

Interest income increased increased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023, primarily due to higher cash balances maintained throughout the comparable period and higher interest rates.

Foreign currency transaction gain (loss)

We recorded a foreign currency transaction gain in both the fiscal year ended March 29, 2024 and March 31, 2023. The foreign currency transaction gain recorded in the fiscal year ended March 29, 2024 was related to a transaction between the U.S. and French subsidiaries. The foreign currency transaction gain recorded in the fiscal year ended March 31, 2023 was primarily due to realized and unrealized gains from our United Kingdom location, partially offset by realized and unrealized losses from our Philippines location.

Loss in earnings of equity investment

Loss in earnings of equity investment in both fiscal years ended March 29, 2024 and March 31, 2023, represented the loss in earnings on our 30% investment in PSL.

Other Income, net

Other Income, net decreased in the fiscal year ended March 29, 2024 compared to the fiscal year ended March 31, 2023. This decrease was attributable to $11.8 million of gains related to sales of our investment in marketable securities and earnings in our money market fund deposits in the fiscal year March 29, 2024, offset by unrealized losses of $11.2 million related to our investment in marketable securities during the same year, compared to unrealized gains of $7.5 million related to our investment in marketable securities in the fiscal year ended March 31, 2023.

Income tax provision

Income tax provision and the effective income tax rate were $41.9 million and 21.5%, respectively, for the fiscal year ended March 29, 2024, and $23.9 million and 11.3%, respectively, for the fiscal year ended March 31, 2023. The effective tax rate (“ETR”) year-over-year was primarily impacted by the Crocus entity restructuring, partially offset by an increase in Research Tax Credits and a decrease in current year non-deductible executive compensation expense. The Crocus entity restructuring relates to the integration of Crocus’s operations (see Note 3), and the increase in the ETR is primarily from establishing a deferred tax liability on the transfer of intangible assets to the U.S.

Liquidity and Capital Resources

As of March 29, 2024, we had $212.1 million of cash and cash equivalents and $454.3 million of working capital, compared to $351.6 million of cash and cash equivalents and $500.5 million of working capital as of March 31, 2023. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for 2025 is to utilize cash on hand and capacity under our 2023 Revolving Credit Facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of March 29, 2024, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 12, “Leases” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements. Additionally, refer to Note 15, “Retirement Plans” to the audited consolidated financial statements for more information related to the Company’s pension and defined contribution plans.

On June 21, 2023, we entered into a revolving credit agreement (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and other agents, lenders and letter of credit issuers parties. The agreement provides for a $224.0 million secured revolving credit facility (the “2023 Revolving Credit Facility”), which includes a $20.0 million letter of credit subfacility. The 2023 Revolving Credit Facility is available until, and loans made thereunder will mature on, June 21, 2028.

On October 31, 2023, we entered into a $250.0 million term loan maturing in 2030 with Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and other agents, arrangers and lenders party thereto (the “2023 Term Loan Facility” and together with the 2023 Revolving Credit Agreement, the “Senior Secured Credit Facilities”). The proceeds of the 2023 Term Loan Facility were used to repay the $25.0 million outstanding balance under the 2020 Term Loan Facility (as defined below) and to finance, in part, the merger with Crocus. The 2023 Term Loan Facility was executed as an incremental amendment to the 2023 Revolving Credit Agreement, and accordingly is subject to the same covenants and limitations. A payment of $50.0 million was applied to the term loan balance on April 30, 2024, which has eliminated the quarterly payments. The balance of the loan has a planned maturity date of October 31, 2030.

On September 30, 2020, we (i) entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325.0 million senior secured term loan facility due in fiscal year 2028 (the “2020 Term Loan Facility”), and (ii) entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50.0 million senior secured revolving credit facility expiring in 2023. On October 31, 2023, the 2020 Term Loan Facility was paid in full in connection with the 2023 Term Loan Facility.

We believe that our existing cash will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or advantageously seek to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our 2023 Revolving Credit Facility or seek additional financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.”

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the fiscal years ended 2024 and 2023:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023
	(dollars in thousands)
Net cash provided by operating activities	$181,715	$193,206
Net cash used in investing activities	(516,716)	(99,696)
Net cash provided by (used in) financing activities	198,878	(19,998)
Effect of exchange rate changes on cash and cash equivalents	(421)	(4,606)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(136,544)	$68,906

Operating Activities

Net cash provided by operating activities was $181.7 million in fiscal year 2024, resulting primarily from our net income of $152.9 million and non-cash charges of $122.9 million, partially offset by a net decrease in cash from an increase in net operating assets and liabilities of $94.1 million. The net changes in operating assets and liabilities consisted of a $40.2 million increase in prepaid expenses and other assets, a $15.8 million increase in inventories, and an $8.0 million increase in trade accounts receivable, net, partially offset by a $21.6 million decrease in accrued expenses and other current and long-term liabilities, a $12.7 million decrease in trade accounts payable, and a $5.2 million increase in net amounts due from related parties. The increase in inventories was primarily a result of raw materials purchases and inventory builds to support anticipated sales growth in 2024 and beyond. The increase in prepaid expenses and other assets was primarily due to long-term deposits and timing of tax payments. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year, as well as the timing of receipts. The decreases in trade accounts payable and accrued expenses and other current and long-term liabilities were primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $4.2 million, and higher accrued personnel costs, professional fees, income taxes, and accrued operating expenses.

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

Investing Activities

Net cash used in investing activities was $516.7 million in fiscal year 2024, consisting of payments related to the acquisition of Crocus of $408.1 million and $124.8 million of purchases of property, plant and equipment, partially offset by $16.2 million of proceeds from sale of marketable securities.

Net cash used in investing activities was $99.7 million in fiscal year 2023, consisting of $79.8 million of purchases of property, plant and equipment and payments related to the acquisition of Heyday of $19.9 million.

Financing Activities

Net cash provided by financing activities was $198.9 million in fiscal year 2024, consisting of $245.5 million of borrowing of 2023 Term Loan Facility, net of deferred financing costs, proceeds received related to the quarterly payment from PSL on our related party loan and proceeds received in connection with the issuance of common stock under our employee stock purchase plan, partially offset by payments on the 2020 Term Loan Facility and 2023 Term Loan Facility, taxes related to the net settlement of equity awards, and payments of debt issuance costs in connection with the 2023 Revolving Credit Facility and 2023 Term Loan Facility.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, assumptions and judgments, including those related to the valuation of acquired intangible assets, impairment assessment and valuation of goodwill, intangible assets and tangible long-lived assets, the net realizable value of inventory, income taxes, stock-based compensation, and sales allowances. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates, and such differences may be material to our financial statements. We believe that the accounting policies described below require management’s most difficult, subjective or complex judgments. Judgments or uncertainties affecting the application of these policies may result in materially different amounts being reported under different conditions or using different assumptions. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. See Note 2, “Summary of Significant Accounting Policies” to the consolidated financial statements included elsewhere in this Annual Report for additional information regarding these and our other significant accounting policies.

Sales Allowances

Sales allowances include sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes limited price protection provisions provided to distributors. We estimate potential future sales allowances based on historical data from prior sales adjustments. Historical experience can change over time. As a result, estimated sales allowances may differ significantly from amounts recorded in the current and historical periods. See Note 6, “Trade Accounts Receivable, Net” to the consolidated financial statements for information regarding the change in sales allowances.

Goodwill, other intangible assets and other long-lived assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but rather is assessed for impairment at the reporting unit level annually during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.

We assess indefinite-lived intangible assets for impairment on an annual basis, and more frequently if impairment indicators are identified. We also periodically reassess their continuing classification as indefinite-lived intangible assets. Impairment exists if the fair value of the intangible asset is less than its carrying value. An impairment charge equal to the difference is recorded to reduce the carrying value to its fair value.

Other long-lived assets primarily consist of property and equipment, operating lease right-of-use assets and intangible assets. Acquired intangible assets consist of completed technologies, customer relationships, trademarks and trade names, and patents. We engage third-party valuation specialists to assist us with the initial measurement of the fair value of acquired intangible assets. We periodically evaluate the recoverability of other long-lived assets whenever events and changes in circumstances, such as reductions in demand or significant economic slowdowns in the industry, indicate that the carrying amount of an asset may not be fully recoverable. When indicators of impairment are present, the carrying values of the asset group are evaluated in relation to the future undiscounted cash flows of the underlying business. The net book value of the underlying asset is adjusted to fair value if the sum of the expected discounted cash flows is less than book value. Fair values are based on estimates of market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

The impairment assessment of goodwill, other intangible assets and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of business, consisting primarily of interest rates risk associated with our cash and cash equivalents and our debt, foreign currency risk and the impact of inflation. We do not engage in speculative trading activities. The following analysis provides additional information regarding these risks.

Interest Rate Risk

Our investments have limited exposure to market risk. At March 29, 2024, we maintained a portfolio of cash and cash equivalents, consisting primarily of money market fund deposits. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.

We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our 2023 Term Loan Facility and borrowings on our bank credit facilities. Although our 2023 Term Loan Facility and credit facilities have variable rates, as of March 29, 2024, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.

Foreign Currency Risk

Due to our international operations, a significant portion of our cost of sales and operating expenses is denominated in currencies other than the U.S. dollar, principally the Euro and the Philippine peso. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro and the Philippine peso. We reflected foreign exchange gains of $5.1 million and of $1.0 million for fiscal years 2024 and 2023, respectively. Based on fiscal year 2024 performance, a hypothetical appreciation (decline) in the value of the Euro in relation to the U.S. dollar of 10% would favorably (negatively) impact operating income by immaterial amounts. A hypothetical 10% appreciation (decline) in the value of the Philippine peso in relation to the U.S. dollar would negatively (favorably) impact operating income by immaterial amounts. The individual impacts to our operating income of hypothetical currency fluctuations have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.

In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar as changes in the value of their functional currency relative to the U.S. dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 29, 2024. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements, together with the report of our independent registered public accounting firms, appear at pages F-1 through F-40 of this Annual Report on Form 10-K for the year ended March 29, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2024. Based on the evaluation of our disclosure controls and procedures as of March 29, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 29, 2024. The effectiveness of the Company’s internal control over financial reporting as of March 29, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Item 9B. Other Information.

Trading Arrangements

During the fiscal quarter ended March 29, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Annual Incentive Plan

On May 20, 2024, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) adopted the Allegro MicroSystems, Inc. Annual Incentive Plan (the “AIP”), a plan adopted under and pursuant to the Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (the “2020 Plan”). The AIP is effective beginning with the Company’s 2025 fiscal year and provides for the payment of annual incentive compensation to eligible AIP participants in the form of cash bonuses determined on a fiscal year basis as rewards for achieving annual performance metrics.

Administration. The AIP is administered by the Compensation Committee and, with respect to eligible participants who are not officers for Section 16(b) of the Exchange Act, by a committee of the Company’s officers to whom the Compensation Committee has delegated administrative authority.

Eligibility. The Compensation Committee will select the participants that are eligible to receive bonuses under the AIP for each fiscal year. Any employee of the Company or one of its subsidiaries who is not eligible to receive variable compensation under a separate plan, program or arrangement may be eligible to receive a bonus under the AIP for a given fiscal year, if selected by the

Compensation Committee. Each of the Company’s executive officers, including its named executive officers, are participants in the AIP.

Award Pool. Under the AIP, the Compensation Committee will establish a target award pool for each fiscal year based on the aggregate target bonus opportunities of all eligible participants for such fiscal year, as adjusted for changes in eligible participants throughout the fiscal year. Individual target bonus opportunities are based on a percentage of the applicable participant’s base salary. Following the end of each fiscal year, the Compensation Committee will make a final adjustment to the award pool by multiplying the target award pool by the weighted average achievement of each performance metric established for such fiscal year. In no event shall the final adjustments made as a result of achievement of the performance metrics for a fiscal year exceed 200% of the award pool, regardless of the performance of the performance metrics during the applicable fiscal year. The Compensation Committee has the discretion to make further adjustments to the final award pool to account for unanticipated business conditions, extraordinary events or other factors that the Compensation Committee may consider.

Performance Metrics. The Compensation Committee is responsible for setting the performance metrics each fiscal year and certifying the Company’s performance relative to such performance metrics following the conclusion of each fiscal year, as may be adjusted under certain circumstances specified in the AIP. Performance metrics may include a threshold level of performance below which no bonuses will be paid, levels of performance at which specified percentages of the target bonus may be paid and a maximum level of performance above which no additional bonus will be paid. Bonus payouts to participants that are officers for purposes of Section 16(b) of the Exchange Act may not exceed 200% of their respective target bonus opportunities under the AIP. Performance metrics will be based on objectively determinable goals based upon one or more financial, operational or strategic measures determined at the discretion of the Compensation Committee, and performance metrics may carry different weighting.

Bonus Payouts; Clawback. Bonuses for a given fiscal year will be paid, to the extent earned, within 100 days following the Compensation Committee’s certification of achievement of the applicable performance metrics following the end of such fiscal year, subject to the applicable participant’s continued employment through the date of payout. The Compensation Committee may determine, in its sole discretion, to pay a pro-rated bonus to a participant who was employed for at least 50% of the applicable fiscal year and whose employment terminated prior to the date of payout. The Compensation Committee may determine to make such pro-rated payout subject to such participant’s execution and delivery of an effective release of claims in favor of the Company and its affiliates. In addition, payouts under the AIP are subject to the Company’s Policy for Recovery of Erroneously Awarded Compensation.

Change of Control. In the event of a Change of Control (as defined in the 2020 Plan) prior to the end of a given fiscal year, such fiscal year will be deemed to end on the date of such Change of Control and the performance metrics for such fiscal year will be deemed to have been achieved at the greater of target or actual performance for the shortened fiscal year, with bonus payouts being pro-rated for the shortened fiscal year. In the event of a Change of Control following the end of a given fiscal year but prior to the payout of bonuses for such fiscal year, the performance metrics for such fiscal year will be determined based on the actual performance for the full fiscal year, and bonus payouts will be made in respect of the full fiscal year.

The above description of the AIP does not purport to be complete and is included solely as a summary of the material terms of the AIP, a copy of which is filed as Exhibit 10.9 to this Annual Report on Form 10-K and is incorporated by reference.

Compensatory Arrangement with Michael Doogue

In connection with Michael Doogue’s, the Company’s SVP and Chief Technology Officer, foreign assignment to the Company’s offices in France for approximately nine months (the “Assignment”), on May 20, 2024, the Company’s Compensation Committee approved a one-time bonus of $139,000 to compensate Mr. Doogue for travel, relocation and other costs incurred in connection with the Assignment, and tax equalization payments by the Company of up to $200,000 to ensure that the income and employment tax burden incurred by Mr. Doogue during the Assignment is not substantially greater or less than the tax that he would have paid if he had performed all of his duties in the United States. The one-time bonus will be paid in biweekly installments beginning on June 1, 2024 through the end of the Company’s 2025 fiscal year. For the tax equalization payments, the Company will withhold a hypothetical tax from Mr. Doogue’s employment compensation that will reflect more or less what he would have paid had he remained working in the United States, and the Company will use such hypothetical withholdings and up to an additional $200,000 to fund all actual taxes required to be paid to the applicable domestic and foreign tax authorities over the course of four years.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 29, 2024. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report on Form 10-K under the caption “Information about our Executive Officers”.

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

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Compliance Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other Covered Persons (as defined in the Insider Trading Compliance Policy), that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Compliance Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 29, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 29, 2024, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.

Equity Compensation Plan Information

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of March 29, 2024:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights (a)[2]	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)[3]	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders[1]	4,826,025	—	21,083,910
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	4,826,025		21,083,910

1.
As of March 29, 2024, there were 17,818,595 shares available for future issuance under the 2020 Plan, 3,265,315 under the Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan (the “ESPP”).
2.
As of March 29, 2024, there were 2,610,404 PSUs issued at target and 2,215,621 RSUs included in this amount. PSUs were calculated at target, except for PSUs with performance periods ending as of March 29, 2024, which were calculated at actual performance.
3.
No exercise price has been derived as a result of all derivatives issued being PSUs and RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 29, 2024.

Item 14. Principal Accountant Fees and Services.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 29, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.
Financial Statements.

The following financial statements are included in this Form 10-K from page F-1 to page F-40:

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
2.1

Agreement and Plan of Merger by and among Allegro MicroSystems, Inc. (for purposes of Section 5.15 and applicable provisions of Article IX thereof only), Allegro MicroSystems, LLC, Silicon Structures LLC, Crocus Technology International Corp. and NanoDimension Management Limited, as the Representative, dated as of August 7, 2023 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 8, 2023)^

3.1	Third Amended and Restated Certificate of Incorporation of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

3.2	Second Amended and Restated Bylaws of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on May 25, 2023)

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)

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

10.3

Contract of Lease, dated as of May 23, 2008, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.4

Contract of Lease, dated as of February 10, 2010, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.5

Contract of Lease, dated as of December 29, 2017, by and between Allegro MicroSystems Phils. Realty, Inc. and Allegro MicroSystems Philippines, Inc. (incorporated by reference from Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed on October 6, 2020)

10.6

Amended and Restated Allegro MicroSystems, LLC Executive Deferred Compensation Plan, dated as of September 15, 2015 (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)*

10.7	Form of Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan*

10.8	Form of Allegro MicroSystems, Inc. Annual Incentive Plan*

10.9

Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Employees) (incorporated by reference from Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on May 19, 2021)*

10.10

Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Executives) (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on May 25, 2023)*

10.11

Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Board of Directors) (incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)*

10.12

Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed on May 19, 2021)*

10.13

Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on May 25, 2023)*

10.14	Form of Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)*

10.15

Form of Severance Agreement between Allegro MicroSystems, Inc. and its executive officers (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on May 25, 2023)*

10.16

Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation, as amended (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 1, 2023)*

10.17

Employment Agreement, dated May 2, 2022, by and between Allegro MicroSystems, Inc. and Vineet Nargolwala (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 9, 2022)*

10.18

Second Amended and Restated Severance Agreement, dated May 6, 2022, by and between Allegro MicroSystems, Inc. and Ravi Vig (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2022)*

10.19	Letter Agreement, dated May 6, 2022, between Allegro MicroSystems, Inc. and Ravi Vig (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2022)*

10.20

Form of Indemnification Agreement between Allegro MicroSystems, Inc. and its directors and officers (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)*

10.21

Term Loan Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (incorporated by reference from Exhibit 10.44 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.22

Term Loan Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Credit Suisse AG, Cayman Islands Branch, as collateral agent (incorporated by reference from Exhibit 10.45 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.23

Revolving Facility Credit Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto (incorporated by reference from Exhibit 10.46 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.24

Revolving Facility Security Agreement, dated as of September 30, 2020, by and between Allegro MicroSystems, Inc., the other grantors party thereto from time to time, and Mizuho Bank, Ltd., as collateral agent (incorporated by reference from Exhibit 10.47 to the Company’s Registration Statement on Form S-1/A filed on October 13, 2020)

10.25

Loan Agreement, dated as of December 2, 2021, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 2, 2022)

10.26

Wafer Foundry Agreement, effective January 26, 2023, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 1, 2023)†

10.27

Transition Agreement by and among Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd., dated as of September 29, 2022 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022)†

10.28

Distribution Agreement by and between Allegro MicroSystems, LLC and Sanken Electric Co., Ltd., effective April 1, 2023 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 5, 2023)†

10.29

Revolving Facility Credit Agreement, dated as of June 21, 2023, by and among Allegro MicroSystems, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on June 23, 2023)^

10.30

Term Loan Credit Agreement - First Amendment, dated as of June 28, 2023, by and between Allegro MicroSystems, Inc. and Credit Suisse AG, Cayman Islands Branch (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)

10.31

First Amendment to Revolving Facility Credit Agreement, dated October 31, 2023, by and among Allegro MicroSystems, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2023)

19.1	Insider Trading Compliance Policy of Allegro Microsystems, Inc.

21.1	Subsidiaries of Allegro MicroSystems, Inc.

23.1	Consent of Grant Thornton LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Policy for Recovery of Erroneously Awarded Compensation of Allegro MicroSystems, Inc.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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

† Portions of this exhibit (indicated by “[XXX]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type of information that the Company customarily and actually treats as private and confidential.

^ Certain annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such omitted annexes, schedules and exhibits to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Derek P. D’Antilio and Sharon S. Briansky, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Vineet Nargolwala	President and Chief Executive Officer (Principal	May 23, 2024
Vineet Nargolwala	Executive Officer) and Director

/s/ Derek P. D’Antilio	Chief Financial Officer (Principal Financial Officer)	May 23, 2024
Derek P. D’Antilio

/s/ Roald G. Webster	Vice President, Chief Accounting Officer	May 23, 2024
Roald G. Webster

/s/ Yoshihiro (Zen) Suzuki	Chairman of the Board of Directors	May 23, 2024
Yoshihiro (Zen) Suzuki

/s/ David Aldrich	Director	May 23, 2024
David Aldrich

/s/ Kojiro Hatano	Director	May 23, 2024
Kojiro Hatano

/s/ Katsumi Kawashima	Director	May 23, 2024
Katsumi Kawashima

/s/ Richard Lury	Director	May 23, 2024
Richard Lury

/s/ Susan Lynch	Director	May 23, 2024
Susan Lynch

/s/ Joseph Martin	Director	May 23, 2024
Joseph Martin

/s/ Mary Puma	Director	May 23, 2024
Mary Puma

/s/ Jennie Raubacher	Director	May 23, 2024
Jennie Raubacher

/s/ Paul Carl (Chip) Schorr IV	Director	May 23, 2024
Paul Carl (Chip) Schorr IV

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allegro MicroSystems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allegro MicroSystems, Inc. and its subsidiaries (the “Company”) as of March 29, 2024 and March 31, 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2024 and March 31, 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Sales Allowance

As described in Notes 2 and 4 to the consolidated financial statements, variable consideration, such as sales allowances, includes sales in which the amount of consideration that the Company will receive is unknown as of the end of the reporting period. Such consideration primarily includes limited price protection provisions provided to distributors, sales under agreements that allow rights of return, referred to as stock rotation, provided to distributors, discounts and credits provided to distributors and returns provisions offered to direct customers, which make up a portion of total net sales of $1.0 billion for the year ended March 29, 2024. The liability for returns and sales allowances was $44.8 million as of March 29, 2024, of which a significant portion relates to a certain sales allowance program. Management estimates potential future returns, credits and sales allowances based on historical data from prior sales returns and credits issued and changes in product sales to customers.

The principal considerations for our determination that performing procedures relating to revenue recognition - sales allowance is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the sales allowance and the liability related to the sales allowance transactions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to a certain sales allowance program, including controls over the sales allowance and the liability related to the sales allowance transactions. These procedures also included, among others, testing the completeness, accuracy, and occurrence of a sample of sales allowance and the liability related to the sales allowance transactions by obtaining and inspecting source documents, including invoices and invoice credits related to the sales allowance program, and customer arrangements or promotional practices, where applicable.

Acquisition of Crocus Technology International Corp. - Valuation of Completed Technology

As described in Note 3 to the consolidated financial statements, on October 31, 2023, the Company completed the acquisition of Crocus Technology International Corp. (“Crocus”) for $412.3 million in cash, subject to a working capital adjustment. Of the acquired intangible assets, $234.0 million of completed technology was recorded. Management applied the multi-period excess earnings method under the income approach to estimate the fair value of the completed technology asset. The fair value of intangible assets was based on estimates and assumptions developed by management, including estimating future cash flows relating to revenue growth rates, operating margins, discount rates, and technology obsolescence curves.

The principal considerations for our determination that performing procedures relating to the valuation of completed technology acquired in the acquisition of Crocus is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the completed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating margins, discount rate, and technology obsolescence curve; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the completed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the completed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, operating margins, discount rate, and technology obsolescence curve. Evaluating management’s assumptions related to revenue growth rates and operating margins involved considering (i) the current and past performance of the Crocus business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the discount rate and technology obsolescence curve assumptions.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

May 23, 2024

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Allegro MicroSystems, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Allegro MicroSystems, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of March 25, 2022 (not presented herein), the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the fiscal period ended March 25, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 25, 2022 and the results of its operations and its cash flows for the fiscal period ended March 25, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Grant Thornton LLP

Boston, Massachusetts

May 18, 2022

We served as the Company’s auditor from 2019 to 2022.

ALLEGRO MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 29, 2024	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$212,143	$351,576
Restricted cash	10,018	7,129
Trade accounts receivable, net of provision for expected credit losses of $145 and $102 at March 29, 2024 and March 31, 2023, respectively	118,508	111,290
Trade and other accounts receivable due from related party	207	13,494
Accounts receivable - other	2,703	1,943
Inventories	162,302	151,301
Prepaid income taxes	31,908	2,090
Prepaid expenses and other current assets	30,674	23,256
Current portion of related party notes receivable	3,750	3,750
Total current assets	572,213	665,829
Property, plant and equipment, net	321,175	263,099
Operating lease right-of-use assets, net	20,374	16,866
Deferred income tax assets	54,496	50,359
Goodwill	202,425	27,691
Intangible assets, net	276,854	52,378
Related party notes receivable, less current portion	4,688	8,438
Equity investment in related party	26,727	27,265
Other assets	51,651	69,230
Total assets	$1,530,603	$1,181,155
Liabilities, Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$35,964	$56,256
Amounts due to related party	1,626	9,682
Accrued expenses and other current liabilities	71,126	94,894
Current portion of operating lease liabilities	5,263	4,493
Current portion of long-term debt	3,929	—
Total current liabilities	117,908	165,325
Long-term debt	249,611	25,000
Operating lease liabilities, less current portion	16,404	13,048
Other long-term liabilities	14,964	10,967
Total liabilities	398,887	214,340
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at March 29, 2024 and March 31, 2023	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 193,164,609 shares issued and outstanding at March 29, 2024; 1,000,000,000 shares authorized, 191,754,292 issued and outstanding at March 31, 2023	1,932	1,918
Additional paid-in capital	694,332	674,179
Retained earnings	463,012	310,315
Accumulated other comprehensive loss	(28,841)	(20,784)
Equity attributable to Allegro MicroSystems, Inc.	1,130,435	965,628
Non-controlling interests	1,281	1,187
Total stockholders’ equity	1,131,716	966,815
Total liabilities, non-controlling interests and stockholders’ equity	$1,530,603	$1,181,155

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Net sales	$1,043,206	$812,890	$619,861
Net sales to related party	6,161	160,763	148,813
Total net sales	1,049,367	973,653	768,674
Cost of goods sold	471,894	348,390	286,855
Cost of goods sold to related party	2,944	79,184	74,359
Gross profit	574,529	546,079	407,460
Operating expenses:
Research and development	176,638	150,850	121,873
Selling, general and administrative	188,429	191,922	148,937
Impairment of long-lived assets	13,218	—	—
Total operating expenses	378,285	342,772	270,810
Operating income	196,244	203,307	136,650
Other income (expense):
Interest expense	(10,763)	(2,336)	(2,499)
Interest income	3,144	1,724	1,442
Foreign currency transaction gain (loss)	5,064	980	(568)
(Loss) income in earnings of equity investment	(538)	(406)	1,007
Other income, net	1,646	8,077	4,714
Income before income taxes	194,797	211,346	140,746
Income tax provision	41,909	23,852	21,191
Net income	152,888	187,494	119,555
Net income attributable to non-controlling interests	191	137	148
Net income attributable to Allegro MicroSystems, Inc.	$152,697	$187,357	$119,407
Net income per common share attributable to Allegro MicroSystems, Inc.:
Basic	$0.79	$0.98	$0.63
Diluted	$0.78	$0.97	$0.62
Weighted average shares outstanding:
Basic	192,573,169	191,197,452	189,748,427
Diluted	194,674,352	193,688,102	191,811,205

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Net income	$152,888	$187,494	$119,555
Net income attributable to non-controlling interests	191	137	148
Net income attributable to Allegro MicroSystems, Inc.	152,697	187,357	119,407
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,720)	(2,892)	(8,110)
Net actuarial (loss) gain amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax of $145, $(164) and $(472) in fiscal years 2024, 2023 and 2022, respectively	(434)	492	1,416
Comprehensive income	144,543	184,957	112,713
Other comprehensive gain attributable to non-controlling interests	97	64	111
Comprehensive income attributable to Allegro MicroSystems, Inc.	$144,640	$185,021	$112,824

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive	Non- controlling Interests	Total Equity
Balance at March 26, 2021	—	$—	189,588,161	$1,896	$592,170	$3,551	$(11,865)	$1,119	$586,871
Net income	—	—	—	—	—	119,407	—	148	119,555
Employee stock purchase plan issuances	—	—	125,767	1	2,831	—	—	—	2,832
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	759,667	8	33,429	—	—	—	33,437
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(638)	—	—	—	(638)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,999)	(111)	(8,110)
Net actuarial gain and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	1,416	—	1,416
Balance at March 25, 2022	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
Net income	—	—	—	—	—	187,357	—	137	187,494
Cash dividends to non-controlling interest	—	—	—	—	—	—	—	(42)	(42)
Employee stock purchase plan issuances	—	—	161,726	2	2,791	—	—	—	2,793
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	1,118,971	11	61,657	—	—	—	61,668
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(18,061)	—	—	—	(18,061)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,828)	(64)	(2,892)
Net actuarial gain and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	492	—	492
Balance at March 31, 2023	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
Net income	—	—	—	—	—	152,697	—	191	152,888
Employee stock purchase plan issuances	—	—	144,226	1	3,634	—	—	—	3,635
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	1,266,091	13	42,419	—	—	—	42,432
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(25,900)	—	—	—	(25,900)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,623)	(97)	(7,720)
Net actuarial gain and amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	(434)	—	(434)
Balance at March 29, 2024	—	$—	193,164,609	$1,932	$694,332	$463,012	$(28,841)	$1,281	$1,131,716

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Cash flows from operating activities:
Net income	$152,888	$187,494	$119,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,382	50,808	48,527
Amortization of deferred financing costs	527	99	101
Deferred income taxes	(18,613)	(40,116)	7,498
Stock-based compensation	42,457	61,798	33,548
Loss (gain) on disposal of assets	70	285	(349)
Change in fair value of contingent consideration	—	(2,800)	(2,000)
Impairment of long-lived assets	13,218	—	—
Provisions for inventory and expected credit losses	10,286	(1,438)	6,297
Change in fair value of marketable securities	3,579	(7,471)	(3,722)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,964)	(12,484)	(18,347)
Accounts receivable - other	(1,035)	2,226	(2,668)
Inventories	(15,848)	(75,150)	(4,471)
Prepaid expenses and other assets	(40,231)	(23,263)	(19,450)
Trade accounts payable	(12,653)	11,958	(4,348)
Due to (from) related party	5,231	18,326	(659)
Accrued expenses and other current and long-term liabilities	(21,579)	22,934	(3,383)
Net cash provided by operating activities	181,715	193,206	156,129
Cash flows from investing activities:
Purchases of property, plant and equipment	(124,772)	(79,775)	(69,941)
Acquisition of business, net of cash acquired	(408,119)	(19,921)	(14,549)
Proceeds from sales of property, plant and equipment	—	—	27,408
Sales (purchases) in marketable securities	16,175	—	(9,189)
Net cash used in investing activities	(516,716)	(99,696)	(66,271)
Cash flows from financing activities:
Loans made to related party	—	(7,500)	(7,500)
Borrowings of 2023 Term Loan Facility, net of deferred financing costs	245,452	—	—
Repayment of 2020 Term Loan Facility	(25,000)	—	—
Repayment of 2023 Term Loan Facility	(625)	—	—
Repayments of other debt	(842)	—	—
Finance lease payments	(142)	—	—
Receipts on related party notes receivable	3,750	2,812	—
Payments for taxes related to net share settlement of equity awards	(25,900)	(18,061)	(638)
Proceeds from issuance of common stock under equity award and employee purchase plan awards	3,635	2,793	2,831
Dividends paid to non-controlling interest	—	(42)	—
Payments of debt issuance costs	(1,450)	—	—
Net cash provided by (used in) financing activities	198,878	(19,998)	(5,307)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(421)	(4,606)	1,373
Net (decrease) increase in cash and cash equivalents and restricted cash	(136,544)	68,906	85,924
Cash and cash equivalents and restricted cash at beginning of period	358,705	289,799	203,875
Cash and cash equivalents and restricted cash at end of period:	$222,161	$358,705	$289,799
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$351,576	$282,383	$197,214
Restricted cash at beginning of period	7,129	7,416	6,661
Cash and cash equivalents and restricted cash at beginning of period	$358,705	$289,799	$203,875
Cash and cash equivalents at end of period	212,143	351,576	282,383
Restricted cash at end of period	10,018	7,129	7,416
Cash and cash equivalents and restricted cash at end of period	$222,161	$358,705	$289,799

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows - continued

(in thousands)

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,153	$1,923	$813
Cash paid for income taxes, net of refunds	$89,927	$58,209	$22,195
Non-cash transactions:
Property, plant and equipment purchases included in trade accounts payable and accrued expenses	$(4,157)	$(16,369)	$(2,021)
Right-of-use assets obtained in exchange for lease liabilities	$10,450	$4,870	$3,159

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.
Nature of the Business and Basis of Presentation

Allegro MicroSystems, Inc., together with its consolidated subsidiaries (the “Company”), is a global leader in designing, developing and manufacturing sensing and power solutions for motion control and energy-efficient systems in automotive and industrial markets. The Company is incorporated under the laws of Delaware. The Company is headquartered in Manchester, New Hampshire and has a global footprint, with 29 locations across four continents.

Financial Periods

The Company’s fiscal year is the 52-week or 53-week period ending on the Friday closest to the last day in March. The Company’s 2024 fiscal year ended March 29, 2024 (“fiscal year 2024”) was a 52-week period, the 2023 fiscal year ended March 31, 2023 (“fiscal year 2023”) was a 53-week period, and 2022 fiscal year ended March 25, 2022 (“fiscal year 2022”) was a 52-week period.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”). These principles are established primarily by the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and those entities required to be consolidated under GAAP. All material intercompany profits, transactions, and balances among the consolidated entities have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, assumptions and judgments, including those related to the valuation of acquired intangible assets, impairment assessment and valuation of goodwill, intangible assets and tangible long-lived assets, the net realizable value of inventory, income taxes, stock-based compensation, and sales allowances. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior-period amounts to conform to current-period reporting classifications.

Business Segment Information

The Company operates in one segment, which involves the design, development, production and distribution of various integrated circuits in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The chief operating decision maker, who is the Company’s Chief Executive Officer, measures financial performance as a single enterprise and not on a legal entity or end market basis. Throughout the year, the chief operating decision maker allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to a legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, the Company measures the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocates the consideration paid to all items measured. The fair value of identifiable intangible assets acquired are based on valuations that use information and assumptions determined management’s best estimates of inputs and assumptions a market participant would use.

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

Non-Controlling Interests

The Company, through one of its wholly owned subsidiaries, established an affiliated entity in Philippines for the primary purpose of purchasing, selling, leasing, developing and otherwise managing real estate acquired by the Company in the Philippines. The Company owns 40% of the equity interest in this entity, and the remaining 60% is held in a trust for the benefit of its employee retirement fund. The portion of the results of operations of this entity is shown as net income attributable to the non-controlling interests in the Company’s consolidated statements of operations for fiscal years 2024, 2023 and 2022. Additionally, the cumulative portion of the results of operations of this entity along with the interest in the net assets is shown as a component of non-controlling interests in the Company’s consolidated balance sheets.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with original maturities of three months or less at the time of acquisition to be cash equivalents. At March 29, 2024 and March 31, 2023, the Company maintained investments in interest-bearing cash accounts. Because of the investment’s short term to maturity and the investment’s relative price insensitivity to changes in market interest rates, cost approximates fair value for this investment. As a result, there were no realized or unrealized gains or losses for the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022. The Company has restricted cash, the use of which is restricted to the benefit of employees through a deferred compensation program.

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

The Company’s cash equivalents and restricted cash are carried at fair values as determined according to the fair value hierarchy described above (see Note 5, “Fair Value Measurements”). The carrying value of accounts receivable, notes receivables, accounts payable and accrued expenses approximate their respective fair value due to the short-term nature of these assets and liabilities. The carrying value of outstanding borrowings under the line of credit agreements approximates fair value as it bears interest at a rate approximating a market interest rate.

Related party notes receivable are classified as held-for-investment based on management’s intent and ability to hold the loan for the foreseeable future or to maturity. Loans held-for-investment are carried at amortized cost and reduced by a valuation allowance for estimated credit losses, as necessary. The Company recognizes interest income on loans, including the amortization of discounts and premiums, loan fees paid and received, using the interest method. The interest method is applied on a loan-by-loan basis when collectability of the future payments is reasonably assured. Premiums and discounts are recognized as yield adjustments over the term of the related loans.

A detailed description of fair value measurement of the assets of the non-U.S. defined benefit plan is included in Note 15, “Retirement Plans.”

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Trade Accounts Receivable, Net

A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). Accounts receivables are presented net of a provision for expected credit losses, which is an estimate of amounts that may not be collectible and returns and sales allowances.

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

Sales allowances include sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes limited price protection provisions provided to distributors. The Company estimates potential future sales allowances based on historical data from prior sales adjustments. Historical experience can change over time. As a result, estimated sales allowances may differ significantly from amounts recorded in the current and historical periods.

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

Asset	Useful Life
Buildings	31 years
Buildings improvements	Economic life of the building improvements
Leasehold improvements	The shorter of the remaining term of the lease or estimated useful life
Machinery and equipment	3 - 10 years
Office Equipment	3 years

Intangible assets, net

Intangible assets, net primarily consist of identified intangible assets related to completed acquisitions, as well as capitalized costs to acquire and defend patent and trademark related awards. In addition, the Company holds technology, customer relationships, and non-compete agreements. The Company’s intangible assets are amortized using a method that approximates their economic benefit over their estimated useful lives ranging from three to 15 years.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Impairment of Long-Lived Assets

Long-lived assets consist of property, plant and equipment, finite-lived intangibles, such as patents, completed technologies, customer relationships and indefinite-lived intangible assets such as process technology and trademarks.

Property, plant and equipment, intangible assets and other finite-lived assets are tested for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. If such assets are not impaired, but their useful lives have decreased, the remaining net book value is amortized over the revised useful life.

Indefinite-lived intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The impairment test consists of a qualitative assessment to determine if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform a quantitative impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If such events occur, a comparison of the fair value of the intangible asset with its carrying value is performed. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The Company has elected the first business day of the fourth quarter of its fiscal year as the annual impairment testing date.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized, but rather is assessed for impairment at the reporting unit level annually during the fourth quarter of each fiscal year or more frequently if we believe indicators of impairment exist. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit.

In testing goodwill for impairment, the Company has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include industry and market considerations, economic conditions, entity-specific financial performance and other events, such as changes in management, strategy and primary customer base. If based on the Company’s qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The results of the Company’s qualitative goodwill impairment test performed on the first business day of fourth quarter for fiscal years 2024, 2023 and 2022 did not indicate any impairments.

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

At the commencement date, operating and finance lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. The lease term includes the non-cancelable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. The interest rate implicit in a lease contract is typically not readily determinable, therefore an incremental borrowing rate is used to calculate the lease liability. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

similar economic environment. Certain adjustments to the ROU asset may be required for items such as prepayments, lease incentives received or initial direct costs paid.

Product Warranties

The Company provides warranties on its products to its customers, generally for one year from the date of shipment and in limited cases for longer periods. In the event of a failure of a product covered by these warranties, the Company must repair or replace the product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. In limited cases, the Company warrants its products to include significant liability beyond the cost of repairing or replacing the product or refunding the sales price of the product. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount, as necessary. If there is a material increase in the rate of customer claims, or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may need to record a charge against future cost of goods sold. There were $477 and $4,327 accrued for warranty reserves as of March 29, 2024 and March 31, 2023, respectively.

Revenue Recognition

Revenue is recognized on contracts with customers when transfer of control to the customer occurs in exchange for an amount reflecting the consideration that the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five step approach:

(1) Identify the contract with a customer — The Company considers customer purchase orders, which in some cases are governed by master agreements, to be customer contracts. A contract exists when it is approved by both parties, each party’s rights and obligations are identified, payment terms are known, customer has the ability and intent to pay and the contract has commercial substance. The Company uses judgment in determining the customer’s ability and intent to pay, which is based on factors such as the customer’s historical payment experience or, for new customers, credit and financial information pertaining to the customers.

(2) Identify the performance obligations in the contract — Performance obligations are identified as products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract. Substantially, all of the Company’s contracts with customers contain a single performance obligation, such as the sale of mixed-signal integrated circuit products or the sale of wafer fabricators.

(3) Determine the transaction price — The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring products to the customer. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that no significant future reversal of cumulative revenue under the contract will occur.

(4) Allocate the transaction price to the performance obligations in the contract — If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price.

(5) Recognize revenue when a performance obligation is satisfied — Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs point in time at shipment or delivery, depending on the terms of the contract.

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

For consignment arrangements with distributors, delivery occurs and revenue is recognized when the distributor pulls product from consignment inventory that is stored at designated distributor locations. Recognition is not contingent upon resale of the products

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

to the distributors’ customers. Until the products are pulled for use or sale by the distributor, the Company retains control over the products’ disposition, including the right to pull back or relocate the products.

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

Contract Assets and Contract Liabilities

Contract assets and contract liabilities (deferred revenue) net are reported at the contract level for each reporting period. Contract assets typically result from contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of March 29, 2024 or March 31, 2023.

Contract liabilities typically result from billings in excess of revenues recognized and relate to products shipped near the end of the reporting period for which the required revenue recognition criteria were not met. The Company had no contract liabilities as of March 29, 2024 or March 31, 2023.

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

Research and Development

The Company commits substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to its customers. The Company conducts research primarily to develop new technologies, enhance current product performance, improve the functionality and reliability of existing products, and develop revolutionary new products and solutions. Research and development costs are expensed as incurred and include salaries, wages and other personnel related costs, material costs and depreciation, consulting costs, software licensing costs, maintenance costs and facility costs.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions that management believes to be of a high credit quality. To manage credit risk related to accounts receivables, the Company evaluates the creditworthiness of its customers and maintains allowances, to the extend necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any significant credit losses during the prior two years.

As of March 29, 2024, no customers accounted for 10% or more of the Company’s outstanding trade accounts receivable, net. As of March 31, 2023, Sanken Electric Co., Ltd. (“Sanken”) and another customer accounted for 10.6% and 17.3%, respectively, of the Company’s outstanding trade accounts receivable, net, including related party trade accounts receivable.

For the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, Sanken accounted for 0.6%, 16.5% and 19.4% of total net sales, respectively. For the same periods, sales to our largest, non-affiliated distributor accounted for 10.2%, 10.8%, and 11.0% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for any of these periods. See Note 20, “Related Party Transactions” for a discussion of the termination, distribution and consulting agreements between Sanken and the Company to transition the marketing and sale of the Company’s products in Japan from Sanken to the Company.

During the fiscal year ended March 29, 2024, sales from customers located outside of the United States in the aggregate accounted for 85.8% of the Company’s total net sales, with Greater China accounting for 26.2%, Japan accounting for 16.7%, and South Korea accounting for 10.9%. No other country accounted for greater than 10.0% of total net sales for the fiscal year ended March 29, 2024.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

During the fiscal year ended March 31, 2023, sales from customers located outside of the United States in the aggregate accounted for 86.5% of the Company’s total net sales, with Greater China accounting for 26.1% and Japan accounting for 16.5%. No other country accounted for greater than 10.0% of total net sales for the fiscal year ended March 31, 2023.

During the fiscal year ended March 25, 2022, sales from customers located outside of the United States in the aggregate accounted for 85.9% of the Company’s total net sales, with Greater China accounting for 25.0%, Japan accounting for 19.4%, and South Korea accounting for 10.5%. No other country accounted for greater than 10.0% of total net sales for the fiscal year ended March 25, 2022.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) was composed of foreign currency translation adjustments and pension liability adjustments.

Equity-method investments

The Company accounts for investments in common stock under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. Investments in equity-method investees are included within “Equity Investment in related party” in the consolidated balance sheets. The Company’s proportional share of the earnings or losses as reported by equity-method investees are classified as “(Loss) income in earnings of equity investment” in the consolidated statements of operations. The Company regularly evaluates these investments, which are not carried at fair value, for other-than-temporary impairment and records any impairment charge in earnings when the decline in value below the carrying amount of its equity method investment is determined to be other-than-temporary.

Subsequent Events Considerations

The Company considers events or transactions that occur after the balance sheet date but prior to the issuance of the financial statements to provide additional evidence for certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined that, other than as reported herein, there are no material recognized or unrecognized subsequent events.

Recently Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to provide additional information of the Company’s tax rate reconciliation, as well as additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not anticipate this guidance will have an adverse impact on the results of operations, cash flows, or financial condition, but will result in expanded disclosure within the financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. ASU 2023-07 requires incremental disclosures in annual and interim periods related to public entity’s reportable segments (particularly on segment expenses) but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The Company is evaluating the impact the update will have on its disclosures.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”). In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provided temporary relief when transitioning from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate or another applicable rate during the original transition period ending on December 31, 2022. In March 2021, the U.K. Financial Conduct Authority announced that the intended cessation date of the overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would be June 30, 2023, which is beyond the current sunset date of Topic 848. In light of this development, the FASB issued ASU 2022-06 to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company confirms that this guidance did not have a material impact on its financial position, results of operations, cash flows, or related disclosures.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

3.
Business Combinations

Crocus

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

Notes Receivable from Crocus

On September 11, 2023, to fund the ongoing operations of Crocus prior to the closing of the merger, the Company entered into a note purchase agreement with Crocus, wherein the Company agreed to purchase promissory notes of up to $7,000. An initial promissory note of $4,000 was issued on September 11, 2023, and an additional promissory note was issued on October 2, 2023 for $3,000. The promissory notes were repaid in full in connection with the closing of the merger and included within the estimated fair value of consideration paid.

Allocation of Purchase Price

The acquisition of Crocus has been accounted for as a business combination. The purchase price for the acquisition is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. Management applied the multi-period excess earnings method under the income approach to estimate the fair value of the completed technology asset and the distributor method under the income approach to estimate the fair value of the customer relationships asset. The fair value of intangible assets was based on estimates and assumptions developed by management. The process for estimating the fair values of identifiable intangible assets requires the use of significant estimates and assumptions, including estimating future cash flows relating to revenue growth rates, operating margins, discount rates, and technology obsolescence curves. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities were recorded as goodwill for the acquisition. The Company’s estimates and assumptions in determining the estimated fair values of certain assets and liabilities are subject to change within the measurement period (up to one year from the acquisition date) as a result of additional information obtained with regards to facts and circumstances that existed as of the Closing Date.

The preliminary purchase price allocation is as follows:

Total purchase consideration	$412,274
Cash	4,155
Inventories	4,208
Accounts receivable	484
Prepaid expenses and other current assets	2,400
Property, plant and equipment	7,640
Right-of-use asset*	9,770
Completed technology**	234,000
Customer relationships**	12,000
Other assets	229
Total identifiable assets acquired	274,886
Accounts payable	(5,134)
Accrued expenses and other current liabilities	(2,707)
Long-term debt	(842)
Lease liability***	(10,390)
Other long-term liabilities	(2,813)
Deferred income tax liabilities	(15,245)
Total identifiable net assets	237,755
Goodwill	$174,519

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

*Primarily included in Property, plant and equipment in the consolidated balance sheets.

**Included in Intangible assets, net in the consolidated balance sheets.

***Primarily included in Long-Term debt in the consolidated balance sheets.

As of March 29, 2024, the purchase price allocation is preliminary, pending finalization of the net working capital adjustment and certain income tax matters.

The goodwill acquired is not deductible for U.S. income tax purposes. The amortization period for the intangible assets acquired is 12 years for completed technology and 15 years for customer relationships. The intangible assets are amortized using a method that approximates their economic benefit over their estimated useful lives. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Crocus’ ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Crocus’ ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Crocus’ operations into the Company’s existing infrastructure. Amortization of completed technology is included within cost of goods sold and customer relationship is included within selling, general and administrative expenses.

The Company has not presented pro forma results of operations for Crocus because they are not material to the Company’s consolidated results of operations, financial position, or cash flows.

Acquisition-Related Costs

Acquisition-related costs were $8,229 during the fiscal year ended March 29, 2024, and are included in the selling, general and administrative expenses in the consolidated statements of operations. Acquisition-related costs for the Crocus acquisition relate to professional fees as well as deal fees.

Heyday

On September 1, 2022, the Company completed its purchase of all of the equity interests in Heyday Integrated Circuits (“Heyday”), a privately held company specializing in compact, fully integrated isolated gate drivers that enable energy conversion in high-voltage gallium nitride and silicon carbide wide-bandgap semiconductor designs (the “Heyday Acquisition”). The Heyday Acquisition was undertaken to bring together Heyday’s isolated gate drivers and the Company’s isolated current sensors to enable potential development and commercialization of small high-voltage and high-efficiency power systems. Additionally, this acquisition increased the Company’s addressable market for electric vehicles (“EV”), solar inverters, data center and network infrastructure, and broad-market industrial applications. The total purchase price, as updated for measurement period adjustments, was $20,245, consisting of cash consideration paid directly to the owners of Heyday and paid on their behalf for the settlement of certain outstanding debts and other obligations.

The Heyday Acquisition was accounted for as a business combination, and the Company recorded the assets acquired and liabilities assumed at their respective fair values as of the date of acquisition. The allocation of the purchase price has been finalized. During the fiscal year ended March 31, 2023, the Company recorded measurement period adjustments to various accounts resulting in a decrease in goodwill of $1,133.

The final purchase price allocation is as follows:

Cash	$324
Property, plant and equipment	16
Completed technology	15,100
In-process research and development	1,600
Total identifiable assets acquired	$17,040
Current liabilities assumed	(282)
Deferred income tax liabilities	(3,609)
Net assets acquired	$13,149
Total identifiable net assets	(20,245)
Goodwill	$7,096

Completed technology assets are amortized over an estimated useful life of 12 years. The acquired in-process research and development costs were determined to have an indefinite useful life.

Amortization of completed technology is included within cost of goods sold and consists of PowerThru technology that accomplishes gate driver power and signal transmission through an integrated transformer, reducing the size and complexity of the gate

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

drive solution. The in-process research and development assets represent efforts to expand the power capability of these gate drivers for wide-bandgap semiconductor technology. Management applied the multi-period excess earnings method under the income approach to estimate the fair value of the completed technology asset to value the completed technology and the in-process research and development assets.

The goodwill reflects the value of the synergies the Company expects to realize and the assembled workforce. Goodwill from the Heyday Acquisition is included within the Company’s one reporting unit and was included in the Company’s enterprise-level annual review for impairment. Goodwill resulting from the Heyday Acquisition is not deductible for U.S. income tax purposes.

The Company has not presented pro forma results of operations for the Heyday Acquisition because it is not material to the Company’s consolidated results of operations, financial position, or cash flows.

4.
Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by application, by product and by geography for the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

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

The Company assessed the materiality of the revision qualitatively and quantitatively and determined the revisions to be immaterial to the prior period interim fiscal year 2024, annual fiscal year 2023, and annual fiscal year 2022 consolidated financial statements. All prior period amounts have been revised in the table below.

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Automotive	$759,454	$646,761	$522,795
Industrial	223,810	208,604	143,266
Other	66,103	118,288	102,613
Total net sales	$1,049,367	$973,653	$768,674

Net sales by product:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Magnetic sensors (“MS”) and other	$649,869	$598,579	$500,293
Power integrated circuits (“PIC”)	399,498	375,074	268,381
Total net sales	$1,049,367	$973,653	$768,674

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Net sales by geography:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Americas:
United States	$149,283	$131,150	$108,396
Other Americas	32,119	28,014	23,056
EMEA:
Europe	176,628	169,368	134,537
Asia:
Greater China	274,851	253,906	191,895
Japan	175,713	160,763	148,813
South Korea	113,877	96,549	80,451
Other Asia	126,896	133,903	81,526
Total net sales	$1,049,367	$973,653	$768,674

The Company recognizes sales net of returns and sales allowances, which comprises credits issued, price protection adjustments and stock rotation rights. As of March 29, 2024 and March 31, 2023, the liability associated with returns and sales allowances, inclusive of related party adjustments, was $44,797 and $30,571, respectively, and was netted against trade accounts receivable in the consolidated balance sheets.

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

5.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of March 29, 2024 and March 31, 2023 measured at fair value on a recurring basis:

	Fair Value Measurement at March 29, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$36,192	$—	$—	$36,192
Restricted cash:
Money market fund deposits	10,018	—	—	10,018
Total assets	$46,210	$—	$—	$46,210

	Fair Value Measurement at March 31, 2023:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$102,019	$—	$—	$102,019
Restricted cash:
Money market fund deposits	7,129	—	—	7,129
Other assets, net (long-term):
Investments in marketable securities	19,929	—	—	19,929
Total assets	$129,077	$—	$—	$129,077

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The following table represents the unrealized gains and losses on investments in marketable securities held with a readily determinable fair value for the fiscal years ended March 29, 2024 and March 31, 2023:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023
Net gains and losses recognized during the period on equity securities	$(3,579)	$7,471
Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$—	$7,471

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

During the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, there were no transfers among Level 1, Level 2 and Level 3.

The fair value of the Company’s long-term debt was $248,752 as of March 29, 2024. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period, and has been classified as Level 2 within the fair value hierarchy.

6.
Trade Accounts Receivable, Net

Trade accounts receivable, net (including related party trade accounts receivable) consisted of the following:

	March 29, 2024	March 31, 2023
Trade accounts receivable	$163,450	$150,914
Less:
Provision for expected credit losses	(145)	(102)
Returns and sales allowances	(44,797)	(26,269)
Related party trade accounts receivable, net of returns and sales allowances	—	(13,253)
Total	$118,508	$111,290

The provisions for expected credit losses and the changes in the provisions for expected credit losses were not material for any of the periods presented.

7.
Inventories

Inventories include materials, labor and overhead and consisted of the following:

	March 29, 2024	March 31, 2023
Raw materials and supplies	$9,549	$15,049
Work in process	110,236	98,836
Finished goods	42,517	37,416
Total	$162,302	$151,301

The Company recorded inventory provisions totaling $9,055, $10,009 and $5,809 for the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

8.
Property, Plant and Equipment, net

Property, plant and equipment, net is stated at cost, and consisted of the following:

	March 29, 2024	March 31, 2023
Land	$25,595	$15,384
Buildings, building improvements and leasehold improvements	65,626	61,500
Machinery and equipment	674,220	611,459
Office equipment	6,978	6,119
Right-of-use asset	8,218	—
Construction in progress	39,052	48,378
Total	819,689	742,840
Less accumulated depreciation	(498,514)	(479,741)
Total	$321,175	$263,099

The Company retired $1,094, $1,638 and $10,976 of fully depreciated assets during the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, respectively. Total depreciation expense amounted to $56,214, $45,469 and $44,178 for the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, respectively. Total amortization expense for the right-of-use asset, amounted to $581 for the fiscal year ended March 29, 2024.

The geographic locations of the Company’s property, plant and equipment, net, which includes the right-of-use asset, based on physical location of the assets, as of March 29, 2024 and March 31, 2023 are as follows:

	March 29, 2024	March 31, 2023
United States	$37,596	$36,229
Philippines	246,164	207,671
Other	37,415	19,199
Total	$321,175	$263,099

9.
Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 25, 2022	$20,009
Acquisition	7,096
Foreign currency translation	586
Balance at March 31, 2023	$27,691
Acquisition	174,519
Adjustments	280
Foreign currency translation	(65)
Balance at March 29, 2024	$202,425

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Intangible assets, net were as follows:

	March 29, 2024
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted-Average Lives
Patents	$44,894	$(22,016)	$22,878	4 years
Customer relationships	14,977	(3,315)	11,662	15 years
Completed technologies	249,758	(9,719)	240,039	12 years
Indefinite-lived process technology and trademarks	2,275	—	2,275
Trademarks and other	87	(87)	—
Total	$311,991	$(35,137)	$276,854

	March 31, 2023
Description	Gross	Accumulated Amortization	Net Carrying Amount	Weighted-Average Lives
Patents	$40,213	$(18,335)	$21,878	10 years
Customer relationships	3,281	(3,115)	166	9 years
Completed technologies	28,508	(2,963)	25,545	12 years
Indefinite-lived process technology and trademarks	4,696	—	4,696
Trademarks and other	287	(194)	93	5 years
Total	$76,985	$(24,607)	$52,378

Intangible assets amortization expense was $14,587, $5,209 and $4,219 for the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, respectively.

In February 2024, the Company initiated a realignment of resources associated with our photonics and advanced 3D imaging solutions business to refocus spending on other technologies. As a result of the change in strategy, the Company recorded impairment charges of $11.6 million in the fourth quarter of fiscal year 2024 related to intangible assets, net, and long-lived assets from our 2021 acquisition of Voxtel, Inc. The results of the annual impairment test did not indicate any impairments of any other long-lived intangible assets for fiscal years 2024, 2023 and 2022.

As of March 29, 2024, amortization expense of intangible assets is expected to be as follows:

2025	$24,827
2026	24,481
2027	24,106
2028	23,812
2029	23,495
Thereafter	153,858
Total	$274,579

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

10.
Other Assets, net

The composition of other assets, net was as follows:

	March 29, 2024	March 31, 2023
VAT receivables long-term, net	$16,943	$13,633
Income taxes receivable long-term	11,091	13,133
Investments in equity securities (1)	—	19,929
Deposits	17,928	17,319
Debt issuance costs	1,233	—
Long-term prepaid contracts	1,015	436
Other	3,441	4,780
Total	$51,651	$69,230

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

11.
Accrued Expenses and Other Current Liabilities

The composition of accrued expenses and other current liabilities was as follows:

	March 29, 2024	March 31, 2023
Accrued management incentives	$26,229	$40,484
Accrued salaries and wages	21,014	20,205
Accrued warranty costs	477	4,327
Accrued vacation	2,406	8,178
Accrued severance	3,013	200
Accrued professional fees	8,125	6,243
Accrued income taxes	3,478	5,625
Other current liabilities	6,384	9,632
Total	$71,126	$94,894

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

Operating lease cost is recognized on a straight-line basis over the lease term, while finance lease cost is amortized over the expected term on a straight-line basis. Information regarding the Company’s operating and finance leases are as follows:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Operating leases
Operating lease expense	$6,369	$4,833	$4,648
Short term lease expense	39	326	584
Other information:
Cash paid for operating leases	$6,305	$5,034	$5,289
Weighted-average remaining lease term - operating leases	4.4 years	4.57 years	5.17 years
Weighted-average discount rate – operating leases	6.1%	5.3%	4.5%

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Finance leases
Amortization of right-of-use assets	$581	$—	$—
Interest on lease liabilities	29	—	—
Weighted-average remaining lease term - finance leases	5.6 years	—	—
Weighted-average discount rate - finance leases	7.7%	—	—

Finance leases are recorded in the following line items within the consolidated balance sheets:

	March 29, 2024	March 31, 2023
Property, plant and equipment	$7,641	$—
Current portion of long-term debt	1,429	—
Long-term debt	7,009	—

As of March 29, 2024, future minimum lease payments under operating and finance leases as follows:

	Operating Leases	Finance Leases
2025	$6,428	$1,751
2026	5,680	1,751
2027	4,804	1,751
2028	3,890	1,751
2029	2,144	1,751
Thereafter	2,135	1,311
Total lease payments	$25,081	$10,066
Less: imputed interest	(3,414)	(1,628)
Total lease liabilities	$21,667	$8,438

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13.
Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023

2023 Term Loan Facility	$249,375	$—
2020 Term Loan Facility	—	25,000
Unamortized debt issuance costs	(4,273)	—
Total loans outstanding	245,102	25,000
Finance lease liabilities	8,438	—
Total debt	253,540	25,000
Current portion of long-term debt and finance lease liabilities	(3,929)	—
Total long-term debt and finance lease liabilities, less current portion	$249,611	$25,000

2023 Revolving Credit Facility

On June 21, 2023, the Company entered into a revolving facility credit agreement (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and other agents, lenders and letter of credit issuers parties. The agreement provides for a $224,000 secured revolving credit facility (the “2023 Revolving Credit Facility”), which includes a $20,000 letter of credit subfacility. The 2023 Revolving Credit Facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month term SOFR plus 1.0% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the agreement) at the time of the applicable borrowing. The 2023 Revolving Credit Facility was not in place as of March 31, 2023, and as of March 29, 2024, there were no outstanding borrowings under the 2023 Revolving Credit Facility.

The Company will also pay a quarterly commitment fee of 0.20% to 0.25% on the daily amount by which the commitments under the 2023 Revolving Credit Facility exceed the outstanding loans and letters of credit under the 2023 Revolving Credit Facility. The agreement contains certain covenants applicable to the Company and its subsidiaries, including limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain a Total Net Leverage Ratio of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for four fiscal quarters subsequent to the Company completing an acquisition in excess of $500,000. The Company is in compliance with its loan debt covenants as of March 29, 2024.

The 2023 Revolving Credit Agreement provides for customary events of default. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies.

2023 Term Loan Facility

On October 31, 2023, the Company entered into a $250,000 term loan maturing in 2030 (the “2023 Term Loan Facility”), the proceeds of which were used to refinance the $25,000 outstanding balance under the 2020 Term Loan Facility (as defined below) and to finance, in part, the acquisition of Crocus. The 2023 Term Loan Facility was executed as an incremental amendment to the 2023 Revolving Credit Agreement. The Term Loan Facility amortizes at a rate of 0.25% per quarter and the initial margin applicable to the 2023 Term Loan Facility is 2.75% for SOFR-based loans and 1.75% for base rate loans.

A payment of $50,000 was applied to the term loan balance on April 30, 2024, which has eliminated future, required minimum quarterly payments. The balance of the loan is required to be paid upon the expected maturity date of October 31, 2030.

2020 Term Loan Facility

On September 30, 2020, the Company entered into a term loan credit agreement with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $325,000 senior secured term loan facility due in fiscal year 2028 (the “2020 Term Loan Facility”). On June 28, 2023, the Company amended the 2020

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Term Loan Facility to replace the LIBOR rate with a Term SOFR-based rate as the applicable interest rate benchmark. On October 31, 2023, the 2020 Term Loan Facility was paid in full in connection with the entry into the 2023 Term Loan Facility.

2020 Revolving Credit Facility

On September 30, 2020, the Company entered into a revolving facility credit agreement with Mizuho Bank, Ltd., as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, providing for a $50,000 senior secured revolving credit facility expiring in 2023 (the “2020 Revolving Credit Facility”). The 2020 Revolving Credit Facility was secured by a lien on the same collateral and on the same basis as the 2020 Term Loan Facility. Interest on the 2020 Revolving Credit Facility was calculated at LIBOR plus 3.75% to 4.00% based on the Company’s net leverage ratio, and LIBOR was subject to a 0.5% floor. Following the entry into the 2023 Revolving Credit Agreement on June 21, 2023, the Company terminated all commitments and obligations under the 2020 Revolving Credit Facility, and there were no outstanding borrowings at the time of termination. The 2020 Revolving Credit Facility was replaced by the 2023 Revolving Credit Facility.

14.
Other Long-Term Liabilities

The composition of other long-term liabilities is as follows:

	March 29, 2024	March 31, 2023
Accrued retirement	$9,069	$8,032
Provision for uncertain tax positions	5,874	2,837
Other long-term liabilities	21	98
Total	$14,964	$10,967

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

Effect on the consolidated statements of operations

Expense related to the non-U.S. defined benefit plan was as follows:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Service cost	$1,345	$1,358	$1,554
Interest cost	907	763	637
Expected return on plan assets	(468)	(301)	(304)
Amortization of prior service cost	(8)	(8)	1
Actuarial loss	33	77	205
Net periodic pension expense	$1,809	$1,889	$2,093

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Changes in the benefit obligations and plan assets for the non-U.S. defined benefit plan were as follows:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023
Obligation and funded status of plan:
Benefit obligation at beginning of year	$14,730	$15,080
Service cost	1,345	1,358
Interest cost	907	763
Prior service cost	62	—
Benefits paid	(1,022)	(1,014)
Actuarial loss (gain)	683	(908)
Foreign currency exchange rate changes	(511)	(549)
Benefit obligation at end of year	$16,194	$14,730
Change in plan assets:
Fair value of plan assets at beginning of year	$7,168	$7,097
Actual return on plan assets	452	(189)
Employer contributions	1,230	1,463
Benefits paid	(937)	(952)
Foreign currency exchange rate changes	(248)	(251)
Fair value of plan assets at end of year	$7,665	$7,168
Underfunded status at end of year	$(8,529)	$(7,562)

The underfunded plan amounts are recognized as a component of other long-term liabilities in the consolidated balance sheets.

The following table presents the obligations and asset information for the non-U.S. defined benefit plan that has a projected benefit obligation in excess of plan assets:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023
Projected benefit obligations	$16,194	$14,730
Plan assets	7,665	7,168
Accumulated benefit obligations	9,666	8,868

The amounts recorded in AOCI for the non-U.S. defined benefit plan for the fiscal years ended March 29, 2024 and March 31, 2023 are further detailed below:

	Net Transition Obligation (Asset)	Net Actuarial Loss	Prior Service Costs	Total
Balance, March 25, 2022, net of tax	$183	$1,896	$(77)	$2,002
2023 change in AOCI for non-U.S. defined benefit plan	(11)	36	(14)	11
Amounts in AOCI before tax	172	1,932	(91)	2,013
Less tax expense	43	483	(23)	503
Balance, March 31, 2023, net of tax	$129	$1,449	$(68)	$1,510
2024 change in AOCI for non-U.S. defined benefit plan	14	1,079	(11)	1,082
Amounts in AOCI before tax	143	2,528	(79)	2,592
Less tax expense	36	632	(20)	648
Balance, March 29, 2024, net of tax	$107	$1,896	$(59)	$1,944

There is no significant actuarial net gain or loss included in AOCI as of March 29, 2024 that is expected to be amortized into net periodic benefit cost over the next fiscal year.

As of March 29, 2024, the Company does not expect a significant return of plan assets during the next 12 months.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Assumptions and Investment Policies

The actuarial assumptions and methodologies used in determining the projected benefit obligation and net periodic benefit cost are reviewed on an annual basis. The primary assumptions include the Non-U.S. assumed discount rates, the Non-U.S. expected long-term returns on plan assets, and the Non-U.S. rate of compensation increases.

Weighted-Average Assumptions Used to Determine Projected Benefit Obligation

	March 29, 2024	March 31, 2023
Non-U.S. assumed discount rate	6.21%	6.63%
Non-U.S. rate of compensation increases	5.50%	5.50%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 29, 2024	March 31, 2023	March 25, 2022
Non-U.S. assumed discount rate	6.21%	6.63%	5.58%
Non-U.S. expected long-term return on plan assets	5.54%	6.40%	4.10%
Non-U.S. rate of compensation increases	5.50%	5.50%	5.50%

Information on Plan Assets

The table below sets forth the fair value of the entity’s plan assets using the same three-level hierarchy of fair value inputs described in Note 2, “Summary of Significant Accounting Policies”:

	Fair Value at March 29, 2024	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$2,629	$2,629	$—	$—
Unit investment trust fund	1,307	—	1,307	—
Loans	574	—	—	574
Bonds	607	—	607	—
Stocks and other investments	2,548	1,635	4	909
Total	$7,665	$4,264	$1,918	$1,483

	Fair Value at March 31, 2023	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$2,133	$2,133	$—	$—
Unit investment trust fund	1,196	—	1,196	—
Loans	586	—	—	586
Bonds	687	—	687	—
Stocks and other investments	2,566	1,461	3	1,102
Total	$7,168	$3,594	$1,886	$1,688

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The following table shows the change in fair value of Level 3 plan assets:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 26, 2021	$584	$1,133
Additions	308	—
Redemptions	(289)	—
Revaluation of equity securities	(5)	13
Change in foreign currency exchange rates	(45)	(81)
Balance at March 25, 2022	$553	$1,065
Additions	328	—
Redemptions	(280)	—
Revaluation of equity securities	4	75
Change in foreign currency exchange rates	(19)	(38)
Balance at March 31, 2023	$586	$1,102
Additions	303	—
Redemptions	(295)	—
Revaluation of equity securities	(1)	(154)
Change in foreign currency exchange rates	(19)	(39)
Balance at March 29, 2024	$574	$909

The investments in the Company’s major benefit plans largely consist of low-cost, broad-market index funds to mitigate risks of concentration within the market sectors. The appropriate mix of equity and bond investments is determined primarily through the use of detailed asset-liability modeling studies that look to balance the impact of changes in the discount rate against the need to provide asset growth to cover future service cost. The Company has added a greater proportion of fixed income securities to the non-U.S. defined benefit plan with return characteristics that are more closely aligned with changes in liabilities caused by discount rate volatility. There are no significant restrictions on the amount or nature of the investments that may be acquired or held by the plans.

Cash Flows

During the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, the Company contributed approximately $1,230, $1,489 and $1,369 to its non-U.S. pension plan, respectively. The Company expects to contribute approximately $2,535 to its non-U.S. pension plan in fiscal year 2025.

Estimated Future Benefit Payments

The following table projects the benefits expected to be paid to participants from the plans in each of the following fiscal years. The majority of the payments will be paid from Company assets.

Pension Benefits
2025	$1,415
2026	922
2027	1,157
2028	1,563
2029	1,445
Thereafter	10,491
Total	$16,993

Defined Contribution Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”) for U.S.-based employees who satisfy certain eligibility requirements. Eligible employees may defer a portion of their eligible compensation, within prescribed limits, through contributions to the 401(k) Plan. The Company matches participants’ contributions, up to a maximum of 5% of a participant’s eligible compensation, up to the statutory compensation limit, and these matching contributions are fully vested as of the date they are made. Matching contributions totaled $5,956, $4,708 and $4,074 for the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company also has a defined contribution plan (the “Plan”) covering substantially all of its European employees. Contributions to the Plan totaled approximately $1,549, $1,248 and $1,065 for the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, respectively.

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

Indemnification

From time to time, the Company has agreed to indemnify and hold harmless certain customers for potential allegations of infringement of intellectual property rights and patents arising from the use of its products. To date, the Company has not recognized or incurred any costs in connection with such indemnification arrangements.

Environmental Matters

The Company establishes accrued liabilities for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the consolidated statements of operations during the period such determination was made. No significant environmental contingencies have been recorded.

17.
Net Income per Share

The following table sets forth the basic and diluted net income attributable to Allegro MicroSystems, Inc. per share.

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Net income attributable to Allegro MicroSystems, Inc.	$152,697	$187,357	$119,407

Basic weighted average common shares	192,573,169	191,197,452	189,748,427
Dilutive effect of common stock equivalents	2,101,183	2,490,650	2,062,778
Diluted weighted average common shares	194,674,352	193,688,102	191,811,205

Basic net income per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.79	$0.98	$0.63

Diluted net income per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.78	$0.97	$0.62

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The computed net income per share for the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022 does not assume conversion of securities that would have an antidilutive effect on income per share. The following represents contingently issuable shares excluded from the computation of net income per share, as such shares would have an antidilutive effect:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
RSUs	40,257	17,586	—
PSUs	129,837	—	—
ESPP	—	—	3,622
Total	170,094	17,586	3,622

The following represents issued and issuable weighted average share information underlying our outstanding RSUs, PSUs and participation in the ESPP for the respective periods:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
RSUs	888,811	1,039,547	1,066,406
PSUs	1,210,124	1,435,883	996,372
ESPP	2,248	15,220	—
Total	2,101,183	2,490,650	2,062,778

18.
Stock-Based Compensation

The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees over the related requisite service period, including PSUs, RSUs and restricted shares (all part of our 2020 Omnibus Incentive Compensation Plan). Upon meeting the time-based vesting and, if applicable, any performance conditions, common shares of the Company (net of applicable tax withholding) are issued to the employee in exchange for each share-based unit.

RSUs generally have time-based vesting requirements with equal and annual graded vesting over approximately three years subsequent to the grant date. Upon voluntary termination of employment by any employee who is “retirement eligible” as of his or her termination date, the next vesting after the termination of employment will continue to vest. In order to be retirement eligible, an employee must be at least 62 years old, have completed a minimum of five years of service with the Company, and have provided at least three months’ prior written notice of termination of employment. All outstanding employee and director RSU awards are eligible for dividend equivalents regardless of vesting status.

Restricted Stock Units

The following table summarizes RSU activity for the fiscal year ended March 29, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 31, 2023	2,251,224	$23.85	1.27	$108,036
Granted	1,112,545	36.14
Issued	(979,332)	23.57
Forfeited	(168,816)	28.52
Outstanding - March 29, 2024	2,215,621	$29.82	1.03	$59,733

The weighted-average grant fair value per share for RSUs granted during the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022 was $36.14, $23.65, $26.00, respectively. The stock-based compensation expense related to non-vested awards not yet recorded at March 29, 2024 was $43,404, which is expected to be recognized over a weighted-average of 1.03 years.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The total fair value of RSUs vested was $23,032, $29,732 and $12,650 during the fiscal years ended March 29, 2024, March 31, 2023 and March 25, 2022, respectively.

Performance Stock Units

The Company also awards PSUs to its senior personnel based on achievement of metrics tied to financial plans approved by its Board of Directors for establishing target performances. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. PSU awards are generally earned upon the completion of a multi-year performance period. Whether units are earned at the end of the performance period is determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving various metrics such as revenue targets and cumulative earnings before income taxes, depreciation and amortization levels for the performance period, and also include a performance objective relating to relative total shareholder return. Depending on the results achieved over the multi-year performance period, the actual number of shares that a grant recipient may receive during and at the end of the period ranges from 0% to 200% of the Target Shares granted.

The weighted-average fair value of the PSUs granted during the year was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023
Performance term	2.87 years	2.81 years
Volatility	47.70%	51.30%
Risk-free rate of return	3.68%	2.76%
Dividend yield	—%	—%
Weighted-average fair value per share	$43.83	$30.69

The following table summarizes PSU activity for the fiscal year ended March 29, 2024:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 31, 2023	2,748,347	$23.47	2.63	$131,893
Granted	333,857	39.04
Excess shares issued due to achievement of performance conditions	500,451	17.65
Issued	(1,062,884)	21.43
Forfeited	(90,378)	23.87
Outstanding - March 29, 2024	2,429,393	$25.64	2.32	$65,496

Included in the outstanding shares are 76,306 and 396,171 PSUs as of March 29, 2024 and March 31, 2023, respectively, that have vested but have not been issued. PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at March 29, 2024 was $16,201, which is expected to be recognized over a weighted average of 2.32 years.

The total grant fair value of PSUs vested was $22,777 and $12,127 during the fiscal years ended March 29, 2024 and March 31, 2023, respectively. There were no PSUs that had vested during fiscal year March 25, 2022.

Employee Stock Purchase Plan

3,265,315 shares of the Company’s common stock are available for future issuance under the ESPP, which includes (a) 832,400 shares of common stock initially available for issuance under the ESPP, and (b) an additional 2,432,915 shares of common stock that may become issuable under the ESPP pursuant to its terms.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The weighted-average fair value of the ESPP shares was determined using the Black-Scholes model incorporating the following weighted-average assumptions:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Expected performance term	0.50 years	0.50 years	0.50 years
Volatility	40.97%	44.99%	48.10%
Risk-free rate of return	5.35%	3.58%	0.10%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	$9.51	$6.83	$8.25

The Company recorded stock-based compensation expense on its consolidated statements of operations as follows:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
RSUs	$28,162	$33,708	$19,918
PSUs	12,825	26,890	11,997
ESPP	1,438	921	1,099
Other	32	279	534
Total	$42,457	$61,798	$33,548

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Cost of sales	$5,359	$5,090	$3,176
Research and development	13,894	9,496	3,933
Selling, general and administrative	23,204	47,212	26,439
Total stock-based compensation	$42,457	$61,798	$33,548

19.
Income Taxes

The components of income before provision for income taxes include the following:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Income before provision for income taxes attributable to:
Domestic operations	$183,524	$190,107	$121,883
Foreign operations	11,273	21,239	18,863
Total	$194,797	$211,346	$140,746

Significant components of the provision for income taxes are as follows:

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Current:
Federal	$16,086	$53,973	$7,779
State	1,319	472	1,553
Foreign	43,117	9,523	4,361
Total current	60,522	63,968	13,693
Deferred:
Federal	10,721	(36,276)	7,892
State	(131)	310	371
Foreign	(29,203)	(4,150)	(765)
Total deferred	(18,613)	(40,116)	7,498
Total income tax provision	$41,909	$23,852	$21,191

The difference between the tax provision at the statutory federal tax rate and the provision for income taxes is as follows:

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Tax provision at U.S. statutory rate	$40,907	$44,383	$29,557
State income taxes, net of federal benefit	1,106	1,027	2,370
Foreign derived intangible income	(25,612)	(25,391)	(9,066)
Research and development tax credit	(6,188)	(3,641)	(2,823)
Stock-based compensation	(956)	(1,025)	(230)
Cumulative provision-to-return	(1,147)	(914)	(590)
Gain on contingent purchase price reduction	—	(588)	(420)
Subpart F income, net of credits	(168)	(307)	283
Provision for uncertain tax positions	827	(81)	(17)
162(m) limitation	3,010	8,931	3,988
Foreign tax rate	2,632	954	(157)
Deferred tax remeasurement	—	651	—
Transaction costs	1,848	338	307
CARES carryback claim and amended returns	—	—	(2,031)
Entity restructuring	25,921	—	—
Other	(271)	(485)	20
Total income tax provision	$41,909	$23,852	$21,191

Entity restructuring relates to post-acquisition integrations to align business operations and integrate Crocus’s assets and workforce into the Company’s existing affiliates. The Company engaged in an intra-entity asset sale which resulted in a taxable gain reduced by NOLs in France and the generation and utilization of foreign tax credits in the U.S. Assets were transferred at fair market value pursuant to a valuation. The entity restructuring increased the effective tax rate primarily because a deferred tax liability was established on the difference between the fair market value and book value of Crocus’s intellectual property transferred to the U.S.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 29, 2024	March 31, 2023
Deferred income tax assets:
Capitalized research and development costs	$62,651	$30,582
Bonuses, sales commissions and other compensation	9,407	11,506
Inventory and sales related	16,766	8,730
Stock-based compensation	4,544	3,842
Tax credits	3,290	3,220
Lease liability	2,388	2,479
Property, plant and equipment, net	157	—
Other accruals and reserves	2,653	2,803
Net operating loss carryforward	8,589	361
Gross deferred income tax assets	110,445	63,523
Valuation allowance for deferred income tax assets	(3,160)	(3,581)
Total deferred income tax assets	107,285	59,942
Deferred income tax liabilities:
Equity method and other investments	(1,782)	(4,172)
Intangibles, net	(48,875)	(1,090)
Property, plant and equipment, net	—	(1,930)
Right-of-use asset	(2,132)	(2,391)
Total deferred income tax liabilities	(52,789)	(9,583)
Net deferred income tax assets	$54,496	$50,359

Pursuant to the 2017 Tax Cuts and Jobs Act, U.S. tax law requires us to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, respectively (“174 Capitalization”). The impact of 174 Capitalization to our deferred tax assets is $62,651.

As part of the recent Crocus acquisition, the Company acquired Net Operating Loss (“NOL”) and Research and Development (“R&D”) Credit carryforwards. The Internal Revenue Code of 1986, as amended (“IRC”), provides for a limitation of the annual use of NOLs, R&D Credits, and other tax attributes following certain ownership changes that limit the ability to utilize NOL and R&D Credit carryforwards. Under IRC Sections 382 and 383 an ownership change is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period. Crocus had multiple ownership changes and based on the existing Section 382 and 383 limitations its attributes are also subject to valuation allowances. Our initial estimate, which may be revised during the measurement period, of Crocus’s gross utilizable Federal NOLs, State NOLs, and R&D credit carryforward, is $36,697, $10,345, and $351, respectively.

NOLs may be available to reduce future taxable income. As of March 29, 2024 the company had net Federal NOLs of $7,707 that were generated after December 31, 2017 and therefore carryforward indefinitely. As of March 29, 2024, the Company had various net state NOLs of $722 which may be available to reduce future taxable income through fiscal year 2043. Additionally, Allegro also has net state NOLs of $160 that have been fully offset by a valuation allowance.

As of March 29, 2024, the Company had net state research and development tax credit (“R&D Credit”) carryforwards of $290 which may be available to reduce future taxable income indefinitely. Additionally, Allegro also has net R&D credit carryforwards of $3,000 that have been fully offset by a valuation allowance.

The Company’s intent is to permanently reinvest and use its existing foreign cash to fund its subsidiaries’ working capital needs, short-term and long-term capital projects, and to make investments and acquisitions. It is impracticable for the Company to determine the amount of the unrecognized tax liability due to the notional assumptions required and the complexities associated with these hypothetical calculations. No deferred tax liability has been established with respect to unremitted earnings and outside basis difference in its foreign subsidiaries.

The Company filed carryback claims allowable under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) to utilize NOLs and carryover credits generated during fiscal year 2021. As of March 29, 2024, the Company has an outstanding receivable of $11,091 related to these filings that are classified as a long-term tax receivable.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Uncertain Tax Positions

As of March 29, 2024, the Company had $4,980 of gross unrecognized tax benefits, of which $4,968 would impact the effective tax rate, if recognized. As of March 31, 2023, the Company had $2,408 of gross unrecognized tax benefits, of which $2,392 would impact the effective tax rate, if recognized. As of March 25, 2022, the Company had $2,459 of gross unrecognized tax benefits, of which $2,433 would impact the effective tax rate, if recognized. These amounts are recorded as a long-term liability, as the Company does not anticipate payment within one year.

	Fiscal Year Ended
	March 29, 2024	March 31, 2023	March 25, 2022
Beginning balance	$2,408	$2,459	$2,554
Gross acquired - tax positions from prior periods	2,210	—	—
Gross increases - tax positions in prior period	378	—	—
Lapse in statute of limitations	(16)	(51)	(95)
Balance at end of period	$4,980	$2,408	$2,459

The Company believes that all tax positions are adequately provided for; amounts asserted by tax authorities could be greater or less than the accrued position. Accordingly, the Company’s provisions for federal, state and foreign tax related matters to be recorded in the future might change as revised estimates are made, or the underlying matters are settled or otherwise resolved.

The Company’s policy is to classify interest expense and penalties, if any, as components of the income tax provision in the consolidated statements of operations. The Company recorded net increases of $826, $39 and $58 in interest, penalties and releases during fiscal years 2024, 2023 and 2022, respectively. As of March 29, 2024 and March 31, 2023, the amount of accrued interest and penalties totaled approximately $906 and $445, respectively.

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

20.
Related Party Transactions

Transactions Involving Sanken

The Company sells products to, and purchases in-process products from Sanken. As of March 29, 2024, Sanken held approximately 51.0% of the Company’s outstanding common stock.

Net sales of the Company’s products to Sanken totaled $6,161 and $160,763 for the fiscal years ended March 29, 2024 and March 31, 2023, respectively. Although certain costs are shared or allocated, cost of goods sold and gross margins attributable to related party sales are consistent with those of third-party customers. There were no trade accounts receivable, net from Sanken as of March 29, 2024. Trade accounts receivables net of allowances of $4,200 from Sanken, totaled $13,253 as of March 31, 2023. Other accounts receivable from Sanken totaled $160 and $241 for the fiscal years ended March 29, 2024 and March 31, 2023, respectively.

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

Purchases of various products from PSL totaled $60,426 and $58,056 for the fiscal years ended March 29, 2024 and March 31, 2023, respectively. Accounts payable to PSL included in amounts due to related party totaled $1,621 and $4,682 as of March 29, 2024 and March 31, 2023, respectively.

Effective January 26, 2023, the Company and PSL entered into a new Wafer Foundry Agreement (“WFA”) for the fabrication of wafers. The WFA replaced the previous Wafer Foundry Agreement with PSL, dated April 12, 2013, which was due to expire on March 31, 2023. The WFA has a three-year term, and auto renews for subsequent one-year terms, unless terminated by either party providing two years notice. Pursuant to the WFA, the Company will provide a rolling annual forecast for three years, the first two years of which will be binding. If the Company fails to purchase the forecasted number of wafers for either of the first two years, it will pay a penalty for any shortfall for the given year. The parties also agreed upon production lead-times, as well as wafer, alignment, and mask pricing for the first two years of the term. Any changes to such pricing are subject to mutual agreement.

On April 25, 2024, the Company, Sanken, PSL and PS Investment Aggregator, L.P. (“Subscriber”) entered into a Sale and Subscription Agreement pursuant to which Subscriber and an affiliate of Subscriber will make capital contributions to PSL of, in the aggregate, $175,000 in exchange for equity interests in PSL (the “PSL Transaction”). The PSL Transaction is subject to a number of conditions to closing, including the contribution of outstanding PSL indebtedness held by each of the Company (the PSL Promissory Notes described below) and Sanken in exchange for new PSL equity units to recapitalize PSL prior to Closing and PSL receiving confirmation from the United States Department of Commerce, the United States Department of the Treasury and/or the State of Minnesota that it or they have awarded at least $310,700 in aggregate direct funding and tax credits pursuant to the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) or other grant-based funding program on terms and conditions acceptable to the Subscriber as well as other customary closing conditions. The PSL Agreement also contemplates that following closing, the Company, Sanken and Subscriber shall engage in a series of reorganization transactions after which the Company will no longer directly own PSL and will instead own approximately 10.2% of PSL’s ultimate parent entity (“Polar Parent”). In connection with this reorganization, it is contemplated that the Company, Sanken and Subscriber shall enter into a new partnership agreement for Polar Parent to account for the reorganization into a limited partnership structure.

Notes Receivable from PSL

On December 2, 2021, AML entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments of principal and interest accrued at 1.26% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1st, July 1st, October 1st, and January 1st). On July 1, 2022, PSL borrowed an additional $7,500 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). The Secondary PSL Loan will be repaid in equal installments of principal and interest accrued at 2.99% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1st, July 1st, October 1st, and January 1st). The loan funds were used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of March 29, 2024, the outstanding balance of the PSL Promissory Notes was $8,438. During the year ended March 29, 2024, PSL made quarterly payments to AML totaling $3,987, which included $237 of interest income.