Form 10-Q
period 2024-06-28
ALLEGRO MICROSYSTEMS, INC.
filed 2024-08-02
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2024

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	ALGM	The Nasdaq Stock Market LLC

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

As of July 29, 2024, the registrant had 193,920,480 shares of common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 29, 2024, filed with the Securities and Exchange Commission (“SEC”) on May 23, 2024 (the “2024 Annual Report”), and those identified in the “Risk Factors” section of our Prospectus on Form S-3ASR dated July 23, 2024 and Prospectus Supplement on Form 424B5 dated July 23, 2024, as any such factors may be updated from time to time in our Quarterly Reports on Form 10-Q, and our other filings with the SEC.

You should read this Quarterly Report and the documents that we reference completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. All forward-looking statements speak only as of the date of this Quarterly Report, and except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements, whether as a result of any new information, future events, or otherwise.

Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Allegro” refer to the operations of Allegro MicroSystems, Inc. and its consolidated subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	June 28, 2024	March 29, 2024
Assets
Current assets:
Cash and cash equivalents	$173,136	$212,143
Restricted cash	11,041	10,018
Trade accounts receivable, net	63,358	118,508
Accounts receivable due from related party	39	207
Inventories	175,901	162,302
Prepaid income taxes	29,411	31,908
Prepaid expenses and other current assets	33,647	33,377
Current portion of related party notes receivable	3,750	3,750
Total current assets	490,283	572,213
Property, plant and equipment, net	319,763	321,175
Operating lease right-of-use assets, net	20,423	20,374
Deferred income tax assets	59,589	54,496
Goodwill	202,292	202,425
Intangible assets, net	271,723	276,854
Related party notes receivable, less current portion	3,750	4,688
Equity investment in related party	26,270	26,727
Other assets	54,797	51,651
Total assets	$1,448,890	$1,530,603
Liabilities, Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$35,346	$35,964
Amounts due to related party	4,895	1,626
Accrued expenses and other current liabilities	58,702	71,126
Current portion of operating lease liabilities	5,183	5,263
Current portion of long-term debt	1,411	3,929
Total current liabilities	105,537	117,908
Long-term debt	202,589	249,611
Operating lease liabilities, less current portion	16,045	16,404
Other long-term liabilities	14,877	14,964
Total liabilities	339,048	398,887
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 193,836,578 shares issued and outstanding at June 28, 2024; 1,000,000,000 shares authorized, 193,164,609 issued and outstanding at March 29, 2024	1,938	1,932
Additional paid-in capital	693,253	694,332
Retained earnings	445,337	463,012
Accumulated other comprehensive loss	(31,946)	(28,841)
Equity attributable to Allegro MicroSystems, Inc.	1,108,582	1,130,435
Non-controlling interests	1,260	1,281
Total stockholders’ equity	1,109,842	1,131,716
Total liabilities, non-controlling interests and stockholders’ equity	$1,448,890	$1,530,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Net sales	$166,919	$278,293
Cost of goods sold	92,148	120,343
Gross profit	74,771	157,950
Operating expenses:
Research and development	45,204	42,975
Selling, general and administrative	40,197	44,229
Total operating expenses	85,401	87,204
Operating (loss) income	(10,630)	70,746
Other income (expense):
Interest expense	(5,377)	(769)
Interest income	494	843
Other income (expense), net	(1,060)	(2,716)
(Loss) income before income taxes	(16,573)	68,104
Income tax provision	1,040	7,215
Net (loss) income	(17,613)	60,889
Net income attributable to non-controlling interests	62	39
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(17,675)	$60,850
Net (loss) income per common share attributable to Allegro MicroSystems, Inc.:
Basic	$(0.09)	$0.32
Diluted	$(0.09)	$0.31
Weighted average shares outstanding:
Basic	193,465,708	191,997,330
Diluted	193,465,708	194,991,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Net (loss) income	$(17,613)	$60,889
Net income attributable to non-controlling interests	62	39
Net (loss) income attributable to Allegro MicroSystems, Inc.	(17,675)	60,850
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(3,188)	(458)
Comprehensive (loss) income	(20,863)	60,392
Other comprehensive gain attributable to non-controlling interests	83	44
Comprehensive (loss) income attributable to Allegro MicroSystems, Inc.	$(20,780)	$60,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at March 31, 2023	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
Net income	—	—	—	—	—	60,850	—	39	60,889
Employee stock purchase plan issuances			76,204	1	1,898				1,899
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	541,288	5	11,037	—	—	—	11,042
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(12,422)	—	—	—	(12,422)
Foreign currency translation adjustment	—	—	—	—	—	—	(414)	(44)	(458)
Balance at June 30, 2023	—	$—	192,371,784	$1,924	$674,692	$371,165	$(21,198)	$1,182	$1,027,765

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at March 29, 2024	—	$—	193,164,609	$1,932	$694,332	$463,012	$(28,841)	$1,281	$1,131,716
Net loss	—	—	—	—	—	(17,675)	—	62	(17,613)
Employee stock purchase plan issuances			—	—	—	—	—		—
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	671,969	6	10,092	—	—	—	10,098
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(11,171)	—	—	—	(11,171)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,105)	(83)	(3,188)
Balance at June 28, 2024	—	$—	193,836,578	$1,938	$693,253	$445,337	$(31,946)	$1,260	$1,109,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Cash flows from operating activities:
Net (loss) income	$(17,613)	$60,889
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,458	14,273
Amortization of deferred financing costs	781	34
Deferred income taxes	(4,999)	(8,362)
Stock-based compensation	10,118	11,042
Loss on disposal of assets	14	—
Provisions for inventory and expected credit losses	2,377	5,183
Change in fair value of marketable securities	—	3,651
Changes in operating assets and liabilities:
Trade accounts receivable	55,134	(10,321)
Inventories	(15,986)	(27,947)
Prepaid expenses and other assets	(1,715)	(10,200)
Trade accounts payable	200	18,431
Due to and from related parties	3,437	10,102
Accrued expenses and other current and long-term liabilities	(14,010)	(17,112)
Net cash provided by operating activities	34,196	49,663
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,977)	(44,910)
Sales of marketable securities	—	9,971
Net cash used in investing activities	(10,977)	(34,939)
Cash flow from financing activities:
Payment of borrowings under 2023 term loan facility	(50,000)	—
Finance lease payments	(145)	—
Receipts on related party notes receivable	938	938
Payments for taxes related to net share settlement of equity awards	(11,171)	(12,422)
Proceeds from issuance of common stock under employee stock purchase plan awards	—	1,899
Payments of debt issuance costs	—	(1,450)
Net cash used in financing activities	(60,378)	(11,035)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(825)	(73)
Net (decrease) increase in cash and cash equivalents and restricted cash	(37,984)	3,616
Cash and cash equivalents and restricted cash at beginning of period	222,161	358,705
Cash and cash equivalents and restricted cash at end of period:	$184,177	$362,321

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. These unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 29, 2024. The March 29, 2024 condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements. In the opinion of the Company’s management, the financial statements for the interim periods presented reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Financial Periods

The Company’s first quarter three-month period is a 13-week period. The Company’s first quarter of fiscal year 2025 ended June 28, 2024, and the Company’s first quarter of fiscal year 2024 ended June 30, 2023.

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

Concentrations of Credit Risk

As of June 28, 2024, one distributor customer accounted for 10.4% of the Company’s outstanding trade accounts receivable, net. As of March 29, 2024, no distributors or customers accounted for 10% or more of the Company’s outstanding trade accounts receivable, net.

For the three-month period ended June 28, 2024, no distributor or customer accounted for 10% or more of total net sales. For the three-month period ended June 30, 2023, one distributor customer accounted for 12.2% of total net sales.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information of the Company’s tax rate reconciliation, as well as additional disclosures about income taxes paid by jurisdictions. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not anticipate this guidance will have an adverse impact on the results of operations, cash flows, or financial condition, but it will result in expanded disclosure within the financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires incremental disclosures in annual and interim periods related to a public entity’s reportable segments (particularly on segment expenses) but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The Company is evaluating the impact this update will have on its disclosures.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by application, by product and by geography for the three-month periods ended June 28, 2024 and June 30, 2023. The categorization of net sales by application is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by application:

During the preparation of the third quarter fiscal year 2024 interim condensed consolidated financial statements, the Company identified an immaterial error in the classification of net sales by application, whereby customer returns and sales allowances were incorrectly classified by application between Automotive, Industrial and Other in prior periods. There was no impact to previously reported total net sales or net income in any of the periods.

The Company assessed the materiality of the revision qualitatively and quantitatively and determined the revisions to be immaterial to the prior period interim fiscal year 2024, annual fiscal year 2023, and annual fiscal year 2022 consolidated financial statements. All prior period amounts have been revised in the table below.

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Automotive	$131,184	$185,430
Industrial and other	35,735	92,863
Total net sales	$166,919	$278,293

Net sales by product:

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Power integrated circuits	$51,810	$103,988
Magnetic sensors	115,109	174,305
Total net sales	$166,919	$278,293

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Net sales by geography:

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Americas:
United States	$22,267	$48,824
Other Americas	5,224	8,508
EMEA:
Europe	26,906	55,388
Asia:
Japan	40,643	41,580
Greater China	31,860	62,216
South Korea	21,773	29,513
Other Asia	18,246	32,264
Total net sales	$166,919	$278,293

The Company recognizes sales net of returns and sales allowances, which comprises credits issued, price protection adjustments and stock rotation rights. At June 28, 2024 and March 29, 2024, the liability associated with returns and sales allowances, was $39,174 and $44,797, respectively, and was netted against trade accounts receivable in the unaudited condensed consolidated balance sheets.

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of June 28, 2024 and March 29, 2024, measured at fair value on a recurring basis:

	Fair Value Measurement at June 28, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$36,663	$—	$—	$36,663
Restricted cash:
Money market fund deposits	11,041	—	—	11,041
Total assets	$47,704	$—	$—	$47,704

	Fair Value Measurement at March 29, 2024:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$36,192	$—	$—	$36,192
Restricted cash:
Money market fund deposits	10,018	—	—	10,018
Total assets	$46,210	$—	$—	$46,210

Assets and liabilities measured at fair value on a recurring basis also consist of marketable securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans” within the Company’s Annual Report on Form 10-K for the year ended March 29, 2024.

During the three-month periods ended June 28, 2024 and June 30, 2023, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The fair value of the Company’s long-term debt was $197,880 as of June 28, 2024. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period and has been classified as Level 2 within the fair value hierarchy.

5. Trade Accounts Receivable, net

Trade accounts receivable, net, consisted of the following:

	June 28, 2024	March 29, 2024
Trade accounts receivable	$102,604	$163,450
Less:
Provision for expected credit losses	(72)	(145)
Returns and sales allowances	(39,174)	(44,797)
Total	$63,358	$118,508

The provisions for expected credit losses and the changes in the provisions for expected credit losses were not material for any of the periods presented.

6. Inventories

Inventories include material, labor and overhead and consisted of the following:

	June 28, 2024	March 29, 2024
Raw materials and supplies	$8,704	$9,549
Work in process	116,918	110,236
Finished goods	50,279	42,517
Total	$175,901	$162,302

The Company recorded inventory provisions totaling $2,377 and $5,076 for the three-month periods ended June 28, 2024 and June 30, 2023, respectively.

7. Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost and consisted of the following:

	June 28, 2024	March 29, 2024
Land	$24,770	$25,595
Buildings, building improvements and leasehold improvements	63,824	65,626
Machinery and equipment	679,938	674,220
Office equipment	6,812	6,978
Right-of-use asset	8,116	8,218
Construction in progress	42,347	39,052
Total	825,807	819,689
Less accumulated depreciation	(506,044)	(498,514)
Total	$319,763	$321,175

Total depreciation expense amounted to $9,797 and $12,767 for the three-month periods ended June 28, 2024 and June 30, 2023, respectively. Total amortization expense for the right-of-use asset amounted to $349 for the three-month period ended June 28, 2024.

Property, plant and equipment, net, including improvements that significantly add to productive capacity or extend useful life, are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The Company periodically reviews the estimated useful lives of property, plant and equipment. Changes to estimated useful lives are recorded prospectively from the date of the change. Maintenance and repairs expenditures are charged to expense as incurred.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company continues to expand and optimize its global manufacturing capacities, such as by its recent expansion of operations at its Philippines location, as well as its recent acquisition of Crocus Technology International Corp. (“Crocus”). Through its expansion efforts, newly acquired machinery and equipment and continuous maintenance and evaluation of on-hand equipment, the Company recognized advancements in equipment quality indicating increased estimated useful lives. During its first quarter, periodic review of the estimated useful lives of long-lived assets, the Company determined that the useful lives of its machinery and equipment should be increased. Effective March 30, 2024, the Company increased the useful lives of a significant portion of its machinery and equipment from seven years to ten years. These changes decreased depreciation expense by $4,455, decreased interim income tax expense by $3,608 and increased net income by $8,063, or $0.04 per share, for the three months ended June 28, 2024.

8. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 29, 2024	$202,425
Foreign currency translation	(133)
Balance at June 28, 2024	$202,292

Intangible assets, net, were as follows:

	June 28, 2024
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$46,409	$(22,918)	$23,491
Customer relationships	14,940	(3,402)	11,538
Completed technologies	249,408	(15,006)	234,402
Indefinite-lived process technology and trademarks	2,292	—	2,292
Trademarks and other	86	(86)	—
Total	$313,135	$(41,412)	$271,723

	March 29, 2024
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$44,894	$(22,016)	$22,878
Customer relationships	14,977	(3,315)	11,662
Completed technologies	249,758	(9,719)	240,039
Indefinite-lived process technology and trademarks	2,275	—	2,275
Trademarks and other	87	(87)	—
Total	$311,991	$(35,137)	$276,854

Intangible assets amortization expense was $6,312 and $1,506 for the three-month periods ended June 28, 2024 and June 30, 2023, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

9. Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	June 28, 2024	March 29, 2024

2023 Term Loan Facility	$199,375	$249,375
Unamortized debt issuance costs	(3,564)	(4,273)
Total loans outstanding	195,811	245,102
Finance lease liabilities	8,189	8,438
Total debt	204,000	253,540
Current portion of long-term debt and finance lease liabilities	(1,411)	(3,929)
Total long-term debt and finance lease liabilities, less current portion	$202,589	$249,611

2023 Revolving Credit Facility

On June 21, 2023, the Company entered into a revolving facility credit agreement (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and other agents, lenders and letter of credit issuers parties. The agreement provides for a $224,000 secured revolving credit facility (the “2023 Revolving Credit Facility”), which includes a $20,000 letter of credit subfacility. The 2023 Revolving Credit Facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate, or (z) the one-month Term SOFR plus 1.0% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the agreement) at the time of the applicable borrowing. As of June 28, 2024, there were no outstanding borrowings under the 2023 Revolving Credit Facility.

The Company will also pay a quarterly commitment fee of 0.20% to 0.25% on the daily amount by which the commitments under the 2023 Revolving Credit Facility exceed the outstanding loans and letters of credit under the 2023 Revolving Credit Facility. The agreement contains certain covenants applicable to the Company and its subsidiaries, including limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain a Total Net Leverage Ratio of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for four fiscal quarters subsequent to the Company completing an acquisition in excess of $500,000. The Company is in compliance with its loan debt covenants as of June 28, 2024.

The 2023 Revolving Credit Agreement provides for customary events of default. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies.

2023 Term Loan Facility

On October 31, 2023, the Company entered into a $250,000 term loan maturing in 2030 (the “2023 Term Loan Facility”) the proceeds of which were used to refinance the $25,000 outstanding balance under the 2020 Term Loan Facility (as defined below) and to finance, in part, the acquisition of Crocus. The 2023 Term Loan Facility was executed as an incremental amendment to the 2023 Revolving Credit Agreement. The 2023 Term Loan Facility amortizes at a rate of 0.25% per quarter and the initial margin applicable to the 2023 Term Loan Facility is 2.75% for SOFR-based loans and 1.75% for base rate loans.

A payment of $50,000 was applied to the term loan balance on April 30, 2024, which has eliminated future required minimum quarterly payments. The balance of the loan is required to be paid upon the expected maturity date of October 31, 2030.

For a description of the potential modifications to be made to the 2023 Revolving Credit Facility and the 2023 Term Loan Facility in connection with the equity offering and initial share repurchase that the Company completed on July 26, 2024 and July 29, 2024, respectively, please see Note 15, “Subsequent Events.”

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

11. Net (Loss) income per Share

The following table sets forth the basic and diluted net (loss) income attributable to Allegro MicroSystems, Inc. per share:

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(17,675)	$60,850

Basic weighted average shares of common stock	193,465,708	191,997,330
Dilutive effect of common stock equivalents	—	2,994,576
Diluted weighted average shares of common stock	193,465,708	194,991,906

Basic net (loss) income per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.09)	$0.32
Diluted net (loss) income per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.09)	$0.31

The computed net (loss) income per share for the three-month periods ended June 28, 2024 and June 30, 2023 does not assume conversion of securities that would have an antidilutive effect on (loss) income per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net (loss) income per share, as such securities would have an antidilutive effect on net (loss) income per share:

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
RSUs	754,975	—
PSUs	214,527	65,943

The following table represents issued and issuable weighted average dilutive share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan (“ESPP”) for the respective periods:

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
RSUs	—	1,163,894
PSUs	—	1,809,200
ESPP	—	21,482
Total	—	2,994,576

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

12. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three-month period ended June 28, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 29, 2024	2,215,621	$29.82
Granted	1,278,203	28.87
Issued	(762,311)	28.47
Forfeited	(51,109)	29.90
Outstanding at June 28, 2024	2,680,404	$29.76

As of June 28, 2024, total unrecognized compensation expense for awards issued was $72,114, which is expected to be recognized over a weighted-average period of 2.38 years. The total grant date fair value of RSUs vested was $21,696 for the three-month period ended June 28, 2024.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the three-month period ended June 28, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 29, 2024	2,429,393	$25.64
Granted	527,474	31.07
Excess shares issued due to achievement of performance conditions	12,358	13.94
Issued	(301,716)	28.51
Forfeited	(34,731)	34.39
Outstanding at June 28, 2024	2,632,778	$26.21

Included in the outstanding shares are 76,306 shares as of March 29, 2024, that have vested but were issued during three-month period ended June 28, 2024. PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at June 28, 2024 was $28,809, which is expected to be recognized over a weighted average period of 2.33 years. The total grant date fair value of PSUs vested was $8,601 for the three-month period ended June 28, 2024.

The Company recorded stock-based compensation expense in the following expense categories of its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Cost of sales	$561	$2,606
Research and development	3,735	2,868
Selling, general and administrative	5,822	5,568
Total stock-based compensation	$10,118	$11,042

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13. Income Taxes

The Company recorded the following tax provision in its unaudited condensed consolidated statements of operations:

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
Provision for income taxes	$1,040	$7,215
Effective tax rate	(6.3)%	10.6%

The Company’s provision for income taxes is composed of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

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

The decline in the effective tax rate (“ETR”) year-over-year relates primarily to the change in (Loss) Income before income taxes, the impact of FDII benefits and research credits; offset by non-deductible stock-based compensation charges and tax expense from discrete transactions.

14. Related Party Transactions

Transactions involving Sanken Electric Co., Ltd. (“Sanken”)

As of June 28, 2024, Sanken held approximately 50.8% of the Company’s outstanding common stock. On July 23, 2024, the Company entered into a share repurchase agreement with Sanken. See Note 15, “Subsequent Events” for further details related to this agreement.

Although certain costs are shared or allocated, cost of goods sold and gross margins attributable to related party sales are consistent with those of third-party customers. There were no trade accounts receivables, net, from Sanken as of June 28, 2024 or March 29, 2024. Other accounts receivable from Sanken totaled $160 as of March 29, 2024. There were no other accounts receivable from Sanken as of June 28, 2024. Accounts payable to Sanken totaled $3 as of June 28, 2024. There were no accounts payable as of March 29, 2024.

Transactions involving Polar Semiconductor, LLC (“PSL”)

The Company purchases in-process products from PSL, an entity that is 70% owned by Sanken and 30% owned by the Company.

Purchases of various products from PSL totaled $14,956 and $16,102 for the three-month periods ended June 28, 2024, and June 30, 2023, respectively. Accounts payable to PSL included in amounts due to related party totaled $4,892 and $1,621 as of June 28, 2024 and March 29, 2024, respectively.

On April 25, 2024, the Company, Sanken, PSL and PS Investment Aggregator, L.P. (“Subscriber”) entered into a Sale and Subscription Agreement pursuant to which Subscriber and an affiliate of Subscriber will make capital contributions to PSL of, in the aggregate, $175,000 in exchange for equity interest in PSL (the “PSL Transaction”). The PSL Transaction is subject to a number of conditions to closing, including the contribution of outstanding PSL indebtedness held by each of the Company (the PSL Promissory Notes described below) and Sanken in exchange for new PSL equity units to recapitalize PSL prior to Closing and PSL receiving confirmation from the United States Department of Commerce, the United States Department of the Treasury and/or the State of Minnesota that it or they have awarded at least $310,700 in aggregate direct funding and tax credits pursuant to the Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 or other grant-based funding program on terms and conditions acceptable to the Subscriber as well as other customary closing conditions. The PSL Agreement also contemplates that following closing, the Company, Sanken and Subscriber shall engage in a series of reorganization transactions after which the Company will no longer directly own PSL and will instead own approximately 10.2% of PSL’s ultimate parent entity (“Polar Parent”). In connection with this reorganization, it is contemplated that the Company, Sanken and Subscriber shall enter into a new partnership agreement for Polar Parent to account for the reorganization into a limited partnership structure.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Notes Receivable from PSL

On December 2, 2021, Allegro MicroSystems, LLC (“AML”) entered into a loan agreement with PSL wherein PSL provided an initial promissory note to AML for a principal amount of $7,500 (the “Initial PSL Loan”). The Initial PSL Loan will be repaid in equal installments, comprising principal and interest accrued at 1.26% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). On July 1, 2022, PSL borrowed an additional $7,500 under the same terms of the PSL Loan (the “Secondary PSL Loan” and, together with the Initial PSL Loan, the “PSL Promissory Notes”). The Secondary PSL Loan will be repaid in equal installments, comprising of principal and interest accrued at 2.99% per annum, over a term of four years, with payments due on the first day of each calendar year quarter (April 1, July 1, October 1, and January 1). The loan funds were used by PSL to procure a deep ultraviolet scanner and other associated manufacturing tools necessary to increase wafer fabrication capacity in support of the Company’s increasing wafer demand. As of June 28, 2024, the outstanding balance of the PSL Promissory Notes was $7,500. During the three-month period ended June 28, 2024, PSL made required quarterly payments to AML totaling $984, which included $46 of interest.

15. Subsequent Events

On July 23, 2024, the Company entered into a share repurchase agreement with Sanken (the “Share Repurchase Agreement”) pursuant to which the Company agreed to repurchase 38,767,315 shares of the Company’s common stock from Sanken in a privately negotiated transaction. Pursuant to the terms of the Share Repurchase Agreement, Sanken agreed to reimburse the Company for the expenses incurred by the Company in connection with the transactions contemplated by the Share Repurchase Agreement, including a facilitation fee to the Company of $35,000. On July 29, 2024, the Company completed the first closing under the Share Repurchase Agreement, repurchasing 28,750,000 shares of the Company’s common stock for $621,456, which was the public offering price in the Equity Offering that closed on July 26, 2024 (as described below), minus the discount to the underwriters and transaction expenses and fees, including the $35,000 facilitation fee paid to the Company described above (the “First Closing”). The Company used the net proceeds of the Equity Offering to fund the purchase price payable to Sanken at the First Closing, and the shares repurchased in the First Closing were retired. The repurchase of the remainder of the shares of the Company’s common stock that we expect to repurchase from Sanken is expected to occur substantially concurrently with the receipt by the Company of borrowings under the 2023 Revolving Credit Agreement or, otherwise, on another date of our choosing (the “Second Closing”). The Company expects to fund the purchase price payable to Sanken at the Second Closing with cash on hand or additional borrowings under the 2023 Revolving Credit Agreement.

On July 26, 2024, the Company completed an underwritten equity offering of 28,750,000 shares of its common stock at a public offering price of $24.00 per share (the “Equity Offering”) resulting in net proceeds to the Company of approximately $665,850, after deducting $24,150 of underwriting discounts. As described above, Sanken reimbursed the Company for its offering fees and expenses, including the facilitation fee described above. The Equity Offering completed on July 26, 2024 included the exercise of the underwriters’ option to purchase 3,750,000 additional shares of the Company’s common stock. As described above, the Company used the net proceeds of the Equity Offering to complete the First Closing under the Share Repurchase Agreement.

The Company expects to amend the 2023 Revolving Credit Agreement dated as of June 21, 2023, by and among the Company, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and each lender from time to time party thereto to (i) incur new incremental term loans pursuant to the 2023 Term Loan Facility to finance a portion of the repurchase of shares of common stock from Sanken at the Second Closing pursuant to the terms of the Share Repurchase Agreement, (ii) increase the amount of revolving commitments available under the 2023 Revolving Credit Facility by $32,000, (iii) permit under the 2023 Revolving Credit Agreement the repurchase contemplated by the Share Repurchase Agreement with debt proceeds and (iv) make certain other changes. There can be no assurance that the incremental term loans under the 2023 Term Loan Facility or the increase to revolving commitments under the 2023 Revolving Credit Facility (or the aforementioned amendments) will be completed on the terms described herein, or at all.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended March 29, 2024, filed with the SEC on May 23, 2024 ( the “2024 Annual Report”).

In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part I, Item 1A. “Risk Factors” of our 2024 Annual Report and Part II, Item 1A. “Risk Factors” of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three-month periods ended June 28, 2024 and June 30, 2023 relate to the 13-week periods ended June 28, 2024 and June 30, 2023, respectively. All references to “2025,” “fiscal year 2025” or similar references relate to the 52-week period ended March 28, 2025. All references to “2024,” “fiscal year 2024” or similar references relate to the 52-week period ended March 29, 2024.

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

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio now includes more than 1,000 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During the three-month period ended June 28, 2024 and June 30, 2023, we generated $166.9 million and $278.3 million in total net sales, respectively, with $(17.6) million and $60.9 million in net (loss) income, respectively.

Business Updates

On July 23, 2024, we entered into a share repurchase agreement with Sanken (the “Share Repurchase Agreement”) pursuant to which we agreed to repurchase 38,767,315 shares of our common stock from Sanken in a privately negotiated transaction. Pursuant to the terms of the Share Repurchase Agreement, Sanken has agreed to reimburse us for the expenses incurred in connection with the transactions contemplated by the Share Repurchase Agreement, including a facilitation fee of $35.0 million. On July 29, 2024, we completed the first closing under the Share Repurchase Agreement, repurchasing 28,750,000 shares of our common stock for $621.5 million, which was the public offering price in the Equity Offering that closed on July 26, 2024 (as described below), minus the discount to the underwriters and transaction expenses and fees, including the $35.0 million facilitation fee paid to us as described above (the “First Closing”). We used the net proceeds of the Equity Offering to fund the purchase price payable to Sanken at the First Closing, and the shares repurchased in the First Closing were retired. The repurchase of the remainder of the shares of our common stock that we expect to repurchase from Sanken is expected to occur substantially concurrently with the receipt by us of borrowings under the 2023 Revolving Credit Agreement or, otherwise, on another date of our choosing (the “Second Closing”). We expect to fund the purchase price payable to Sanken at the Second Closing with cash on hand or additional borrowings under the 2023 Revolving Credit Agreement.

On July 26, 2024, we completed an underwritten equity offering of 28,750,000 shares of its common stock at a public offering price of $24.00 per share (the “Equity Offering”) resulting in net proceeds to us of approximately $665.9 million, after deducting $24.2 million of underwriting discounts. As described above, Sanken reimbursed us for its offering fees and expenses, including the facilitation fee described above. The Equity Offering completed on July 26, 2024 included the exercise of the underwriters’ option to purchase 3,750,000 additional shares of our common stock. As described above, we used the net proceeds of the Equity Offering to complete the First Closing under the Share Repurchase Agreement.

We expect to amend the 2023 Revolving Credit Agreement dated as of June 21, 2023, by and among the Company, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and each lender from time to time party thereto to (i) incur new incremental term loans pursuant to the 2023 Term Loan Facility to finance a portion of the repurchase of shares of common stock from Sanken in the Second Closing pursuant to the terms of the Share Repurchase Agreement, (ii) increase the amount of revolving commitments available under the 2023 Revolving Credit Facility by $32.0 million, (iii) permit under the 2023 Revolving Credit Agreement the repurchase contemplated by the Share Repurchase Agreement with debt proceeds and (iv) make certain other changes.

On July 31, 2024, we announced the allocation of a $400 million term loan tranche (the “Term Loan”), consisting of new term loans incurred, in relevant part, to (i) finance a portion of the repurchase of shares of common stock from Sanken at the Second Closing pursuant to the terms of the Share Repurchase Agreement, (ii) fully refinance our 2023 Term Loan Facility, and (iii) otherwise use for general corporate purposes. The Term Loan is expected to have a maturity date of October 31, 2030 and to bear interest at an annual rate based on the Secured Overnight Financing Rate plus an interest rate margin of 2.25%, which annual rate represents a 0.50% per annum reduction as compared to our 2023 Term Loan Facility. The foregoing transactions are subject to market and other conditions, and there can be no assurance that the incremental term loans under the 2023 Term Loan Facility or the increase to revolving commitments under the 2023 Revolving Credit Facility (or the aforementioned amendments) will be completed on the terms described herein, or at all.

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

Design Wins with New and Existing Customers

Our end customers continually develop new products in existing and new application areas, and we work closely with our significant original equipment manufacturer customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate sales can be lengthy, typically between two and four years. As a result, our future sales are highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary conditions, we expect the average sales prices (“ASPs”) of our products to decline over time, and we consider design wins to be critical to our future success. We anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win, with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of the customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.

Customer Demand, Orders and Forecasts

Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellation of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. We are currently operating in an inflationary environment for our products.

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

2017 Tax Cuts and Jobs Act

Pursuant to the 2017 Tax Cuts and Jobs Act, beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, for domestic and foreign research, respectively (“174 Capitalization”). The impact of 174 Capitalization for fiscal year 2025 is an increase in annual cash taxes of approximately $15.8 million and a foreign derived intangible income (“FDII”) benefit of $7.7 million. Additionally, the Internal Revenue Service has issued Notice 2024-12 and is expected to issue final guidance which may modify this law or change its impact.

Results of Operations

Three-Month Period Ended June 28, 2024 Compared to Three-Month Period Ended June 30, 2023

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended June 28, 2024 and June 30, 2023.

	Three-Month Period Ended		Three-Month Period Ended		Change
	June 28, 2024	As a % of Net Sales	June 30, 2023	As a % of Net Sales	$	%
		(Dollars in thousands)
Net sales	$166,919	100.0%	$278,293	100.0%	$(111,374)	(40.0)%
Cost of goods sold	92,148	55.2%	120,343	43.2%	(28,195)	(23.4)%
Gross profit	74,771	44.8%	157,950	56.8%	(83,179)	(52.7)%
Operating expenses:
Research and development	45,204	27.1%	42,975	15.4%	2,229	5.2%
Selling, general and administrative	40,197	24.1%	44,229	15.9%	(4,032)	(9.1)%
Total operating expenses	85,401	51.2%	87,204	31.3%	(1,803)	(2.1)%
Operating (loss) income	(10,630)	(6.4)%	70,746	25.4%	(81,376)	(115.0)%
Other income (expense), net:
Interest expense	(5,377)	(3.2)%	(769)	(0.3)%	(4,608)	599.2%
Interest income	494	0.3%	843	0.3%	(349)	(41.4)%
Other income (expense), net	(1,060)	(0.6)%	(2,716)	(1.0)%	1,656	(61.0)%
(Loss) income before income tax provision	(16,573)	(9.9)%	68,104	24.5%	(84,677)	(124.3)%
Income tax provision	1,040	0.6%	7,215	2.6%	(6,175)	(85.6)%
Net (loss) income	(17,613)	(10.6)%	60,889	21.9%	(78,502)	(128.9)%
Net income attributable to non-controlling interests	62	0.0%	39	0.0%	23	59.0%
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(17,675)	(10.6)%	$60,850	21.9%	$(78,525)	(129.0)%

Total net sales

Total net sales decreased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023. The decrease was driven by an overall reduction in inventory levels maintained by customers and corresponding decline in shipments across all end markets. The decline in shipments impacted all applications including e-Mobility products, safety comfort and convenience applications, and broad-based and other industrial applications, including clean energy and automation, data center applications and consumer and smart home products.

Sales Trends by Market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	June 28, 2024	June 30, 2023	Amount	%
	(Dollars in thousands)
Automotive	$131,184	$185,430	$(54,246)	(29.3)%
Industrial and other	35,735	92,863	(57,128)	(61.5)%
Total net sales	$166,919	$278,293	$(111,374)	(40.0)%

Automotive net sales decreased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, primarily due to inventory rebalancing with our automotive contract manufacturing customers looking to manage excess supply, as well as mix across all general markets.

Industrial and other net sales decreased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, primarily due to a decrease in demand of our broad-based and other industrial applications, in addition to distribution inventory reductions.

Sales Trends by Product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	June 28, 2024	June 30, 2023	Amount	%
	(Dollars in thousands)
Power integrated circuits (“PIC”)	$51,810	$103,988	$(52,178)	(50.2)%
Magnetic sensors (“MS”) and other	115,109	174,305	(59,196)	(34.0)%
Total net sales	$166,919	$278,293	$(111,374)	(40.0)%

The decline in PIC sales was driven by a decrease in demand for our motor products. The decrease in MS and other sales was due to a decline in current and isolator products, as well as our magnetic speed and position sensors.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	June 28, 2024	June 30, 2023	Amount	%
	(Dollars in thousands)
Americas:
United States	$22,267	$48,824	$(26,557)	(54.4)%
Other Americas	5,224	8,508	(3,284)	(38.6)%
EMEA:
Europe	26,906	55,388	(28,482)	(51.4)%
Asia:
Japan	40,643	41,580	(937)	(2.3)%
Greater China	31,860	62,216	(30,356)	(48.8)%
South Korea	21,773	29,513	(7,740)	(26.2)%
Other Asia	18,246	32,264	(14,018)	(43.4)%
Total net sales	$166,919	$278,293	$(111,374)	(40.0)%

Americas net sales decreased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, primarily due to the decline in the United States automotive and industrial markets across all applications. In addition, Europe and Other Asia net sales declined in industrial and other markets across all applications, South Korea net sales declined in the automotive industries, primarily safety, comfort and convenience applications, and Greater China net sales declined in automotive markets across all applications which are served through distributors currently managing inventory levels.

Cost of goods sold

Cost of goods sold decreased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, primarily due to a reduction in production volume as well as product mix, offset by an increase in amortization of intangible assets in relation to the acquisition of Crocus Technology International Corp. (“Crocus”).

Cost of goods sold as a percentage of our total net sales was 55.2% and 43.2% for the three-month period ended June 28, 2024 and June 30, 2023, respectively. The increase was primarily due to the reduction in production volume, as well as product mix noted above.

Gross profit and gross margin

Gross profit decreased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, due to the decrease in net sales and product mix noted above.

Gross margin was 44.8% and 56.8% for the three-month period ended June 28, 2024 and June 30, 2023, respectively. The decrease was primarily due to the decline in net sales and product mix noted above.

Research and development expenses

Research and development (“R&D”) expenses increased in the three-month period ended June 28, 2024 in comparison to the comparable period in fiscal year 2024, primarily due to a combined increase in personnel costs.

R&D expenses as a percentage of our total net sales was 27.1% and 15.4% for the three-month periods ended June 28, 2024 and June 30, 2023, respectively. The increase was primarily due to the increased costs noted above in addition to the decline in net sales.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses decreased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, primarily due to a decrease in general operating expenses and outside service costs, partially offset by a combined increase in personnel and severance expenses.

SG&A expenses as a percentage of our total net sales was 24.1% and 15.9% in the three-month periods ended June 28, 2024 and June 30, 2023, respectively. The increase as a percentage of total net sales was primarily due to the factors noted above in addition to the decline in net sales.

Interest expense

Interest expense increased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, due to higher interest payments on the 2023 Term Loan Facility, which was used to finance the acquisition of Crocus.

Interest income

Interest income decreased in the three-month period ended June 28, 2024 compared to the three-month period ended June 30, 2023, primarily due to lower cash balances.

Other income(expense), net

We recorded a foreign currency loss in both of the three-month periods ended June 28, 2024 and June 30, 2023. The foreign currency loss recorded in the three-month period ended June 28, 2024 was primarily due to realized and unrealized gains from our Philippines location. The foreign currency loss recorded in the three-month period ended June 30, 2023, was primarily due to realized and unrealized losses from our United Kingdom location due to the strengthening of the British Pound.

We also recorded investment income of $0.5 million related to our earnings in our money market fund deposits in the three-month period ended June 28, 2024, compared to unrealized losses of $8.9 million, offset by $5.2 million of realized gains during the three-month period ended June 30, 2023.

Income tax provision

Income tax provision and the effective income tax rate were $1.0 million and (6.3)%, respectively, in the three-month period ended June 28, 2024 and $7.2 million and 10.6%, respectively, in the three-month period ended June 30, 2023. The decline in the effective tax rate (“ETR”) year-over-year relates primarily to the change in (Loss) income before income taxes, discrete transactions, and the impact of FDII benefits and research credits; offset by non-deductible stock-based compensation charges.

Liquidity and Capital Resources

As of June 28, 2024, we had $173.1 million of cash and cash equivalents and $384.7 million of working capital, compared to $212.1 million of cash and cash equivalents and $454.3 million of working capital as of March 29, 2024. Working capital is impacted by the timing and extent of our business needs.

We expect to amend the 2023 Revolving Credit Facility as part of the Second Closing under the Share Repurchase Agreement as described above under “Business Updates”. However, there can be no assurance that the incremental term loans under the 2023 Term Loan Facility or the increase to revolving commitments under the 2023 Revolving Credit Facility (or the aforementioned amendments) will be completed on the terms described herein, or at all.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2025 is to utilize cash on hand and capacity under our 2023 Revolving Credit Facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of June 28, 2024, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 16, “Commitments and Contingencies” and Note 15, “Retirement Plans” to the audited consolidated financial statements in the Company’s 2024 Annual Report.

We believe that our existing cash will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or advantageously seek to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our 2023 Revolving Credit Facility or seek additional financing. If we raise additional funds by issuing equity securities that are not used to repurchase existing shares outstanding, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the three-month periods ended June 28, 2024 and June 30, 2023:

	Three-Month Period Ended
	June 28, 2024	June 30, 2023
	(dollars in thousands)
Net cash provided by operating activities	$34,196	$49,663
Net cash used in investing activities	(10,977)	(34,939)
Net cash used in financing activities	(60,378)	(11,035)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(825)	(73)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(37,984)	$3,616

Operating Activities

Net cash provided by operating activities was $34.2 million in the three-month period ended June 28, 2024, resulting primarily from net loss of $17.6 million and noncash charges of $24.7 million, partially offset by a net increase in cash from a decrease in net operating assets and liabilities of $27.1 million. The net decrease in operating assets and liabilities consisted of a $55.1 million decrease in trade accounts receivable, net, a $16.0 million increase in inventories, a $14.0 million decrease in accrued expenses and other current and long-term liabilities, and a $1.7 million increase in prepaid expenses and other assets, partially offset by a $3.4 million increase in net amounts due to related party and a $0.2 million increase in trade accounts payable. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal year 2025. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to the timing of payments pursuant to our annual incentive compensation plan. The increase in prepaid expenses and other assets was mostly due to higher long-term deposits and the timing of tax payments. The decrease in trade accounts receivable, net was primarily a result of decreased sales year-over-year. Trade accounts payable decreased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $5.5 million. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.

Net cash provided by operating activities was $49.7 million in the three-month period ended June 30, 2023, resulting primarily from net income of $60.9 million and noncash charges of $25.8 million, partially offset by a net decrease in cash from an increase in net operating assets and liabilities of $37.0 million. The net increase in operating assets and liabilities consisted of a $27.9 million increase in inventories, a $10.2 million increase in prepaid expenses and other assets, a $17.1 million decrease in accrued expenses and other current and long-term liabilities, and a $10.3 million increase in trade accounts receivable, net, partially offset by a $18.4 million increase in trade accounts payable, and a $10.1 million increase in net amounts due from related parties. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal year 2024. The increase in prepaid expenses and other assets were mostly due to higher long-term deposits and the timing of tax payments, including value-added taxes receivable, insurance and contract costs. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to timing of payments pursuant to our annual incentive compensation plan. The increase in trade accounts receivable, net, was primarily a result of increased sales year-over-year, as well as timing of receipts. Accounts payable increased primarily due to the timing of payments to suppliers and vendors, partially offset by higher operating purchases, including unpaid capital expenditures of $11.7 million. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.

Investing Activities

Net cash used in investing activities was $11.0 million in the three-month period ended June 28, 2024, consisting of purchases of property, plant and equipment.

Net cash used in investing activities was $34.9 million in the three-month period ended June 30, 2023, consisting of purchases of property, plant and equipment of $44.9 million and proceeds from the sale of marketable securities of $10.0 million.

Financing Activities

Net cash used in financing activities was $60.4 million in the three-month period ended June 28, 2024, consisting of a $50.0 million payment on our 2023 Term Loan Facility and $11.2 million of taxes related to the net settlement of equity awards.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2024 Annual Report. There have been no material changes in our critical accounting policies and estimates since March 29, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have not been any material changes in our exposures to market risk since March 29, 2024. For details on the Company’s interest rate, foreign currency exchange rate, and inflation risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our 2024 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2024. Based on the evaluation of our disclosure controls and procedures as of June 28, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors.

Various risk factors associated with our business are included in our Annual Report, as filed with the SEC on May 23, 2024, as supplemented by the risk factors included in the “Risk Factors” section of our Prospectus on Form S-3ASR dated July 23, 2024 and Prospectus Supplement on Form 424B5 dated July 23, 2024, which are available at www.sec.gov. There have been no material changes to those risk factors previously disclosed in our Annual Report, Prospectus and Prospectus Supplement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

During the three-month period ended June 28, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) or Regulation S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit

10.1*	Sale and Subscription Agreement by and among Allegro MicroSystems, Inc., Sanken Electric Co., Ltd., Polar Semiconductor, LLC, and PS Investment Aggregator, L.P., dated as of April 25, 2024.†^

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

* Filed herewith.

** Furnished herewith.

† Certain annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish the omitted annexes and schedules to the Securities and Exchange Commission upon request.

^ Portions of this exhibit (indicated by “[XXX]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type of information that the Company customarily and actually treats as private and confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date: August 2, 2024	By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President and Chief Executive Officer (principal executive officer)

Date: August 2, 2024	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)