Form 10-Q
period 2024-12-27
ALLEGRO MICROSYSTEMS, INC.
filed 2025-01-31
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2024

or

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

As of January 27, 2025, the registrant had 184,125,032 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

		Page

	Forward-Looking Statements	2
PART I.	Financial Information	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of December 27, 2024 and March 29, 2024 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 27, 2024 and December 29, 2023 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three- and nine-month periods ended December 27, 2024 and December 29, 2023 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Equity for the three- and nine-month periods ended December 27, 2024 and December 29, 2023 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 27, 2024 and December 29, 2023 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II.	Other Information	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	Signatures	34

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	December 27, 2024	March 29, 2024
Assets
Current assets:
Cash and cash equivalents	$138,452	$212,143
Restricted cash	10,510	10,018
Trade accounts receivable, net	83,805	118,508
Inventories	193,140	162,302
Prepaid income taxes	36,037	31,908
Prepaid expenses and other current assets	33,683	33,584
Current portion of related party notes receivable	—	3,750
Total current assets	495,627	572,213
Property, plant and equipment, net	320,975	321,175
Operating lease right-of-use assets, net	21,088	20,374
Deferred income tax assets	65,398	54,496
Goodwill	202,101	202,425
Intangible assets, net	261,553	276,854
Related party notes receivable, less current portion	—	4,688
Equity investment in related party	30,914	26,727
Other assets	44,084	51,651
Total assets	$1,441,740	$1,530,603
Liabilities, Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$39,685	$35,964
Amounts due to related party	2,102	1,626
Accrued expenses and other current liabilities	52,346	71,126
Current portion of operating lease liabilities	5,405	5,263
Current portion of long-term debt	1,374	3,929
Total current liabilities	100,912	117,908
Long-term debt	374,729	249,611
Operating lease liabilities, less current portion	16,595	16,404
Other long-term liabilities	15,078	14,964
Total liabilities	507,314	398,887
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 184,042,782 shares issued and outstanding at December 27, 2024; 1,000,000,000 shares authorized, 193,164,609 issued and outstanding at March 29, 2024	1,840	1,932
Additional paid-in capital	1,004,080	694,332
(Accumulated deficit) retained earnings	(38,791)	463,012
Accumulated other comprehensive loss	(34,084)	(28,841)
Equity attributable to Allegro MicroSystems, Inc.	933,045	1,130,435
Non-controlling interests	1,381	1,281
Total stockholders’ equity	934,426	1,131,716
Total liabilities, non-controlling interests and stockholders’ equity	$1,441,740	$1,530,603

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net sales	$177,872	$254,984	$532,182	$802,625
Net sales to related party	—	—	—	6,161
Total net sales	177,872	254,984	532,182	808,786
Cost of goods sold	96,657	121,156	290,534	354,561
Cost of goods sold to related party	—	—	—	2,944
Gross profit	81,215	133,828	241,648	451,281
Operating expenses:
Research and development	43,317	44,396	132,031	130,799
Selling, general and administrative	37,939	52,746	116,221	140,135
Total operating expenses	81,256	97,142	248,252	270,934
Operating (loss) income	(41)	36,686	(6,604)	180,347
Other (expense) income:
Interest expense	(7,762)	(3,854)	(23,492)	(5,381)
Interest income	388	857	1,302	2,550
Loss on change in fair value of forward repurchase contract	—	—	(34,752)	—
Other (expense) income, net	(187)	2,682	(3,712)	30
(Loss) income before income taxes	(7,602)	36,371	(67,258)	177,546
Income tax (benefit) provision	(803)	2,969	(9,233)	17,584
Net (loss) income	(6,799)	33,402	(58,025)	159,962
Net income attributable to non-controlling interests	61	57	185	150
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(6,860)	$33,345	$(58,210)	$159,812
Net (loss) income per common share attributable to Allegro MicroSystems, Inc.:
Basic	$(0.04)	$0.17	$(0.31)	$0.83
Diluted	$(0.04)	$0.17	$(0.31)	$0.82
Weighted average shares outstanding:
Basic	184,011,189	192,724,541	188,886,583	192,384,315
Diluted	184,011,189	194,570,380	188,886,583	194,925,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net (loss) income	$(6,799)	$33,402	$(58,025)	$159,962
Net income attributable to non-controlling interests	61	57	185	150
Net (loss) income attributable to Allegro MicroSystems, Inc.	(6,860)	33,345	(58,210)	159,812
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(7,575)	3,618	(5,328)	(1,188)
Comprehensive (loss) income	(14,435)	36,963	(63,538)	158,624
Other comprehensive gain attributable to non-controlling interests	74	2	85	83
Comprehensive (loss) income attributable to Allegro MicroSystems, Inc.	$(14,361)	$36,965	$(63,453)	$158,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	(Loss) Income	Interests	Total Equity
Balance at September 29, 2023	—	$—	192,469,731	$1,925	$683,891	$436,782	$(25,509)	$1,199	$1,098,288
Net income	—	—	—	—	—	33,345	—	57	33,402
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	577,927	6	10,904	—	—	—	10,910
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(10,732)	—	—	—	(10,732)
Foreign currency translation adjustment	—	—	—	—	—	—	3,620	(2)	3,618
Balance at December 29, 2023	—	$—	193,047,658	$1,931	$684,063	$470,127	$(21,889)	$1,254	$1,135,486

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other	Non-Controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Loss	Interests	Total Equity
Balance at September 27, 2024	—	$—	183,983,240	$1,840	$993,988	$(31,931)	$(26,583)	$1,394	$938,708
Net loss	—	—	—	—	—	(6,860)	—	61	(6,799)
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	59,542	—	10,575	—	—	—	10,575
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(483)	—	—	—	(483)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,501)	(74)	(7,575)
Balance at December 27, 2024	—	$—	184,042,782	$1,840	$1,004,080	$(38,791)	$(34,084)	$1,381	$934,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - continued

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Total Equity
Balance at March 31, 2023	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
Net income	—	—	—	—	—	159,812	—	150	159,962
Employee stock purchase plan issuances	—	—	76,204	1	1,898	—	—	—	1,899
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	1,217,162	12	32,809	—	—	—	32,821
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(24,823)	—	—	—	(24,823)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,105)	(83)	(1,188)
Balance at December 29, 2023	—	$—	193,047,658	$1,931	$684,063	$470,127	$(21,889)	$1,254	$1,135,486

	Preferred Stock		Common Stock		Additional	Retained Earnings	Accumulated Other	Non-Controlling
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Loss	Interests	Total Equity
Balance at March 29, 2024	—	$—	193,164,609	$1,932	$694,332	$463,012	$(28,841)	$1,281	$1,131,716
Net loss	—	—	—	—	—	(58,210)	—	185	(58,025)
Employee stock purchase plan issuances	—	—	82,774	1	1,986	—	—	—	1,987
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	812,714	7	32,198	—	—	—	32,205
Issuance of common stock, net of underwriting discounts	—	—	28,750,000	288	665,562	—	—	—	665,850
Repurchases of common stock	—	—	(38,767,315)	(388)	(377,218)	(443,593)	—	—	(821,199)
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(12,780)	—	—	—	(12,780)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,243)	(85)	(5,328)
Balance at December 27, 2024	—	$—	184,042,782	$1,840	$1,004,080	$(38,791)	$(34,084)	$1,381	$934,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine-Month Period Ended
	December 27, 2024	December 29, 2023
Cash flows from operating activities:
Net (loss) income	$(58,025)	$159,962
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	48,578	49,548
Amortization of deferred financing costs	1,781	292
Deferred income taxes	(11,546)	(28,253)
Stock-based compensation	32,251	32,839
Loss on change in fair value of forward repurchase contract	34,752	—
Provisions for inventory and expected credit losses	7,519	9,851
Change in fair value of marketable securities	—	3,579
Other non-cash reconciling items	6,645	18
Changes in operating assets and liabilities:
Trade accounts receivable	34,356	(2,564)
Inventories	(38,074)	(19,909)
Prepaid expenses and other assets	(1,401)	(13,085)
Trade accounts payable	5,467	(9,604)
Due to and from related parties	564	6,817
Accrued expenses and other current and long-term liabilities	(21,307)	(20,540)
Net cash provided by operating activities	41,560	168,951
Cash flows from investing activities:
Purchases of property, plant and equipment	(34,564)	(110,500)
Acquisition of business, net of cash acquired	319	(408,119)
Sales of marketable securities	—	16,175
Net cash used in investing activities	(34,245)	(502,444)
Cash flow from financing activities:
Net proceeds from Refinanced 2023 Term Loan Facility	193,483	—
Repayment of 2023 Term Loan Facility	(75,000)	—
Borrowings of senior secured debt, net of deferred financing costs	—	245,452
Repayment of 2020 Term Loan Facility	—	(25,000)
Repayment of other debt	—	(743)
Finance lease payments	(703)	—
Receipts on related party notes receivable	1,875	2,813
Payments for taxes related to net share settlement of equity awards	(12,780)	(24,823)
Proceeds from issuance of common stock under employee stock purchase plan	1,987	1,899
Repurchases of common stock	(853,921)	—
Net proceeds from issuance of common stock	665,850	—
Payments of debt issuance costs	—	(1,450)
Net cash (used in) provided by financing activities	(79,209)	198,148
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,305)	375
Net decrease in cash and cash equivalents and restricted cash	(73,199)	(134,970)
Cash and cash equivalents and restricted cash at beginning of period	222,161	358,705
Cash and cash equivalents and restricted cash at end of period:	$148,962	$223,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Allegro MicroSystems, Inc., together with its consolidated subsidiaries (the “Company”), is a global leader in designing, developing and manufacturing sensing and power solutions for motion control and energy-efficient systems in automotive and industrial and other markets. The Company is headquartered in Manchester, New Hampshire and has a global footprint across multiple continents.

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

Financial Periods

The Company’s third quarter three-month period is a 13-week period. The Company’s third quarter of fiscal year 2025 ended December 27, 2024, and the Company’s third quarter of fiscal year 2024 ended December 29, 2023.

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

Concentrations of Credit Risk

As of December 27, 2024, one distributor accounted for 11.2% of the Company’s outstanding trade accounts receivable, net. As of March 29, 2024, no distributor or customer accounted for 10% or more of the Company’s outstanding trade accounts receivable, net.

For the three-month period ended December 27, 2024, one distributor accounted for 11.4% of total net sales. No other distributor or customer accounted for 10% or more of total net sales for the nine-month period ended December 27, 2024. For the nine-month period ended December 29, 2023, one distributor customer accounted for 11.0% of total net sales. No other distributor or customer accounted for 10% or more of total net sales for the three-month period ended December 29, 2023.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information of the Company’s tax rate reconciliation, as well as additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not anticipate this guidance will have an adverse impact on its results of operations, cash flows, or financial condition, but it will result in expanded disclosure within the financial statements.

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

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by market, by product and by geography for the three- and nine-month periods ended December 27, 2024 and December 29, 2023. The categorization of net sales by market is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by market:

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Automotive	$130,066	$194,764	$403,143	$577,515
Industrial and other	47,806	60,220	129,039	231,271
Total net sales	$177,872	$254,984	$532,182	$808,786

Net sales by product:

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Magnetic sensors	$113,842	$153,558	$357,651	$503,635
Power integrated circuits	64,030	101,426	174,531	305,151
Total net sales	$177,872	$254,984	$532,182	$808,786

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Net sales by geography:

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Americas:
United States	$19,229	$28,481	$69,235	$125,029
Other Americas	5,899	7,718	17,549	25,765
EMEA:
Europe	27,296	36,870	81,482	139,209
Asia:
Greater China	50,378	77,331	131,233	209,010
Japan	36,812	42,250	115,171	131,105
South Korea	17,152	27,710	57,096	86,277
Other Asia	21,106	34,624	60,416	92,391
Total net sales	$177,872	$254,984	$532,182	$808,786

The Company recognizes sales net of returns and sales allowances, which comprises credits issued, price protection adjustments and stock rotation rights. At December 27, 2024 and March 29, 2024, the liabilities associated with returns and sales allowances were $48,578 and $44,797, respectively, and were netted against trade accounts receivable in the condensed consolidated balance sheets.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of December 27, 2024 and March 29, 2024, measured at fair value on a recurring basis:

	Fair Value Measurement at December 27, 2024:
	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents:
Money market fund	$35,430	$—	$35,430
Time deposits	—	3,392	3,392
Restricted cash:
Money market fund	10,510	—	10,510
Total assets	$45,940	$3,392	$49,332

	Fair Value Measurement at March 29, 2024:
	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents:
Money market fund	$36,192	$—	$36,192
Restricted cash:
Money market fund	10,018	—	10,018
Total assets	$46,210	$—	$46,210

Assets and liabilities measured at fair value on a recurring basis also consist of government securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans” within the Company’s Annual Report on Form 10-K for the year ended March 29, 2024. The changes in the Company’s defined benefit plan assets were not material for the nine-month period ended December 27, 2024.

During the nine-month periods ended December 27, 2024 and December 29, 2023, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The fair value of the Company’s debt was $376,406 as of December 27, 2024. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period and has been classified as Level 2 within the fair value hierarchy.

5. Trade Accounts Receivable, net

Trade accounts receivable, net, consisted of the following:

	December 27, 2024	March 29, 2024
Trade accounts receivable	$132,747	$163,450
Less:
Provision for expected credit losses	(364)	(145)
Returns and sales allowances	(48,578)	(44,797)
Total	$83,805	$118,508

The changes in the provision for expected credit losses were not material for any of the periods presented.

6. Inventories

Inventories include materials, labor and overhead and consisted of the following:

	December 27, 2024	March 29, 2024
Raw materials and supplies	$9,754	$9,549
Work in process	126,318	110,236
Finished goods	57,068	42,517
Total	$193,140	$162,302

The Company recorded inventory provisions totaling $2,739 and $7,226 for the three- and nine-month periods ended December 27, 2024, respectively, and $429 and $9,865 for the three- and nine-month periods ended December 29, 2023, respectively.

7. Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost and consisted of the following:

	December 27, 2024	March 29, 2024
Land	$24,756	$25,595
Buildings, building improvements and leasehold improvements	65,329	65,626
Machinery and equipment	686,872	674,220
Office equipment	6,787	6,978
Right-of-use asset	7,899	8,218
Construction in progress	53,547	39,052
Total	845,190	819,689
Less accumulated depreciation	(524,215)	(498,514)
Total	$320,975	$321,175

Total depreciation expense amounted to $9,409 and $28,443 for the three- and nine-month periods ended December 27, 2024, respectively, and $15,124 and $41,472 for the three- and nine-month periods ended December 29, 2023, respectively. Total amortization expense for the right-of-use asset amounted to $351 and $1,049 for the three- and nine-month periods ended December 27, 2024, respectively. There was no amortization expense for the three- and nine-month periods ended December 29, 2023.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company continues to expand and optimize its global manufacturing capacities, such as by its recent expansion of operations at its Philippines location, as well as its recent acquisition of Crocus Technology International Corp. (“Crocus”). Through its expansion efforts, newly acquired machinery and equipment and continuous maintenance and evaluation of on-hand equipment, the Company recognized advancements in equipment quality indicating increased estimated useful lives. During its first quarter, periodic review of the estimated useful lives of long-lived assets, the Company determined that the useful lives of its machinery and equipment should be increased. Effective March 30, 2024, the Company increased the useful lives of a significant portion of its machinery and equipment from seven years to ten years. For the three-month period ended December 27, 2024, these changes decreased depreciation expense by $4,460, decreased interim income tax benefit by $4,580 and increased net loss by $120, and no change to net income (loss) per share. For the nine-month period ended December 27, 2024, these changes decreased depreciation expense by $13,378, decreased interim income tax benefit by $6,056 and decreased net loss by $7,322, or $0.04 per share.

8. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 29, 2024	$202,425
Measurement period adjustments	97
Foreign currency translation	(421)
Balance at December 27, 2024	$202,101

In the third quarter of fiscal year 2025, the allocation of the purchase price related to the acquisition of Crocus was finalized.

Intangible assets, net, were as follows:

	December 27, 2024
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$48,636	$(24,660)	$23,976
Customer relationships	14,861	(3,800)	11,061
Completed technologies	249,588	(25,350)	224,238
Indefinite-lived process technology and trademarks	2,278	—	2,278
Trademarks and other	83	(83)	—
Total	$315,446	$(53,893)	$261,553

	March 29, 2024
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$44,894	$(22,016)	$22,878
Customer relationships	14,977	(3,315)	11,662
Completed technologies	249,758	(9,719)	240,039
Indefinite-lived process technology and trademarks	2,275	—	2,275
Trademarks and other	87	(87)	—
Total	$311,991	$(35,137)	$276,854

Intangible assets amortization expense was $6,363 and $19,086 for the three- and nine-month periods ended December 27, 2024, respectively, and $5,071 and $8,076 for the three- and nine-month periods ended December 29, 2023, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

9. Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	December 27, 2024	March 29, 2024
2023 Term Loan Facility	$375,000	$249,375
Unamortized debt issuance costs	(6,329)	(4,273)
Total loans outstanding	368,671	245,102
Finance lease liabilities	7,432	8,438
Total debt	376,103	253,540
Current portion of long-term debt and finance lease liabilities	(1,374)	(3,929)
Total long-term debt and finance lease liabilities, less current portion	$374,729	$249,611

Refinanced 2023 Term Loan Facility

On August 6, 2024, the Company entered into Amendment No. 2 (the “Second Amendment”) to the revolving credit facility credit agreement dated June 21, 2023 (as amended, the “2023 Revolving Credit Agreement” and the credit facility thereunder, as amended, the “2023 Revolving Credit Facility”) among the Company, Allegro MicroSystems, LLC, (“AML”) Morgan Stanley Senior Funding, Inc., as the administrative agent and the collateral agent, and each lender from time to time party thereto. The Second Amendment increased the total capacity of the 2023 Revolving Credit Facility to $256,000.

The Second Amendment provided for a new $400,000 tranche of term loans maturing in 2030 (the “Refinanced 2023 Term Loan Facility”), the proceeds of which were primarily used to repurchase a portion of the Company’s common stock, pursuant to the certain Share Repurchase Agreement discussed in Note 14, repay the 2023 Term Loan Facility (as defined below), pay fees and expenses in connection with the foregoing and for general corporate purposes. The Refinanced 2023 Term Loan Facility amortizes at a rate of 1.00% per annum. The Refinanced 2023 Term Loan Facility bears interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time plus 2.25% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.25%. The Refinanced 2023 Term Loan Facility will mature on October 31, 2030. The Refinanced 2023 Term Loan Facility is subject to covenants consistent with the 2023 Revolving Credit Agreement covenants. As the terms of the refinancing were not substantially different from the terms of the Second Amendment, the refinancing was accounted for as a debt modification. In conjunction with the refinancing, the Company recognized $3,619 as a debt discount which will be amortized to interest expense over the remaining term using the effective interest method. Borrowings under the Second Amendment are collateralized by substantially all of the Company’s assets.

The Company was in compliance with its debt covenants as of December 27, 2024 and March 29, 2024.

A payment of $25,000 was applied to the term loan balance on October 31, 2024, which has eliminated future required minimum quarterly payments. The balance of the loan is required to be paid upon the expected maturity date of October 31, 2030.

2023 Term Loan Facility

On October 31, 2023, the Company entered into a $250,000 term loan maturing in 2030 (the “2023 Term Loan Facility”), the proceeds of which were used to refinance the $25,000 outstanding balance under the term loan credit agreement that the Company entered into on September 30, 2020 with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, and to finance, in part, the acquisition of Crocus. The 2023 Term Loan Facility was executed as an incremental amendment (the “First Amendment”) to the 2023 Revolving Credit Agreement. The 2023 Term Loan Facility amortized at a rate of 0.25% per quarter, and the initial margin applicable to the 2023 Term Loan Facility was 2.75% for SOFR-based loans and 1.75% for base rate loans.

A payment of $50,000 was applied to the term loan balance on April 30, 2024. On August 6, 2024, the 2023 Term Loan Facility was paid in full in connection with the entry into the Second Amendment.

2023 Revolving Credit Facility

On June 21, 2023, the Company entered into the 2023 Revolving Credit Agreement with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto. The 2023 Revolving Credit Agreement provided for the $224,000 2023 Revolving Credit Facility, which includes a $20,000 letter of credit subfacility. Upon entry into the Second Amendment with AML, Morgan Stanley Senior Funding, Inc., as the administrative agent and the collateral agent, and each lender from time to time party thereto, on August 6, 2024, the total capacity of

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

the 2023 Revolving Credit Facility was increased to $256,000. The 2023 Revolving Credit Facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate, or (z) the one-month Term SOFR plus 1.00% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. Issuance costs related to the 2023 Revolving Credit Facility were not significant. As of December 27, 2024, there were no outstanding borrowings under the 2023 Revolving Credit Facility.

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

11. Net (Loss) Income per Share

The following table sets forth the basic and diluted net (loss) income attributable to Allegro MicroSystems, Inc. per share:

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(6,860)	$33,345	$(58,210)	$159,812

Basic weighted average shares of common stock	184,011,189	192,724,541	188,886,583	192,384,315
Dilutive effect of common stock equivalents	—	1,845,839	—	2,540,725
Diluted weighted average shares of common stock	184,011,189	194,570,380	188,886,583	194,925,040

Basic net (loss) income per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.04)	$0.17	$(0.31)	$0.83
Diluted net (loss) income per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.04)	$0.17	$(0.31)	$0.82

The computed net (loss) income per share for the three- and nine-month periods ended December 27, 2024 and December 29, 2023 does not assume conversion of securities that would have an antidilutive effect on (loss) income per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net (loss) income per share, as such securities would have an antidilutive effect on net (loss) income per share if the Company had reported net income for those periods:

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
RSUs	1,844,336	882,656	1,410,165	18,811
PSUs	582,200	246,073	458,054	110,263

The following table represents issued and issuable weighted average dilutive share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan (“ESPP”) for the respective periods:

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
RSUs	—	557,405	—	917,491
PSUs	—	1,287,519	—	1,607,797
ESPP	—	915	—	15,437
Total	—	1,845,839	—	2,540,725

12. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine-month period ended December 27, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 29, 2024	2,215,621	$29.82
Granted	1,486,141	27.79
Issued	(950,692)	28.45
Forfeited	(149,579)	29.14
Outstanding at December 27, 2024	2,601,491	$29.21

As of December 27, 2024, total unrecognized compensation expense for awards issued was $56,267, which is expected to be recognized over a weighted-average period of 1.98 years. The total grant date fair value of RSUs vested was $27,041 for the nine-month period ended December 27, 2024.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the nine-month period ended December 27, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 29, 2024	2,429,393	$25.64
Granted	528,213	31.06
Excess shares issued due to achievement of performance conditions	(6,836)	47.95
Issued	(310,917)	28.81
Forfeited	(65,933)	34.02
Outstanding at December 27, 2024	2,573,920	$26.07

Included in the outstanding shares are 76,306 shares as of March 29, 2024, which have vested but were issued during the nine-month period ended December 27, 2024. PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at December 27, 2024 was $18,084, which is expected to be recognized over a weighted average period of 2.04 years. The total grant date fair value of PSUs vested was $8,958 for the nine-month period ended December 27, 2024.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Cost of goods sold	$802	$1,073	$2,180	$4,625
Research and development	3,960	3,870	11,218	10,340
Selling, general and administrative	5,826	5,977	18,853	17,874
Total stock-based compensation	$10,588	$10,920	$32,251	$32,839

13. Income Taxes

The Company recorded the following income tax (benefit) provision in its condensed consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Income tax (benefit) provision	$(803)	$2,969	$(9,233)	$17,584
Effective tax rate	10.6%	8.2%	13.7%	9.9%

The Company’s income tax (benefit) provision is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

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

The increase in the effective tax rate for the three- and nine-month periods results mainly from a decrease in forecasted GAAP income before taxes, less tax deductions for share-based compensation, and an increase in nondeductible expenses primarily related to the Sanken Electric Co., Ltd. (“Sanken”) and Polar Semiconductor, LLC (“PSL”) transactions discussed in Note 14.

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

To fund the First Closing, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Barclays Capital Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters (the “Underwriters”), on July 24, 2024, pursuant to which the Company agreed to sell 25,000,000 shares of the Company’s common stock, to the Underwriters at a price of $23.16 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 3,750,000 shares of the Company’s common stock at the same purchase price, which option was exercised in full prior to the closing of the Equity Offering.

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

Other transactions involving Sanken

Although certain costs were shared or allocated, cost of goods sold and gross margins attributable to related party sales were consistent with those of third-party customers. There were no trade accounts receivables, net, from Sanken as of December 27, 2024 or March 29, 2024. Other accounts receivable from Sanken totaled $119 and $160 as of December 27, 2024 and March 29, 2024, respectively. As of both December 27, 2024 and March 29, 2024, accounts payable to Sanken were not significant.

As of December 27, 2024, Sanken held approximately 32.5% of the Company’s outstanding common stock.

Transactions involving PSL

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

The Company purchases in-process products from PSL. Purchases of various products from PSL totaled $11,533 and $40,867 for the three- and nine-month periods ended December 27, 2024, respectively, and $14,982 and $45,714 for the three- and nine-month periods ended December 29, 2023, respectively. Accounts payable to PSL included in amounts due to related party totaled $2,102 and $1,621 as of December 27, 2024 and March 29, 2024, respectively.

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

Prior to discharge, during the nine-month period ended December 27, 2024, PSL made required quarterly payments to AML totaling $1,964, which included $89 of interest. The remaining outstanding principal balance and accrued interest on the PSL Promissory Notes of $6,596 was discharged in full in connection with the PSL Agreement.

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

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and nine-month periods ended December 27, 2024 and December 29, 2023 relate to the 13- and 39-week periods ended December 27, 2024 and December 29, 2023, respectively. All references to “2025,” “fiscal year 2025” or similar references relate to the 52-week period ending March 28, 2025. All references to “2024,” “fiscal year 2024” or similar references relate to the 52-week period ended March 29, 2024.

Overview

We are a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific analog power ICs enabling the most critical technologies in the automotive and industrial and other markets. We are a leading supplier of magnetic sensor IC solutions worldwide, based on market share, driven by our market leadership in the automotive market. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, light emitting diode driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and easier for customers to use.

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio includes more than 1,000 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During the three- and nine-month periods ended December 27, 2024, we generated $177.9 million and $532.2 million in total net sales, respectively, with $(6.8) million and $(58.0) million in net loss, respectively. During the three- and nine-month periods ended December 29, 2023, we generated $255.0 million and $808.8 million in total net sales, respectively, with $33.4 million and $160.0 million in net income, respectively.

Business Updates

During the nine-month period ended December 27, 2024, we entered into certain related party transactions with Sanken Electric Co., Ltd (“Sanken”). See Note 14, “Related Party Transactions” to the unaudited condensed consolidated financial statements included in this Quarterly Report for additional information.

Other Key Factors and Trends Affecting Our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:

Inflation

Although inflation has moderated in recent periods, inflation rates in the markets in which we operate have increased and may continue to rise. Inflation in recent quarters has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation and energy costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we have generally been able to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices and releasing new products with improved gross margins, our ability to increase our average selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.

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

Manufacturing Costs and Product Mix

Gross margin has been, and will continue to be, affected by a variety of factors, including the ASPs of our products, product mix in a given period, material costs, yields, manufacturing costs and efficiencies. We believe the primary driver of gross margin is the ASP negotiated between us and our customers relative to material costs and yields. Our pricing and margins depend on the volumes and the features of the products we produce and sell to our customers. As our products mature and unit volumes increase, we expect their ASPs to decline in the long term. We continually monitor and work to reduce the cost of our products and improve the potential value our solutions provide to our customers, as we target new design win opportunities and manage the product life cycles of our existing customer designs. We also maintain a close relationship with our suppliers and subcontractors to improve quality, increase yields and lower manufacturing costs. As a result, these declines often coincide with improvements in manufacturing yields and lower wafer, assembly, and testing costs, which offset some or all of the margin reduction that results from declining ASPs. However, we expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to product mix, new product introductions, transitions into volume manufacturing and manufacturing costs. Gross margin generally decreases if production volumes are lower as a result of decreased demand as it did throughout fiscal year 2025, which leads to a reduced absorption of our fixed manufacturing costs. Gross margin generally increases when the opposite occurs.

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

2017 Tax Cuts and Jobs Act

Pursuant to the 2017 Tax Cuts and Jobs Act, beginning in fiscal year 2023, U.S. tax law now requires us to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, for domestic and foreign research, respectively (“174 Capitalization”). The impact of 174 Capitalization for fiscal year 2025 is an increase in annual cash taxes of approximately $2.0 million and a foreign derived intangible income benefit of approximately $4.0 million. Additionally, the Internal Revenue Service has issued Notice 2024-12 and is expected to issue final guidance which may modify this law or change its impact.

Results of Operations

Three-Month Period Ended December 27, 2024 Compared to Three-Month Period Ended December 29, 2023

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended December 27, 2024 and December 29, 2023.

	Three-Month Period Ended		Three-Month Period Ended		Change
	December 27, 2024	As a % of Net Sales	December 29, 2023	As a % of Net Sales	$	%
		(Dollars in thousands)
Total net sales	$177,872	100.0%	$254,984	100.0%	$(77,112)	(30.2)%
Cost of goods sold	96,657	54.3%	121,156	47.5%	(24,499)	(20.2)%
Gross profit	81,215	45.7%	133,828	52.5%	(52,613)	(39.3)%
Operating expenses:
Research and development	43,317	24.4%	44,396	17.4%	(1,079)	(2.4)%
Selling, general and administrative	37,939	21.3%	52,746	20.7%	(14,807)	(28.1)%
Total operating expenses	81,256	45.7%	97,142	38.1%	(15,886)	(16.4)%
Operating (loss) income	(41)	(0.0)%	36,686	14.4%	(36,727)	(100.1)%
Other (expense) income:
Interest expense	(7,762)	(4.4)%	(3,854)	(1.5)%	(3,908)	101.4%
Interest income	388	0.2%	857	0.3%	(469)	(54.7)%
Other (expense) income, net	(187)	(0.1)%	2,682	1.1%	(2,869)	(107.0)%
(Loss) income before income taxes	(7,602)	(4.3)%	36,371	14.3%	(43,973)	(120.9)%
Income tax (benefit) provision	(803)	(0.5)%	2,969	1.2%	(3,772)	(127.0)%
Net (loss) income	(6,799)	(3.8)%	33,402	13.1%	(40,201)	(120.4)%
Net income attributable to non-controlling interests	61	0.0%	57	0.0%	4	7.0%
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(6,860)	(3.9)%	$33,345	13.1%	$(40,205)	(120.6)%

Total net sales

Total net sales decreased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023. The decrease was primarily driven by an overall reduction in customer-held inventory and resulting in a decline in shipments across all end markets. The decline in shipments impacted nearly all applications, including e-Mobility products, internal combustion engine, safety comfort and convenience applications, and other industrial applications, including clean energy and automation, data center applications, and smart home applications, partially offset by an increase in broad-based industrial applications.

Sales Trends by Market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(Dollars in thousands)
Automotive	$130,066	$194,764	$(64,698)	(33.2)%
Industrial and other	47,806	60,220	(12,414)	(20.6)%
Total net sales	$177,872	$254,984	$(77,112)	(30.2)%

Automotive net sales decreased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023, primarily due to inventory rebalancing with our automotive contract manufacturing customers looking to reduce inventory levels, as well as changes in product mix across all general applications.

Industrial and other net sales decreased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023, primarily due to a decrease in demand for our data center applications, other industrial applications, and sales of smart home applications, partially offset by an increase in broad-based industrial applications.

Sales Trends by Product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”)	$113,842	$153,558	$(39,716)	(25.9)%
Power integrated circuits (“PIC”)	64,030	101,426	(37,396)	(36.9)%
Total net sales	$177,872	$254,984	$(77,112)	(30.2)%

The decrease in MS and other sales was primarily due to a decline in demand for our current and isolator products, as well as our magnetic speed and position sensors, partially offset by an increase of sales for our tunnel magnetoresistance (“TMR”) solutions. The decline in PIC sales was primarily driven by a decrease in demand for our motor products and high performance power products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(Dollars in thousands)
Americas:
United States	$19,229	$28,481	$(9,252)	(32.5)%
Other Americas	5,899	7,718	(1,819)	(23.6)%
EMEA:
Europe	27,296	36,870	(9,574)	(26.0)%
Asia:
Greater China	50,378	77,331	(26,953)	(34.9)%
Japan	36,812	42,250	(5,438)	(12.9)%
South Korea	17,152	27,710	(10,558)	(38.1)%
Other Asia	21,106	34,624	(13,518)	(39.0)%
Total net sales	$177,872	$254,984	$(77,112)	(30.2)%

Greater China net sales decreased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023, primarily driven by reduced net sales of electric vehicles and advanced driver assistance systems applications, offset by an increase in broad-based applications. Americas net sales decreased due to the decline in demand in the United States automotive and industrial and other markets, primarily across all applications. Europe net sales declined in automotive markets, primarily driven by decline in electric vehicles. Other Asia net sales declined in data center applications, offset by an increase in broad-based industrial applications. South Korea net sales declined primarily in safety, comfort and convenience applications.

Cost of goods sold

Cost of goods sold decreased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023, primarily due to a reduction in shipped volume, as well as a change in product mix, partially offset by an increase in amortization of intangible assets in relation to the acquisition of Crocus Technology International Corp. (“Crocus”).

Cost of goods sold as a percentage of our total net sales was 54.3% and 47.5% for the three-month periods ended December 27, 2024 and December 29, 2023, respectively. The increase was primarily due to the reduction in production volume, as well as a change in product mix noted above.

Gross profit and gross margin

Gross profit decreased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023, primarily due to the decrease in net sales and a change in product mix noted above.

Gross margin was 45.7% and 52.5% for the three-month periods ended December 27, 2024 and December 29, 2023, respectively. The decrease was primarily due to the decline in net sales and a change in product mix noted above.

Research and development expenses

Research and development (“R&D”) expenses decreased in the three-month period ended December 27, 2024 compared to the comparable period in fiscal year 2024, primarily due to the reduction of R&D personnel costs, including the annual incentive program and a reduction in depreciation.

R&D expenses as a percentage of our total net sales was 24.4% and 17.4% for the three-month periods ended December 27, 2024 and December 29, 2023, respectively. The increase was primarily due to the decline in net sales, partially offset by the reduction from R&D personnel costs, including the annual incentive program.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses decreased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023, primarily due to a decrease in outside service costs, personnel and severance expenses, and the annual incentive program.

SG&A expenses as a percentage of our total net sales was 21.3% and 20.7% in the three-month periods ended December 27, 2024 and December 29, 2023, respectively. The increase as a percentage of total net sales was primarily due to the decline in net sales, partially offset by a decrease in outside service costs, personnel and severance expenses, and the annual incentive program.

Interest expense

Interest expense increased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023, due to higher interest payments on the Refinanced 2023 Term Loan Facility (as defined in Note 9, “Debt and Other Borrowings” to the unaudited condensed consolidated financial statements included in this Quarterly Report), which increased our total outstanding debt balance.

Interest income

Interest income decreased in the three-month period ended December 27, 2024 compared to the three-month period ended December 29, 2023, primarily due to lower cash and cash equivalent balances.

Other (expense) income, net

The foreign currency loss recorded in the three-month period ended December 27, 2024 was primarily due to realized and unrealized losses from our Philippine location. The foreign currency gain recorded in the three-month period ended December 29, 2023 was primarily due to realized and unrealized gains from our Philippine and France locations.

We recorded a gain of $0.7 million related to our investment in marketable securities and earnings in our money market fund deposits in the three-month period ended December 29, 2023.

Income tax (benefit) provision

Income tax benefit and the effective income tax rate were $(0.8) million and 10.6%, respectively, in the three-month period ended December 27, 2024, compared to income tax provision and effective income tax rate of $3.0 million and 8.2%, respectively, in the three-month period ended December 29, 2023. The increase in the effective tax rate (“ETR”) was mainly due to a decrease in forecasted GAAP income before taxes, less tax deductions for share-based compensation, and an increase in nondeductible expenses primarily related to the share repurchase transaction with Sanken (the “Sanken Transaction”) and PSL financing transaction (the “PSL Transaction” and the closing thereunder, the “PSL Closing”), each of which are described in more detail in Note 14, “Related Party Transactions” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Nine-Month Period Ended December 27, 2024 Compared to Nine-Month Period Ended December 29, 2023

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the nine-month periods ended December 27, 2024 and December 29, 2023.

	Nine-Month Period Ended		Nine-Month Period Ended		Change
	December 27, 2024	As a % of Net Sales	December 29, 2023	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales (1)	$532,182	100.0%	$808,786	100.0%	$(276,604)	(34.2)%
Cost of goods sold (1)	290,534	54.6%	357,505	44.2%	(66,971)	(18.7)%
Gross profit	241,648	45.4%	451,281	55.8%	(209,633)	(46.5)%
Operating expenses:
Research and development	132,031	24.8%	130,799	16.2%	1,232	0.9%
Selling, general and administrative	116,221	21.8%	140,135	17.3%	(23,914)	(17.1)%
Total operating expenses	248,252	46.6%	270,934	33.5%	(22,682)	(8.4)%
Operating (loss) income	(6,604)	(1.2)%	180,347	22.3%	(186,951)	(103.7)%
Other (expense) income:
Interest expense	(23,492)	(4.4)%	(5,381)	(0.7)%	(18,111)	336.6%
Interest income	1,302	0.2%	2,550	0.3%	(1,248)	(48.9)%
Loss on change in fair value of forward repurchase contract	(34,752)	(6.5)%	—	—%	(34,752)	—%
Other (expense) income, net	(3,712)	(0.7)%	30	0.0%	(3,742)	(12,473.3)%
(Loss) income before income taxes	(67,258)	(12.6)%	177,546	22.0%	(244,804)	(137.9)%
Income tax (benefit) provision	(9,233)	(1.7)%	17,584	2.2%	(26,817)	(152.5)%
Net (loss) income	(58,025)	(10.9)%	159,962	19.8%	(217,987)	(136.3)%
Net income attributable to non-controlling interests	185	0.0%	150	0.0%	35	23.3%
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(58,210)	(10.9)%	$159,812	19.8%	$(218,022)	(136.4)%

(1) Our total net sales and cost of goods sold for the periods presented above include related party sales and cost of goods sold generated with Sanken. See our unaudited condensed consolidated financial statements included in this Quarterly Report for additional information regarding our related party net sales for the periods set forth above.

Total net sales

Total net sales decreased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023. The decrease was primarily driven by an overall reduction in customer-held inventory resulting in a decline in shipments across all end markets. The decline in shipments impacted all applications including e-Mobility products, internal combustion engine, safety comfort and convenience applications, and broad-based and other industrial applications, including clean energy and automation, data center applications and consumer and smart home products.

Sales Trends by Market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Nine-Month Period Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(Dollars in thousands)
Automotive	$403,143	$577,515	$(174,372)	(30.2)%
Industrial and other	129,039	231,271	(102,232)	(44.2)%
Total net sales	$532,182	$808,786	$(276,604)	(34.2)%

Automotive net sales decreased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023, primarily due to inventory rebalancing with our automotive contract manufacturing customers looking to reduce inventory levels, as well as changes in product mix across all general markets.

Industrial and other net sales decreased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023, primarily due to a decrease in demand for our data center applications and our broad-based and other industrial applications, in addition to distributor inventory reductions.

Sales Trends by Product

The following table summarizes net sales by product.

	Nine-Month Period Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(Dollars in thousands)
MS	$357,651	$503,635	$(145,984)	(29.0)%
PIC	174,531	305,151	(130,620)	(42.8)%
Total net sales	$532,182	$808,786	$(276,604)	(34.2)%

The decrease in MS and other sales was due to a decline in demand for our current and isolator products, as well as our magnetic speed and position sensors, partially offset by an increase in sales of our TMR solutions. The decline in PIC sales was primarily driven by a decrease in demand for our motor products and high performance power products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Nine-Month Period Ended		Change
	December 27, 2024	December 29, 2023	Amount	%
	(Dollars in thousands)
Americas:
United States	$69,235	$125,029	$(55,794)	(44.6)%
Other Americas	17,549	25,765	(8,216)	(31.9)%
EMEA:
Europe	81,482	139,209	(57,727)	(41.5)%
Asia:
Greater China	131,233	209,010	(77,777)	(37.2)%
Japan	115,171	131,105	(15,934)	(12.2)%
South Korea	57,096	86,277	(29,181)	(33.8)%
Other Asia	60,416	92,391	(31,975)	(34.6)%
Total net sales	$532,182	$808,786	$(276,604)	(34.2)%

In Greater China, net sales decreased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023, primarily due to the decline in automotive markets and industrial markets, offset by broad-based industrial applications, which are served through distributors currently managing inventory levels. Americas net sales decreased primarily due to the decline in the United States automotive and industrial markets across primarily all applications. In addition, Europe net sales declined in automotive and industrial, where demand in broad-based and other industrial applications has declined along with electric vehicles. South Korea net sales declined in the automotive applications, primarily safety, comfort and convenience applications, along with other declines in all auto applications. Other Asia net sales declined across industrial markets and auto markets in general, while Japan net sales declined in internal combustion engines, safety, comfort and convenience applications, advanced driver assistance systems and data center applications, partially offset by an increase in broad-based applications.

Cost of goods sold

Cost of goods sold decreased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023, primarily due to a reduction in shipped volume as well as a change in product mix, partially offset by an increase in amortization of intangible assets in relation to the acquisition of Crocus.

Cost of goods sold as a percentage of our total net sales was 54.6% and 44.2% for the nine-month periods ended December 27, 2024 and December 29, 2023, respectively. The increase was primarily due to the reduction in production volume, as well as a change in product mix noted above.

Gross profit and gross margin

Gross profit decreased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023, due to the decrease in net sales and a change in product mix noted above.

Gross margin was 45.4% and 55.8% for the nine-month periods ended December 27, 2024 and December 29, 2023, respectively. The decrease was primarily due to the decline in net sales and a change in product mix noted above.

Research and development expenses

R&D expenses increased in the nine-month period ended December 27, 2024 compared to the comparable period in fiscal year 2024, primarily due to an increase in R&D supplies, partially offset by a reduction from personnel costs, depreciation and R&D tax credits.

R&D expenses as a percentage of our total net sales was 24.8% and 16.2% for the nine-month periods ended December 27, 2024 and December 29, 2023, respectively. The increase was primarily due to the increase in R&D supplies in addition to the decline in net sales, partially offset by a reduction from personnel costs, depreciation and R&D tax credits noted above.

Selling, general and administrative expenses

SG&A expenses decreased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023, primarily due to a decrease in the annual incentive program and outside service costs, partially offset by an increase in personnel and severance expenses.

SG&A expenses as a percentage of our total net sales was 21.8% and 17.3% in the nine-month periods ended December 27, 2024 and December 29, 2023, respectively. The increase as a percentage of total net sales was primarily due to the decline in net sales, partially offset by a decrease in outside service costs, personnel and severance expenses, and the annual incentive program.

Interest expense

Interest expense increased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023, due to higher interest payments on the Refinanced 2023 Term Loan Facility, which increased our total outstanding debt balance.

Interest income

Interest income decreased in the nine-month period ended December 27, 2024 compared to the nine-month period ended December 29, 2023, primarily due to lower cash and cash equivalent balances.

Loss on change in fair value of forward repurchase contract

We recorded a loss on the change in fair value of a forward repurchase contract in the nine-month period ended December 27, 2024, primarily due to the various settlement dates under the Share Repurchase Agreement with Sanken as part of the Sanken Transaction.

Other (expense) income, net

The foreign currency loss recorded in the nine-month period ended December 27, 2024 was primarily due to realized and unrealized losses from our Philippine location. The foreign currency loss recorded in the nine-month period ended December 29, 2023 was related to our Philippines and United Kingdom locations, offset by gains in our France location.

We also recorded a net loss of $2.8 million as a result of the PSL Closing in the nine-month period ended December 27, 2024 related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of PSL promissory notes that we held, partially offset by $1.2 million of gains related to earnings in our money market fund deposits. We recorded unrealized losses of $11.2 million related to our investment in marketable securities, partially offset by $11.3 million of gains related to sales of our investment in marketable securities and earnings in our money market fund deposits in the nine-month period ended December 29, 2023.

Income tax (benefit) provision

Income tax benefit and the effective income tax rate were $(9.2) million and 13.7%, respectively, in the nine-month period ended December 27, 2024, compared to income tax provision and effective income tax rate of $17.6 million and 9.9%, respectively, in the nine-month period ended December 29, 2023. The increase in the ETR was mainly due to a decrease in forecasted GAAP income before taxes, less tax deductions for share-based compensation, and an increase in nondeductible expenses primarily related to the Sanken Transaction and PSL Transaction.

Liquidity and Capital Resources

As of December 27, 2024, we had $138.5 million of cash and cash equivalents and $394.7 million of working capital, compared to $212.1 million of cash and cash equivalents and $454.3 million of working capital as of March 29, 2024. Working capital is impacted by the timing and extent of our business needs.

On August 6, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the revolving credit facility credit agreement dated June 21, 2023 (as amended, the “2023 Revolving Credit Agreement” and the credit facility thereunder, as amended, the “2023 Revolving Credit Facility”) among the Company, Allegro MicroSystems, LLC, Morgan Stanley Senior Funding, Inc., as the

administrative agent and the collateral agent, and each lender from time to time party there to. The Second Amendment increased the total capacity of the 2023 Revolving Credit Facility to $256 million and provided for a new $400 million tranche of term loans maturing in 2030 (the “Refinanced 2023 Term Loan Facility”), the proceeds of which were used, in relevant part to (i) repurchase a portion of our common stock, (ii) refinance our $250 million term loan maturing in 2030 (the “2023 Term Loan Facility”), (iii) pay fees and expenses in connection with the foregoing and (iv) for general corporate purposes. The Refinanced 2023 Term Loan Facility amortizes at a rate of 1.00% per annum. The Refinanced 2023 Term Loan Facility bears interest, at our option, at a rate equal to (i) Term SOFR in effect from time to time plus 2.25% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.25%. The Refinanced 2023 Term Loan Facility will mature on October 31, 2030.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2025 is to utilize cash on hand and capacity under our 2023 Revolving Credit Facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of December 27, 2024, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 16, “Commitments and Contingencies” and Note 15, “Retirement Plans” to the audited consolidated financial statements in the Company’s 2024 Annual Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the nine-month periods ended December 27, 2024 and December 29, 2023:

	Nine-Month Period Ended
	December 27, 2024	December 29, 2023
	(dollars in thousands)
Net cash provided by operating activities	$41,560	$168,951
Net cash used in investing activities	(34,245)	(502,444)
Net cash (used in) provided by financing activities	(79,209)	198,148
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,305)	375
Net decrease in cash and cash equivalents and restricted cash	$(73,199)	$(134,970)

Operating Activities

Net cash provided by operating activities was $41.6 million in the nine-month period ended December 27, 2024, resulting primarily from a net loss of $58.0 million and noncash charges of $120.0 million, further adjusted by a net decrease in cash from an increase in net operating assets and liabilities of $20.4 million. Noncash charges primarily included increases of $48.6 million for depreciation and amortization, $34.8 million for loss on change in fair value of forward repurchase contract, $32.3 million of stock-based compensation, $7.5 million for provisions for inventory and expected credit losses and $6.6 million of other non-cash reconciling items, partially offset by $11.5 million of deferred income taxes. The net increase in operating assets and liabilities consisted of a $38.1 million increase in inventories, a $21.3 million decrease in accrued expenses and other current and long-term liabilities, partially offset by $34.4 million decrease in trade accounts receivable, net, a $5.5 million increase in trade accounts payable and a $0.6 million increase in net amounts due to related party. The decrease in trade accounts receivable, net was primarily a result of decreased sales year-over-year. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $1.7 million. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in inventories was primarily the result of inventory builds of standard products to support anticipated sales growth. The increase in prepaid expenses and other assets was mostly due to higher long-term deposits and the timing of tax payments. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to the timing of payments pursuant to our annual incentive compensation plan.

Net cash provided by operating activities was $169.0 million in the nine-month period ended December 29, 2023, resulting primarily from net income of $160.0 million and noncash charges of $67.9 million, partially offset by a net decrease in cash from an increase in net operating assets and liabilities of $58.9 million. The net increase in operating assets and liabilities consisted of a $19.9 million increase in inventories, a $20.5 million decrease in accrued expenses and other current and long-term liabilities, a $13.1 million increase in prepaid expenses and other assets, a $2.6 million increase in trade accounts receivable, net, and a $9.6 million decrease in trade accounts payable, partially offset by a $6.8 million increase in net amounts due from related parties. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal year 2024. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to timing of payments pursuant to our annual incentive compensation plan. The increase in prepaid expenses and other assets was mostly due to higher long-term deposits and the timing of tax payments. The increase in trade accounts receivable, net, was primarily a result of increased sales year-over-year, as well as timing of receipts. Trade accounts payable decreased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $2.2 million. The increase in net amounts due to related parties was primarily due to variations in the timing of such payments in the ordinary course of business.

Investing Activities

Net cash used in investing activities was $34.2 million in the nine-month period ended December 27, 2024, primarily consisting of purchases of property, plant and equipment.

Net cash used in investing activities was $502.4 million in the nine-month period ended December 29, 2023, consisting of payments related to the acquisition of Crocus of $408.1 million and purchases of property, plant and equipment of $110.5 million, partially offset by proceeds from the sale of marketable securities of $16.2 million.

Financing Activities

Net cash used in financing activities was $79.2 million in the nine-month period ended December 27, 2024, consisting of $853.9 million of repurchases of our common stock, $75.0 million of payment on our 2023 Term Loan Facility and $12.8 million of taxes related to the net settlement of equity awards, partially offset by the issuance of common stock of $665.9 million, net proceeds of $193.5 million from the Refinanced 2023 Term Loan Facility, proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payment from PSL on our related party loan.

Net cash provided by financing activities was $198.1 million in the nine-month period ended December 29, 2023, consisting of $245.5 million of borrowing of senior secured debt, proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payment from PSL on our related party loan, partially offset by taxes related to the net settlement of equity awards, and payments of debt issuance costs in connection with the 2023 Revolving Credit Facility and 2023 Term Loan Facility.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2024. Based on the evaluation of our disclosure controls and procedures as of December 27, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On December 11, 2024, Mr. Max Glover, the Company’s Senior Vice President of Worldwide Sales, adopted a trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). Mr. Glover’s Rule 10b5-1 Trading Plan, which terminates at the close of trading on January 23, 2026, for a total duration of 408 days, provides for the sale of up to 84,250 shares of the Company’s common stock pursuant to the terms of the plan.

On December 12, 2024, Mr. Michael Doogue, the Company’s Executive Vice President, Chief Technology Officer, adopted a Rule 10b5-1 Trading Plan. Mr. Doogue’s Rule 10b5-1 Trading Plan, which terminates at the close of trading on December 31, 2025, for a total duration of 384 days, provides for the sale of up to 70,000 shares of the Company’s common stock pursuant to the terms of the plan.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit

10.1†

Amendment, dated October 31, 2024, to the Employment Agreement, dated May 2, 2022, by and between Allegro MicroSystems, Inc. and Vineet Nargolwala (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

* Filed herewith.

** Furnished herewith.

† Indicates management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date: January 31, 2025	By:	/s/ Vineet Nargolwala
Vineet Nargolwala
President and Chief Executive Officer (principal executive officer)

Date: January 31, 2025	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)