Form 10-K
period 2025-03-28
ALLEGRO MICROSYSTEMS, INC.
filed 2025-05-22
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,996,240,853 based on the closing sale price as reported on The NASDAQ Stock Market LLC on such date.

As of May 19, 2025, the registrant had 184,901,228 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended March 28, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
our dependence on growth in the end markets that use our products and the impact that slowdowns in such growth could have on our financial results;
•
the loss of one or more significant customers;
•
our ability to identify, enter and expand in new markets, and to generate returns on such investments;
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
•
the risk of unsolicited acquisition proposals;
•
the volatility of currency exchange rates;
•
our ability to raise capital to support our growth strategy;
•
our indebtedness may limit our flexibility to operate our business;
•
our ability to retain key and highly skilled personnel;
•
the impact of restructuring activities on our business and operating results;
•
our ability to protect our proprietary technology and inventions through patents or trade secrets;
•
our ability to commercialize our products without infringing third-party intellectual property rights;
•
disruptions or breaches of our information technology systems or confidential information or those of our third-party service providers;
•
any failure to maintain effective internal control over financial reporting;
•
changes in tax rates or the adoption of new tax legislation;
•
the negative impacts of sustained inflation on our business;
•
the risks presented by climate change;
•
the risks related to environmental, social and governance (“ESG”) matters; and
•
other events beyond our control.

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

Additionally, our discussion of various items herein or elsewhere, including our discussion of ESG matters, may include information that is not necessarily “material” under the federal securities laws for SEC reporting purposes. For many ESG matters, this disclosure is informed by various ESG standards and frameworks (including standards for the measurement of underlying data), and the interests of various stakeholders. Much of this information is subject to assumptions, estimates or third party information that is still evolving and subject to change. For example, we note that methodologies regarding the calculation of greenhouse gas emissions and related ESG data are still evolving. Our disclosures on such matters may change as well, but we cannot guarantee that they will align with the expectations of any particular stakeholder. Similarly, our disclosures based on any standards may change due to revisions in framework requirements, availability of information, changes in our business or applicable government policies, or other factors, some of which may be beyond our control.

Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company” and “Allegro” refer to the operations of Allegro MicroSystems, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business.

Our Mission

Our mission is to be the global leader in semiconductor technology with magnetic sensing and power solutions that drive e-Mobility, clean energy and automation.

Company Overview

The Company is a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific power ICs, enabling the most important emerging technologies in the automotive and industrial markets. With the broadest portfolio of magnetic sensor IC solutions available, underpinned by our strong position in the automotive market, we are the leading magnetic sensor supplier worldwide based on market share. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, light emitting diode (“LED”) driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and easier for customers to use.

Growth in the global semiconductor industry is expected to be driven by technology mega trends in the automotive and industrial markets. These mega trends have created requirements for new technologies in vehicles, both in the powertrain and in the cabin, to support vehicle electrification and advanced driver assistance systems (“ADAS”). These shifts also require technology to enable intelligence and automation in factories and energy efficiency in robotics, data center and clean energy applications. According to industry experts, these mega trends are expected to increase the demand for sensing and power solutions like those we develop. We believe our patented portfolio of sensor and power ICs provides the underlying technology required to win in the presence of larger competitors.

Our longstanding history of innovation in the semiconductor industry is built on our market leading magnetic sensor IC technology. Our “first of its kind” approach took the complexity of magnetic systems design and embedded it within our solutions, dramatically simplifying customers’ design efforts while increasing system reliability. This is a pattern we have repeated over consecutive generations of products, enabling us to establish a strong presence in the most rigorous and demanding automotive markets. Our portfolio now includes more than 1,500 products, and we ship approximately 1.5 billion units annually to more than 10,000 customers worldwide. By developing sophisticated, analog mixed-signal IC solutions that incorporate our patented intellectual property and robust proprietary process technologies with our unique packaging know-how, we believe we are well-positioned to compete across all of our target markets and leverage our existing strengths in order to expand into new markets. Our established position as an incumbent supplier for the automotive market and our long product life cycles attest to the strength of this competitive advantage.

Our value proposition is based on providing complete IC solutions for motion control and energy efficient systems. This includes sensing angular or linear position, driving an electric motor or actuator, and regulating the power applied to sensing and driving circuits so they operate safely and efficiently. These capabilities are based on fundamental technical advances we have made in the field of Hall-effect and magnetoresistive (“xMR”) sensors and Bipolar-CMOS-DMOS (“BCD”) power ICs. We continue to be instrumental in developing magnetic transducers and power devices on silicon, application-optimized packaging, high-temperature operation, high-speed precision signal paths for signal processing, safety and reliability all on 100-volt (“100V”) capable BCD wafer technology. We also offer tunneling magnetoresistance (“TMR”) sensor solutions that provide the highest magnetic sensitivity, lowest power consumption, and the smallest size by comparison to other magnetic technologies. In Hybrid Electric Vehicles (“HEV”) and Electric Vehicles (“EV”) with ADAS, these innovations translate to increased driving range for EVs, smaller and more reliable power conversion systems, and improved safety and efficiency of on-board chargers, DC-DC converters and battery management systems, as well as safer and more reliable steering and braking systems. Our ICs can be found in seat and battery cooling applications in addition to motors, fans and pumps in conventional and electric vehicles. In the industrial market, these technologies enable energy efficiency and improved performance in clean energy, server and data center, robotics and automation applications. These innovations improve reliability to avoid factory downtime, accurately measure current to support increased energy efficiency or improved motor control and reduce the solution footprint to lower total system cost.

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

Our customer list includes virtually all of the world’s top automotive companies by market share and a large number of leading industrial companies. We are a preferred vendor to tier-one suppliers in the automotive industry that supply parts or systems directly to original equipment manufacturers (“OEMs”). We are also a preferred partner or vendor to many global OEMs. Our products can be found in vehicles built by nearly every automotive OEM worldwide and in many common industrial systems. We support customers through design, application and customer support centers located in North America, South America, Asia and Europe. Our local teams in these centers work closely with our customers on their unique design requirements, often acting as an extension of a customer’s development team.

Our strategy to extend our market leadership in high-growth markets, increase our IC design footprint and capacity, and accelerate growth through enhanced sales operations relies on a fabless and asset-lite manufacturing model. We use external wafer manufacturing consisting of both standard and proprietary processes, along with internal and external assembly and test capabilities to provide both flexibility and scale. Through our subcontractor manufacturers, we are able to employ our proprietary wafer fabrication processes while leveraging our subcontractors’ manufacturing technologies and high-volume capacity. Our use of both internal and external assembly as well as test capabilities is designed to balance the protection of our proprietary technology and processes while achieving automotive quality manufacturing at scale.

Our Market

Within the global semiconductor industry, we focus on the magnetic sensor and power management IC markets.

E-Mobility

We define e-Mobility as the electrification of vehicles, including HEV and EV powertrains, and the increasing adoption of safety-focused ADAS. Recently, we are seeing increasing demand for our power products based on our 100V process technology as a result of the transition to 48V electrical architectures in electric and hybrid electric vehicles.

We are a leading provider of sensing and power solutions for vehicle electrification, building on our decades of experience in conventional powertrain efficiency and performance leadership in technologies that reduce emissions. The ability to improve efficiency is critical as OEMs strive to comply with emissions regulations and heightened customer awareness of the environmental impact of high emissions and the desire for extended driving range per charge.

As HEVs and EVs become a meaningful share of the automotive market, OEMs face challenges and opportunities to change system architectures to reduce complexities while achieving optimal energy efficiency and vehicle range. This presents several new opportunities for semiconductors, and we expect our content per vehicle will continue to increase, driven by research and development innovation to serve this high-growth market.

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

TMR technology bolsters our current sensor and position sensor product portfolio and solidifies our leading magnetic sensing market position. TMR technology enables the highest magnetic sensitivity, lowest power consumption, and the smallest size by comparison to other magnetic technologies. We believe our TMR products, which we market under the name XtremeSense™, are an ideal fit for the electric powertrain, steering and braking systems in vehicles, which require higher accuracy, greater bandwidth and lower power consumption.

Our high voltage power portfolio provides us with additional content opportunities in both HEV and EV powertrains, high-efficiency data center power supplies, clean energy power conversion systems, and in motors throughout highly automated factories. This first-to-market technology, which integrates an isolated DC-DC converter and isolated gate drivers (“IGD”) is more efficient than competitive solutions that require two chips. This not only allows customers to reduce the size of their printed circuit boards (“PCBs”), but also enables the entire system, like an on-board charger system, to shrink. We continue to innovate this technology, which will enable gallium nitride (“GaN”) and silicon carbide (“SiC”) solutions for electric vehicle powertrains and high-efficiency industrial applications.

ADAS capabilities are considered some of the most desirable features in modern vehicles and continue to be adopted in vehicles worldwide. Industry experts expect ADAS feature adoption to continue to increase over time. ADAS is a precursor to fully autonomous vehicles. While many ADAS-equipped vehicles are being produced today, as ADAS features become more sophisticated and increasingly adopted, demand for our sensor and power ICs is expected to expand in steering and braking systems. Based on industry forecasts, we believe the transition to vehicles that incorporate ADAS Level 1 through 5 technologies will drive strong adoption of sensors and power management products to support these vehicles, which in turn will enable us to increase our total available market related to ADAS and related safety and chassis technologies.

Our devices play a key role in ADAS applications, reacting to system inputs to enable collision avoidance, lane keep assist, automatic emergency braking and self-park features through automatic steering and braking. A steering system equipped with even a modest degree of automation utilizes products across our entire portfolio, including sensors, power management ICs and motor driver ICs, which we believe is indicative of the size of our potential market opportunity as ADAS applications become increasingly more sophisticated.

Adoption of ADAS technologies continues to grow, and our solutions do not require waiting for widespread adoption of fully autonomous vehicles. We already ship a significant volume of devices every year that enable ADAS capabilities in both EV and internal combustion engine (“ICE”) powertrains. Vehicles equipped with Level 1 ADAS feature sets (i.e., the capability to take control of one functionality) already use Allegro devices. For years, we have been at the forefront of enhancing safety features in ADAS applications, particularly steering and braking systems through continuous innovation and close collaboration with automakers. Our proven record of supplying devices for safety applications and experience with supporting ADAS features in high-end vehicles, combined with growing adoption of ADAS from luxury vehicles to mainstream and economy vehicles, positions us to capitalize on this rapidly expanding market opportunity.

Traditional Automotive Applications

ICE will continue to exist in some form for the foreseeable future, either in pure ICE vehicles or HEVs. OEMs continue to improve their fuel efficiency and look to Allegro to help create the most efficient ICE powertrains possible. We have decades of experience as a proven supplier in ICE powertrains to support fuel efficiency.

Our safety, comfort and convenience business, commonly referred to as body electronics, will continue to evolve with vehicle electrification, which we believe leads to more content opportunities. Systems that historically relied on engine temperature or mechanical energy are now electrifying, and new system technologies are being rolled out. New systems increase the number of fans, pumps and motors in vehicles, thereby increasing our content opportunity. We also enable safer and more energy efficient lighting and infotainment systems as we develop more advanced products and innovate with our customers.

Clean Energy and Cloud Computing

Our automotive first philosophy resonates with our industrial customers who appreciate our rigorous quality standards, devices designed to withstand extreme environments and our long product lifecycle of 10 years or more. These customers are in our target markets of clean energy and cloud computing, defined as renewable energy generation, storage and distribution, EV charging infrastructure plus data center cooling systems and power supplies.

Renewable energy, especially solar, and EV charging infrastructure are being driven by the increased electrification of a variety of products and processes and government regulations to reduce emissions. Having the technology and products to support these markets from their infancy provides us with an advantage to help customers bring their products to market more quickly. This enables us to work closely with our customers and solve challenges as they arise.

We offer one of the largest portfolios of current sensors on the market today, including those with integrated components, requiring less board space. Our “lossless” current sensor ICs are used to improve efficiency in power conversion systems and power supplies. Our 100V BCD wafer process technology and galvanically isolated current sensors are suited for higher voltage operation, and we believe the demand for current sensor ICs will increase as more solar inverters, EV chargers and data servers come to market. As the industry transitions to 48V power architectures in the data center market, our sensors and power ICs are being adopted to further improve energy efficiency enabled by this wafer process technology. In addition, we expect our GaN and SiC based IGD technology to have a strong presence in these power conversion systems with the use of a single, small-footprint package to significantly reduce system complexity while increasing efficiency.

Our motor drivers continue to be used in data center cooling applications, mainly for thermal efficiency, as these products reduce complexity and design time, while also reducing the energy consumption required to cool servers. With the advent of generative artificial intelligence, we anticipate continued growth for our motor drivers in systems for air and liquid cooling of server components.

Automation

With the growing adoption of factory automation, there is increasing demand for precise motion control and energy efficient technologies presenting additional meaningful growth opportunities for us. Robotics is an area of high market growth through increased adoption of warehouse robots, assembly robots, collaborative robots, cleaning robots and humanoid robots. Customers already leverage our technology leadership in solutions optimized for high-accuracy, high-voltage and high-reliability conditions allowing us to expand our presence in these markets. Many of these applications require the same safety and accuracy specifications that we have designed into our automotive-first devices. In particular, we believe we have the potential to leverage synergies between our power and sensor solutions, including motor drivers, voltage regulators, and current, position and speed sensors, in under-penetrated opportunities within industrial automation.

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

Consumer Markets

The consumer markets include smart home applications, gaming, personal medical devices and consumer electronics. Our devices enable our customers in these markets to manufacture more robust and more energy-efficient products with extended battery life.

Market Opportunity

Within our target markets, a key element of our growth strategy is to increase our revenue through portfolio and customer expansion. We are a market share leader in the magnetic sensor IC market, and we believe there is considerable opportunity to continue to grow this foundational business. Recently we introduced new position sensor ICs and quickly ramped up revenue in motion control applications, particularly in the ADAS market. These position sensors, especially angle sensors, are also used in robotic motion control systems, extending the synergy to industrial applications. Our industry’s highest bandwidth current sensors are a core component in many automotive and industrial applications alike for current monitoring and efficient power conversion. We believe similar share growth opportunities exist in other adjacent areas of the magnetic sensor IC market. We also plan to grow in the magnetic sensor market through the release of more products based on our XtremeSense TMR technology.

We are also leveraging our power IC products to increase our total content within automotive and industrial applications. Designing power products specifically for ADAS and data center is part of our strategy to focus on megatrends of electrification, safety, and energy efficiency. We believe there is more opportunity for us to expand our offerings, as electrified vehicles will require more motors to run pumps and fans and as data center architecture continues to evolve to incorporate more fans, higher power fans, and advanced liquid cooling solutions.

Our latest opportunity to expand our market presence is with both our IGDs and our XtremeSense TMR technology. IGD solutions have applications in power conversion in EVs, such as on-board chargers and traction inverters, as well as in clean energy systems. Our XtremeSense TMR products have applications beyond our traditional markets, for example in continuous glucose monitoring within the personal medical market.

Increasing our Served Available Market (“SAM”)

Another focus of our growth strategy is to significantly expand our served available market by using our established position in high-value automotive and industrial applications to increase our content per system. We believe the automotive market is very attractive due to the rigorous quality and safety requirements that create meaningful challenges for new competitors and the significant technology shifts currently underway that are expected to meaningfully increase semiconductor content per vehicle.

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
•
According to our internal estimates and third-party sources, we believe that we have a total opportunity of up to approximately $100 of potential content in each battery EV or plug-in EV. The content opportunity in EV and plug-in EV is 2.5 times the content in a typical ICE vehicle.

There is a similar dynamic in the industrial market, where clean energy and automation are two mega trends requiring more semiconductor content as they gain mainstream adoption. Our current sensors, motor drivers position sensors and IGDs’ performance and reliability make them uniquely capable of delivering on customer expectations for both energy efficiency and motion control.

The robotics market is rapidly transforming and presents a new potential growth opportunity for both our sensor and power ICs. Joints in robotic arms could include several of our leading products, most commonly motor drivers to actuate the joint, and sensors for position feedback and optimized motor control. As more advanced robots are adopted at scale, the SAM expansion opportunity for us could be significant.

Company Strategy

Our strategy is to provide differentiated IC solutions for our customers, innovate with purpose to build on the leadership in our key markets and expand our presence to become the global leader in semiconductor power and sensing solutions for motion control and energy efficient systems in automotive and industrial applications.

Invest in research and development that is market-aligned and focused on targeted portfolio expansion

We believe that our investments in research and development in the areas of product design, automotive-grade wafer fabrication technology and IC packaging development are critical to maintaining our competitive advantage. In both the automotive and industrial markets, disruptive technologies are driving major technological shifts and creating high-growth opportunities in areas such as e-Mobility, clean energy and automation. We believe the convergence of requirements for intelligence and energy efficiency within these emerging markets is directly aligned with our core competencies. Our knowledge of customers’ end systems has driven an expansion of our sensor IC and power solutions to enable these new technologies. By aligning our research and development investments with disruptive technology trends while undergoing a rigorous return on investment (“ROI”) review, we believe we can deliver an attractive combination of growth and profitability.

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
•
We are investing in advanced current sensor IC, IGD and sensor-less motor control technologies to target industrial clean energy applications where we believe the trend towards increasing energy efficiency provides an opportunity to apply our rich history of innovation to rapidly accelerate our growth.
•
We are aligning our application domain knowledge, sensor design skills and power management and motor control algorithm expertise to capitalize on the trend towards increasing automation and electronics content inherent in the transformation and adoption of robotics.

We believe our strategy of leveraging our key capabilities to target adjacent growth markets will enable us to achieve higher returns on our research and development investments.

Expand our sales channels and enhance our sales operations and customer relationships

We sell our products globally through our direct sales force, distributors and independent sales representatives. Our global sales infrastructure is optimized to support customers through a combination of key account managers and regional technical and support centers near customer locations. These centers enable us to act as an extension of our customers’ design teams, providing us with key insights into product requirements and accelerating the adoption and ramp up of our products in customer designs. We intend to continue strengthening our relationships with our existing customers while also enabling our channel partners to support demand creation and fulfillment for smaller broad-based industrial customers. We believe we will be able to further penetrate the industrial market and efficiently scale our business to accelerate growth by enabling our channel to become a more significant extension of our demand generation and customer support efforts.

Improve our gross margins through product innovation and cost optimization

We strive to improve our profitability by both rapidly introducing new products with value-added features and reducing our manufacturing costs through our fabless, asset-lite manufacturing model. We expect to continue to improve our product mix by developing new products for growth markets where we believe we can generate higher ASPs and/or higher gross margins. We also intend to further our relationships with key foundry suppliers to apply our products and applications knowledge to develop differentiated and cost-efficient wafer processes and packages. We believe we can continue to reduce our manufacturing costs by leveraging the advanced manufacturing capabilities of our strategic suppliers, implementing more cost-effective packaging technologies and leveraging both internal and external assembly and test capacity to reduce our capital requirements, lower our operating costs, enhance reliability of supply and support our continued growth. We intend to continue to choose the industry’s leading manufacturing partners to maintain the quality of our products for the automotive market, to ensure continuity of supply and to best protect our intellectual property.

Selectively pursue acquisitions and other strategic transactions

We evaluate and selectively pursue acquisitions and transactions as an integral part of our strategy to supplement organic growth. We focus on acquisitions that we believe will accelerate our growth in strategic focus areas, complement our expertise and customer base and be accretive to our target financial models. Examples of such acquisitions include our acquisitions of Crocus Technology International Corp. (“Crocus”) and Heyday Integrated Circuits.

Maintain sustainability efforts

We intend to continue to innovate with purpose, aiming to help address critical global challenges related to energy efficiency and vehicle emissions, as well as clean and renewable energy with our sensing and power management product portfolio. In addition, we strive to operate our business in a socially responsible and environmentally sustainable manner, and with the goals of reducing costs and maintaining a dedication to social responsibility in our supply chain and disclosing the environmental impact of our business operations.

Company Products and Solutions

Our product portfolio includes over 1,500 products across a range of high-performance analog mixed-signal semiconductors.

We apply our deep technology know-how to deliver magnetic sensing IC and power IC solutions to:

•
Sense speed, position, and current to enable electric powertrains, improve ICE vehicle fuel efficiency and meet customer demands for lower CO2 emissions, enable safer cars through ADAS safety features, and enhance factory automation and clean energy systems;
•
Regulate systems to improve safety and power efficiency and ultimately reduce solution size; and
•
Drive motors through our advanced, proprietary algorithms that provide industry-leading reliability and energy efficiency, with minimal audible noise and vibration.

Magnetic Sensor ICs

We offer what we believe to be the industry’s leading portfolio of integrated magnetic sensor ICs. Our solutions are based on our monolithic Hall-effect, GMR and TMR technologies that allow customers to develop contactless sensor solutions that reduce mechanical wear and provide greater measurement accuracy and system control. Our portfolio of magnetic sensor ICs includes the following:

•
Current Sensor ICs: Current sensor ICs provide output signals proportional to the overall strength of a magnetic field created by a current carrying conductor. We have developed a broad portfolio of current sensors to meet multiple voltage and application needs for our customers. Current sensor ICs are used to improve energy efficiency in a broad range of applications, including on-board chargers, DC-DC converters, inverters, industrial motors, solar inverters, robotics, data center power supplies and EV charging infrastructure.
•
Position Sensor ICs: Position sensor ICs provide an analog or digital voltage output that measures the intensity of a magnetic field, thereby establishing a precise position. In automotive applications, our position sensor ICs are used to improve safety applications such as ADAS power steering and braking systems, certain EV powertrain systems such as the shaft position of a traction motor and ICE powertrain systems such as clutch and pedal position in advanced transmissions. Our TMR angle sensor ICs offer high resolution position feedback and the safety diagnostics required for adoption in advanced ADAS motor position applications.
•
Speed Sensor ICs: Speed sensor ICs detect and process the magnetic fields created by a rotating gear tooth or ring magnet with the output being a digital reading proportional to speed and direction. These sensor ICs are used in camshaft/crankshaft and transmission systems and employ proprietary algorithms for high accuracy, leading to reduced CO2 emissions and improved fuel economy of combustion engines. Additionally, xMR wheel speed sensors play an important role in increasing the safety of ADAS braking systems.

Power ICs

Our power IC portfolio includes high-temperature and high-voltage capable motor driver ICs, DC-DC voltage regulators, safety power management ICs, LED driver ICs and high-voltage IGDs. These power ICs allow our customers to design safer, smaller and more power-efficient systems. We employ embedded algorithms that simplify system-level design, reduce audible noise, and increase start-up reliability in brushless DC (“BLDC”) motors and fans. Our portfolio of power ICs includes the following:

•
Motor Driver ICs: Motor driver ICs contain the power drivers and the sequencing logic to drive the coils of a variety of motors. Our motor driver ICs utilize embedded algorithms to improve energy efficiency and motion control in HEV and EV systems, automotive fans and pumps, data center cooling fans, robotics, automation and home appliances.
•
Regulators, power management ICs and LED Driver ICs: As the industry transitions to more highly integrated products, our portfolio of regulator ICs, and power management ICs (“PMICs”) is used extensively in advanced ADAS and powertrain systems. Our LED driver ICs and modules are used in smart lighting systems to improve system safety, efficiency and size.
•
Isolated Gate Drivers: These devices combine isolated DC-DC and IGDs into a single package. They are designed to complement GaN and SiC switches in high-efficiency power conversion systems. Our IGDs enable an application that is smaller and more efficient than competing solutions, helping to shrink PCBs and reduce total system size in clean energy, data centers, and electrified powertrains.

Examples of our IC products and their applications in end markets are set forth in the following table.

	Automotive Market IC Solutions	Industrial and Other Market IC Solutions
PRODUCTS	▪ Current sensors	▪ Current sensors
	▪ Position sensors	▪ Position sensors
	▪ Speed sensors	▪ Speed sensors
	▪ LED drivers	▪ LED drivers
	▪ Motor drivers	▪ Motor drivers
	▪ Regulators and PMICs	▪ Regulators
	▪ IGDs	▪ IGDs
APPLICATIONS	▪ Electric motor powertrain and charging systems for EV	▪ EV charging infrastructure	▪ Smart home/Internet of things
	▪ ADAS, active safety, including steering and braking systems	▪ Solar power generation, storage and distribution	▪ PC printers and peripherals
	▪ Engine management and transmission systems	▪ Factory automation and Industrial motors	▪ Personal electronics
	▪ Comfort and convenience including in-cabin motors, HVAC, infotainment and LED lighting	▪ Personal mobility	▪ Energy Star household appliances, including white goods
	▪ Passive safety including, seatbelt switches, wipers, door/window sensors, seat position and suspension	▪ Data center and network infrastructure	▪ Consumer grade medical devices

Environmental, Social and Governance Initiatives

Our commitment to “Innovation with Purpose” is a core value that includes operating responsibly and sustainably. As our products enable advancements across various industries, we are committed to managing our environmental impact and promoting positive social outcomes. Our engineers are developing innovative solutions that address critical customer needs, such as improving efficiency in automotive and industrial systems and supporting the transition to more sustainable energy solutions. We believe that integrating ESG considerations into our business strategy is essential for long-term value creation and meeting the evolving expectations of our stakeholders. We recognize that the regulatory landscape surrounding environmental and social issues is dynamic, and our approach may evolve over time as regulations and expectations change.

Our ESG strategy is advanced through our five signature initiatives focused on our products, environmental impacts, supply chain, communities, and workforce. At the core of these initiatives is maximizing the positive impact of our products. We believe our ICs help address global challenges related to CO2 emissions, energy efficiency and clean, renewable energy in a variety of applications, for example:

•
Reduced vehicle emissions and improved fuel economy for ICE vehicles. Our sensor ICs, motor drivers, and power management ICs are used in advanced transmission, steering and braking systems, enhancing the efficiency and sustainability of modern vehicles. For example, our magnetic speed sensor ICs are used to provide precise transmission gear speed and position information, leading to optimized engine performance, reduced CO2 emissions, and improved fuel economy. We are also a leading provider of specialized camshaft and crankshaft sensor ICs needed to operate the stop/start engine systems designed to reduce emissions through improved efficiency. Allegro ICs sense the steering angle and torque, measure wheel speed, regulate power to the sensors and control electronics, and drive the actuators needed to operate the steering motors and braking calipers in advanced electronic braking and steering systems, which also help to improve fuel efficiency in all vehicles.
•
Energy efficiency in HEVs and EVs. Our fast response magnetic current sensor ICs play a vital role in enhancing the energy efficiency and sustainability of hybrid and battery electric vehicles. By precisely measuring current, these ICs contribute to optimized performance and protection of powertrain electronics while also extending driving range. In many EVs, up to 40 current sensor ICs are used across the vehicle in traction motor inverters, DC-DC converters, battery management systems and on-board-charging systems. Unlike traditional resistive current sensing methods that inherently dissipate heat and a loss in efficiency, magnetic sensors offer virtually lossless current measurement, directly contributing to energy savings and extended driving range. In addition to sensors, our highly integrated power IC products play a key role in the environmental impact of HEVs and EVs. These ICs enable significant reduction in size and weight of electronic systems leading to further improvement in energy efficiency. This miniaturization also results in the reduction of raw materials used, such as PCBs, plastics and metals, further lessening the overall environmental impact of vehicle production. Our >100V capable proprietary wafer process technology is ideal for use in designing real 48V electronic systems powered directly from the internal 48V battery, further reducing inefficiencies associated with multiple stages of voltage conversion and regulation.
•
Renewable and smart energy applications. Our magnetic current sensor ICs incorporating embedded high-voltage isolation are used extensively in power conversion and inverter applications instrumental to advancing solar and wind energy generation. In addition, our IGDs further enhance renewable energy systems by simplifying design, reducing size and improving overall efficiency. Additionally, our angle sensor ICs and motor driver ICs play a key role in the mechatronic systems used to optimize the alignment of solar panels to maximize energy harvesting from the sun throughout the day. Our products also provide a non-intrusive, reliable, high-precision and low-cost way to measure power in power monitoring applications, enabling intelligent energy management and grid stabilization.
•
Energy efficiency in next generation data center infrastructure. Our power IC products, such as advanced motor driver ICs, are used extensively in data center cooling systems. These drivers, optimized to maximize air or liquid flow in data server cooling systems while reducing energy consumption, are widely deployed in data centers around the world. Additionally, our magnetic current sensor ICs and IGDs help improve energy efficiency and reduce energy losses in power supply units in data center and telecom equipment. As the industry transitions to 48V power architectures in data center and telecom markets, our sensors and power ICs are being adopted to further improve energy efficiency in the ever-growing data-center market.

In response to customers' demands and as part of the Company’s aim to reduce the environmental impact of our products throughout the lifecycle, we are investing in innovation as well as measuring and tracking emissions, waste, and water usage across our facilities. The Company has implemented several energy, water, and waste reduction projects at our facilities. We also strive to adhere to international standards and regulations regarding manufacturing processes, business procedures, and product composition. Our Scope 1 and Scope 2 emissions, energy use, waste data, water consumption, and other key ESG metrics are publicly disclosed in our annual ESG Report and CDP (Carbon Disclosure Project) questionnaires on climate change and water security, available at www.allegromicro.com/en/about-allegro/corporate-responsbility. Please note that the content on our website and in our ESG Report are not part of, nor are they incorporated by reference into this Annual Report.

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

To support our commitment to ESG, we have established a cross-functional team led by our legal department to manage our ESG program (the “ESG Steering Committee”). Our ESG Steering Committee consists of key team members from various departments throughout the Company who are responsible for providing oversight of ESG risks and opportunities, guiding the Company through our multi-year ESG goal setting and roadmap implementation, and working to promote our suppliers’ compliance with the Company’s global sustainability efforts. Additionally, on a quarterly basis, our ESG team updates senior management and the Nominating and Governance Committee of our Board on ESG target setting and progress, risks and opportunities, regulatory preparedness, ratings, customer requirements, and other key ESG focus areas. An ESG update is also provided annually to our full Board.

Sales, Marketing and Customer Support

We sell our products worldwide through multiple sales channels, including through our direct sales force and through distributors and independent sales representatives, who resell our products to numerous end customers. We have a geographically diverse mix of sales. Our net sales made to distributors were approximately 50.7%, 52.9% and 39.3% of our net sales in fiscal years 2025, 2024 and 2023, respectively. We fully transitioned from our distribution relationship with our largest stockholder, Sanken Electric Co. Ltd. (“Sanken”), to third-party distributors and direct to end customers in fiscal year 2024, and Sanken represented approximately 16.5% of our net sales in fiscal year 2023. Sales to our largest, non-affiliated distributor accounted for 9.3%, 10.2%, and 10.8% of our net sales in fiscal years 2025, 2024 and 2023, respectively.

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

Customers

We sell our products to major global OEMs and their key suppliers, primarily in the automotive and industrial markets. We sold to more than 10,000 end customers, directly and through distributors, during each of fiscal years 2025, 2024 and 2023. Approximately half of our net sales during each of fiscal years 2025, 2024 and 2023 were derived from sales to our top 20 customers, which includes distributors. We believe that no end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal years 2025, 2024 and 2023.

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

Over the last 10 years, we believe we have been instrumental in achieving fundamental developments that have enabled a number of key technology transitions in the automotive and industrial markets. We believe we are one of very few suppliers in the semiconductor industry to integrate proprietary motor control algorithms into our motion control devices to achieve optimized BLDC motor performance. We remain one of the few suppliers who has developed multiple packaging technologies capable of operating at temperatures of up to 175 degrees Celsius and including passive components and high current conductors required to make high-efficiency, high voltage current sensor products. We were also one of the first in our industry to develop automotive grade xMR technology on silicon wafers, which enabled breakthrough advances in product performance. This advanced technology is a key enabler across all of our strategic focus areas in the automotive and industrial markets as more of the e-Mobility and clean energy markets transition to xMR.

We augment our internally generated intellectual property through a mix of licensed intellectual property, partnering with industry experts, and through acquisitions. For example, the two businesses we acquired in the past three years provide leading technology, including TMR and IGD, which will expand our serviced available market, most notably in EV and clean energy.

Our global team of highly skilled engineers has extensive semiconductor development experience, including expertise in analog design, test and process technology. As of March 28, 2025, we had approximately 750 employees dedicated to research and development, with centers in the United States, Europe, South America, and Asia. The efforts of our engineering team and our strategic acquisitions have resulted in our intellectual property portfolio nearly doubling over the last three years, further strengthening our position in our target markets.

We have also made significant investments in our core engineering capabilities, including improvements in tools to support greater engineering efficiency, as well as electrical component, magnetic performance and thermal distribution modeling. We believe these improved tools enable us to more accurately evaluate and predict the performance of our designs, resulting in accelerated time-to-market for our products and satisfaction of our customers.

Our focus on meeting or exceeding the stringent automotive market safety and reliability requirements is fundamental to our research and development process. We anticipate that we will continue to make research and development investments in order to enhance our leadership position and expand our markets with innovative, high-quality products and services (as exemplified through our acquisition of IGD power group and TMR technology). In addition, our Board has a standing Strategy Committee, whose purpose is to provide leadership and guidance to management on defining and implementing the strategic direction of the Company.

Process and Packaging Technology

Our product and technology development engineers have long-established expertise in designing mixed signal power and magnetic sensor ICs using proprietary semiconductor process technologies and intelligent packaging. We consider these capabilities to be strategically important because they allow us to create complete system products and highly integrated solutions that meet the quality and robustness requirements of our most stringent automotive customers and applications. These have the benefit of advancing the feature, function and cost of ownership of our devices relative to those of our competitors. For example, we released a unique 100V- and 175-degree Celsius capable BCD wafer technology designed to handle automotive voltage and temperature transients while also integrating high-density logic circuits and electrically erasable programmable read-only memory to enable configurable and embedded algorithms, and various Hall-effect and xMR transducer technology on the same silicon wafer. These technologies are fundamental to the transition from 12V to 48V power supply required in the rapidly emerging HEV and EV markets, and to the next generation of ADAS systems. We are in the process of applying these capabilities to the industrialization of our IGD portfolio.

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

Integrated Transducers

One of our fundamental innovations is the integration of magnetic transducers and complementary metal oxide semiconductor circuitry into one piece of silicon to create a complete, fully integrated system. Hall-effect elements are implanted in silicon, providing robust and low noise solutions that are optimized for stress and temperature effects. Thin film, high-resolution xMR transducers are deposited directly on top of the complimentary metal-oxide semiconductor (“CMOS”) circuitry creating a more reliable solution than multi-chip solutions by reducing interconnects and solution area. To achieve the highest level of Automotive Safety Integrity Level (“ASIL”), we are able to integrate xMR and Hall-effect transducers onto the same silicon to produce heterogeneous solutions capable of performing reliably in the most demanding automotive environments.

High-Voltage Technology

Our intellectual property, developed over years of experience in automotive applications includes advanced mixed-signal integration of high-voltage solutions with our high-precision analog designs. For example, our innovative wafer technology enables 100V capable power transistors to be combined with embedded digital logic and precision analog circuits on a monolithic motor control IC suitable for emerging 48V automotive applications. This enables a number of application-specific advancements, including taking the complex algorithm development in motor drivers into the IC, vastly reducing our customers’ design complexity and creating the most efficient and quietest solutions in the market. Similar benefits exist for our sensor products through monolithic integration of transducers with precision analog circuits and intelligent signal processing on a high-voltage IC that can be powered from a vehicle battery.

Advanced, Small Form Factor Integrated Packages

We continue to combine circuit design and process innovation with novel packaging solutions that improve performance and reliability while reducing solution footprint and our customers’ cost of ownership. Two decades of sensor package innovation have led to the development of a family of integrated systems in a package for magnetic current, position and speed sensor ICs. By integrating a combination of a magnet, magnetic core, passive components, and our silicon integrated circuit in a single body, we are able to offer inventive magnetic sensors that reduce our customers’ needs to design complex magnetic models or complex interface circuits, solve electrical interference issues with external PCBs, and enable smaller and more cost-effective customer systems. The current sensors integrate specially designed lead frames to allow a high-precision, factory-programmed single package solution that provides a unique high-efficiency and high-voltage isolation product and can sense current for products plugged directly into a household electrical outlet or connected to an 800-volt automotive battery. Years of design and manufacturing refinement have led to the latest generation of power products that integrate passive components and power conversion capabilities into small packages to reduce PCB footprint, reduce electromagnetic noise, and improve efficiency in high-power systems. Our IGDs also incorporate a DC-DC converter, a small planar transformer, and a gate driver into a small form factor package. Through innovative package integration, these IGDs minimize parasitic capacitance and significantly improve system level efficiency in electrified vehicles, clean energy, and factory automation systems. We also believe we are one of only a few companies in our industry that have developed a broad portfolio of packages that are suitable for operation in automotive environments and 175-degree Celsius temperatures.

Intellectual Property

We consider the strength of our intellectual property portfolio to be a significant competitive advantage. Our intellectual property includes patented inventions, trade secrets, accumulated technical know-how and trademarks. As of March 28, 2025, we owned 1,942 active patents, including 966 U.S. patents (with expiration dates between 2025 and 2043), with an additional 487 pending patent applications, including 252 U.S. patent applications.

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

Seasonality and Market Demand

Our business exhibits some seasonality. Historically, our net sales have generally been higher in the second half of the fiscal year than in the first half. However, various factors, such as market conditions, the cyclicality of the semiconductor industry, new product introductions and the supply chain environment, can impact the effects of seasonality on our business.

Over the past several quarters, we and other semiconductor companies have experienced a downturn in market demand, primarily driven by softening demand from customers across various markets and digestion of excess accumulated inventory. In addition, factors that cause a reduction in the demand from end users of our OEMs’ or other customers’ products, including as a result of increased prices resulting from global trade policies, tariffs or a recessionary environment in the markets in which we operate, may in the future continue to cause our direct customers to significantly reduce the number of products ordered from us.

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

As of March 28, 2025, we employed approximately 4,060 full-time employees, including 750 in research and development, 2,800 in operations and quality (the overwhelming majority located at our facility in Manila, Philippines (the “AMPI Facility”)), 230 in sales and marketing and 280 in general and administrative. We consider our relationship with our employees to be good, as we have never experienced a labor-related work stoppage. None of our employees are represented by a labor union.

The success and growth of Allegro’s business is dependent in large part on our ability to attract, retain and develop talented and high-performing employees from various backgrounds at all levels of our organization. We continue to make talent investments in our centers of excellence and global design centers in order to attract top analog design talent to drive future innovation. We have a technical ladder across our engineering disciplines to promote a robust career path opportunity for our highly valued engineering employees. Additionally, we offer a specific Field Applications Engineer training in partnership with sales and other departments to educate teams on our many products.

For our research, engineering, and production management positions, we require employees with university and graduate-level degrees. As of March 28, 2025, approximately 2,300 of our employees held university and graduate-level degrees, of which 990 of these employees were located outside of our factory locations. Globally, the demand for employees with such levels of education is high and competitive.

To succeed in these conditions, Allegro implements key recruitment and retention strategies, objectives and effectiveness measures as part of the overall management of our business. These core strategies are advanced through the following programs, policies and initiatives:

Competitive Pay and Benefits. Allegro’s compensation programs are designed to align the compensation of our employees, who operate in a highly competitive and technologically challenging environment, with Allegro’s business performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior performance. The structure of our compensation programs provides incentive earnings for both short-term and long-term performance. Specifically, and as applicable to individual employees and roles:

•
We provide short-term incentive and equity awards based on both business and individual performance.
•
All non-sales employees participate in one of our annual cash incentive programs, allowing them an opportunity to be rewarded with compensation that aligns with both the business performance of Allegro and their own individual performance.
•
All sales and field applications positions participate in our annual sales incentive plan, allowing them to earn additional cash incentives based on the achievement of specific sales metrics designed to drive our financial performance.
•
We also provide an opportunity for many of our global employees to earn equity awards. Additionally, in the U.S. and the United Kingdom, we offer an employee stock purchase plan to our non-executive employees, which allows them to purchase shares of Allegro stock at a discounted price. This stock purchase plan further aligns our employees’ financial interests with the performance of the business and the interests of our stockholders.
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

Employee recruitment, retention and development. Allegro works diligently to attract the best talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with world-class colleges and universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find motivated and responsible candidates who represent a variety of backgrounds, perspectives and experiences. We have also made strides in expanding the breadth of qualified talent pools we draw from to find candidates for management positions, while building internal resources to support our employees, regardless of background, to qualify for future leadership openings. Allegro has a strong employee value proposition that leverages our technology leadership, collaborative working environment, shared sense of purpose and culture, and the desire to do the right thing to attract talent to our Company.

We closely monitor employee turnover rates, as our success depends upon retaining and investing in our highly trained manufacturing and technical staff. Allegro strives to decrease employee-initiated voluntary turnover and increase employee retention through a combination of competitive compensation, individual developmental opportunities and personal career enrichment and growth. We strive to provide an inclusive culture where employees can come to work, feel a sense of belonging and achieve their personal best. We provide a Flex@Allegro program to allow our employees flexibility as to where and how work gets accomplished. This flexible work arrangement enables our employees to achieve better work and life balance, and helps us to attract and retain talent. Our retention at the technical, professional and managerial levels is high, and our voluntary turnover remains lower than industry averages based on benchmark data.

Employee Engagement. At Allegro, we strive to create a positive, values-based culture and high employee engagement where our employees can bring their best to work. In fiscal year 2025, we launched our second annual global employee engagement survey to all employees, and achieved a high participation rate, indicating employees see value in sharing their perceptions and sentiments about working at Allegro. Our engagement score for fiscal year 2025 is on par with industry benchmarks, and the survey found that the large majority of employees would recommend Allegro as a great place to work and are proud to work at Allegro. In addition, the majority of employees feel that the products and services we offer are as good or better than our competitors, driving pride in the organization and passion for what we build and deliver.

Information about our Executive Officers. The following table sets forth certain information regarding our executive officers as of May 22, 2025:

Name	Age	Position with Company
Michael C. Doogue	49	President and Chief Executive Officer, Director
Derek P. D’Antilio	53	Executive Vice President, Chief Financial Officer and Treasurer
Sharon S. Briansky	51	Senior Vice President, General Counsel and Secretary
Richard Madormo	57	Senior Vice President of Worldwide Sales
Erin E. Hagen	47	Senior Vice President and Chief Human Resources Officer

Michael C. Doogue was appointed President and Chief Executive Officer and as a member of our Board, in February 2025. Prior to that, he served as our Executive Vice President, Chief Technology Officer, since being named as the Company’s first Chief Technology Officer in September 2022. Mr. Doogue joined Allegro in 1998 as a Design Engineer, facilitating the development of Allegro’s innovative speed and current sensor ICs. Mr. Doogue has also served in various leadership positions at Allegro, including as Design Manager from 2002 to 2006, Director of Strategic Marketing from 2006 to 2011, Business Unit Director of Linear Current Sensors from 2011 to 2016, Vice President of Advanced Sensor Technologies from 2016 to 2019, and as Senior Vice President of Technology and Products from 2019 to 2022. Mr. Doogue holds over 75 semiconductor-related U.S. patents. Mr. Doogue received a B.A. in Physics from Colby College in 1997 and a B.E. in Electrical Engineering from Dartmouth College in 1998. In 2007, Mr. Doogue completed the Stanford Executive Program at the Stanford University Graduate School of Business.

Derek P. D’Antilio has served as our Executive Vice President, Chief Financial Officer and Treasurer since he joined Allegro in January 2022. Prior to joining Allegro, Mr. D’Antilio served as the Chief Financial Officer of a Summit Partners Portfolio Company and helped lead the sale and recapitalization of the company. From February 2019 to March 2021, he served as the Chief Financial Officer of IDEX Biometrics, a publicly traded and global fabless semiconductor company, where he played an instrumental role in leading a Nasdaq listing and preparing the company to scale its production. Prior to IDEX Biometrics, Mr. D’Antilio spent eight years at MKS Instruments, a global equipment and service provider to semiconductor and industrial markets and held numerous leadership roles, including Vice President & Corporate Controller, where he oversaw global accounting and reporting, FP&A, and treasury. Earlier in his career, Mr. D’Antilio was a CPA and CMA in public accounting and served as an audit manager at PricewaterhouseCoopers LLP. Mr. D’Antilio holds a B.S.B.A. in Accounting from Salem State University, an M.B.A. from Babson College and has attended an Executive Education program at the University of Chicago.

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

Richard Madormo joined the Company as our Senior Vice President of Worldwide Sales in March 2025 with over 25 years of sales experience in the semiconductor industry. Prior to joining Allegro, Mr. Madormo served as the SVP, Global Sales and Marketing at Wolfspeed, Inc. (“Wolfspeed”), having joined the company in August 2018 as Vice President of North American Sales. Before joining Wolfspeed, Mr. Madormo held sales leadership positions at Intel Corporation and Altera Corporation. Mr. Madormo holds a degree in electrical engineering technology from The University of Akron.

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

Environmental and Occupational Health and Safety Regulation

We recognize the importance of protecting the environment and the health and safety of our employees, customers, and communities. Our Environmental Health and Safety (“EHS”) Policy outlines policies and training programs that are designed to promote and protect employee safety. Our EHS teams oversee workplace conditions for our employees. All Allegro EHS policies and procedures are developed in accordance with applicable laws and regulations. Our AMPI Facility is certified to ISO 14001 for environmental management systems and ISO 45001 for occupational health and safety management systems.

Our operations are subject to various federal, state, local, international, and non-U.S. laws and regulations governing pollution and environmental protection and occupational health and safety, including those related to hazardous and toxic materials, product composition, and the investigation and cleanup of contaminated sites. This includes sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. In addition, we may be strictly liable for joint and several costs associated with investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws and regulations. We are also subject to various federal, state, local, international, and non-U.S. laws and regulations relating to occupational health and safety. Any failure on our part to comply with these laws and regulations, including new laws or new interpretations of existing ones, may subject us to significant fines or other civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits. In addition, in the event of an incident involving hazardous materials, we could be liable for damages and such liability could exceed the amount of any liability insurance coverage and the resources of our business.

We face increasing complexity in our product design and procurement operations due to the evolving nature of environmental laws, regulations, directives and standards, as well as specific customer requirements. These laws, regulations, directives, and standards have an impact on the material composition of our products entering specific markets. For example, the European Union (“EU”) adopted its Restriction of Hazardous Substance Directive (“RoHS”) legislation, EU Directive 2002/95/EC (RoHS) and 2011/65/EU (RoHS II), amended by 2015/863/EU, which took effect in July 2019. The EU also adopted the European Regulation on Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”) in 2007, which calls for the progressive substitution of dangerous chemicals in manufacturing. In 2006, China first published its RoHS equivalent, the Administrative Measures on the Control of Pollution Cause by Electronic Information Products. This regulation was revised in 2016 when China enacted the Administrative Measures on the Restrictions of the Use of Certain Hazardous Substances in Electrical and Electronic Products Regulations, which expanded the scope of the 2006 requirements and is designed to restrict additional hazardous substance in certain electrical and electronic products. In addition, any business selling products to consumers in California containing certain listed chemicals or substances is subject to California Proposition 65 (officially known as the Safe Drinking Water and Toxic Enforcement Act of 1986), which requires disclosure of the listed chemical and potential health risks. In addition to these regulations and directives, we may face costs and liabilities in connection with product take-back legislation, which holds manufacturers responsible for the collection and proper disposal of their products discarded by their customers. There are also increasing regulations regarding the use of green marketing claims, which may also affect our product design and procurement operations. Non-compliance with current or future regulations or directives could restrict our ability to expand our business or require us to modify processes and/or materials or incur other substantial expenses which could harm our business.

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

Our net sales, gross margin, and profitability depend significantly on general economic conditions and the demand for products in the markets in which our customers compete. Weaknesses in the global economy and financial markets, including as a result of a recession and/or changes in government trade policies, such as the imposition of export restrictions and tariffs, may lead to lower demand for products that incorporate our solutions, particularly in the automotive and industrial markets. In particular, since we have significant sales in China, our business development plans, results of operations and financial condition may be materially and adversely affected by significant political, social and economic developments in China. Additionally, an overall decline in end-user demand can affect our customers’ demand for our products and increase the likelihood of customers canceling or deferring existing orders. Our net sales, financial condition and results of operations could be negatively affected by such actions.

Volatile and/or uncertain economic conditions, as well as inflationary pressures, can adversely impact sales, gross margin and profitability and make it difficult for us to accurately forecast and plan our future business activities. In addition, uncertainty surrounding international trade policy and regulations as well as trade disputes and protectionist measures could also have an adverse effect on consumer confidence and spending. To the extent expected favorable economic conditions do not materialize or take longer to materialize than expected, we have faced and may continue to face an oversupply of our products and have excess inventory, which could result in charges for excess and obsolete inventory, or in the case of excess inventory held by our customers, reduce the number of products purchased by our customers as they digest inventory, which we have experienced over the last several quarters. Conversely, if we underestimate customer demand, we may fail to meet customer needs, which could impair our customer relationships. In addition, any disruption in the credit markets, including as a result of a recession, could impede our access to capital, which could be further adversely affected if we are unable to obtain or maintain favorable credit ratings. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. Similarly, if our suppliers or customers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials we need to manufacture or purchase our products. All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity.

We face intense competition and may not be able to compete effectively, which could reduce our market share and decrease our net sales and profitability.

We participate in intensely competitive end markets in the global semiconductor industry. Our competitive landscape includes rapid technological change in product design and manufacturing, continuous declines in ASPs, and customers who make purchase decisions based on a mix of factors of varying importance, which varies from customer-to-customer and from market-to-market. Our ability to compete in this environment depends on many factors, including our ability to identify emerging markets and technology trends in an accurate and timely manner, introduce new and innovative products, implement new manufacturing technologies at a sustainable pace, maintain the performance and quality of our products, and manufacture our products in a cost-effective manner. For example, semiconductor IC suppliers must meet increasingly stringent quality standards of certain OEMs and customers, particularly for automotive applications. While we strive to meet these requirements, we, as well as our third-party OSAT or wafer vendors, may experience problems in achieving acceptable quality results in the manufacture of our products, particularly in connection with production of new products or adoption of a new manufacturing process. Our failure to achieve acceptable quality levels in such instances could adversely affect our competitive position and business results.

Often, we compete against larger companies that possess substantial financial, technical, development, engineering, manufacturing, including wafer fabrication capabilities, and marketing resources. Varying combinations of these resources provide advantages to these competitors, such as the rapid implementation of artificial intelligence strategies for developing products and service offerings, which enable them to influence industry trends and the pace at which they adapt to these trends. A strong competitive response from one or more of our competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in increased pressure to lower our prices more rapidly than anticipated, increased sales and marketing expense, and/or market share loss. In addition, certain countries, such as China, have begun implementing initiatives to build domestic semiconductor supply chains, and our supply chain strategies for competing in such countries may be unsuccessful in fully eliminating the competitive disadvantages that we face. To the extent our profitability is negatively impacted by competitive pressures and reduced pricing, our business, financial condition, results of operations and growth prospects may be materially and adversely affected.

We rely on a limited number of third-party semiconductor wafer fabrication facilities and a limited number of suppliers of other materials, and the failure of any of these suppliers to supply wafers or other materials on a timely basis could harm our business and our financial results.

We currently rely on a limited number of third-party wafer fabrication facilities for the fabrication of semiconductor wafers used in the manufacture of our IC products, primarily United Microelectronics Corporation (“UMC”), Polar Semiconductor, LLC (“PSL”), Tower Semiconductor Ltd. (“Tower”) and Taiwan Semiconductor Manufacturing Company (“TSMC”), and we purchase a number of key materials and components used in the manufacture of our products from single or limited sources. We depend on these foundries and other sources to meet our production needs. These foundries have limited production capacities with little ability to quickly expand capacity. From time to time, we have encountered shortages and delays in obtaining wafers and other components and materials as well as export restrictions on certain components and materials, and we may encounter additional shortages, delays and restrictions in the future. For example, in December 2024, China imposed export restrictions on certain minerals, including antimony, which certain of our wafer foundry partners use in the manufacture of our IC products, and beginning in April 2025 China announced additional restrictions on the export of rare-earth metals used in some of our applications and in end-user products that contain our products which could disrupt our ability to source materials for our products, upend supply chains or drive down the demand for our products. Additionally, two of our third-party wafer fabrication facilities are located in Taiwan, a location where earthquakes are commonplace, and geopolitical changes in China-Taiwan relations could disrupt their operations. If we cannot supply our products due to a lack of components, are unable to source materials, such as antimony or other rare-earth metals, from other suppliers, to redesign products with other components in a timely manner, or OEMs or our other customers are unable to access the materials they need to produce the end products that our applications are used in our business will be significantly harmed. We do not have long-term contracts with some of our suppliers and third-party manufacturers. As a result, any such supplier or third-party manufacturer can discontinue supplying components or materials to us at any time and without penalty. Moreover, we depend on the quality of the wafers and other components and materials that they supply to us, over which we have limited control. Our suppliers’ abilities to meet our requirements could be impaired or interrupted by factors beyond their control, such as global market conditions, changes in tariffs or other trade regulations, natural disasters or other disruptions. If any one or more of our suppliers is unable or unwilling to deliver us products and we are unable to identify alternative sources of supply for such materials or components on a timely basis, our operations may be adversely affected. In addition, even if we identify any such alternative sources of supply, we could experience delays in testing, evaluating and validating materials or products of potential alternative suppliers or products we obtain through outsourcing. Qualifying new contract manufacturers, and specifically semiconductor foundries, is time-consuming and might result in unforeseen manufacturing and operations problems. Furthermore, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components or materials to us. We are also subject to potential delays in the development by our suppliers of key components, which may affect our ability to introduce new products. Any of these problems or delays could damage our relationships with our customers, adversely affect our reputation and adversely affect our business, financial condition, results of operations and our ability to grow our business.

Failure to adjust our purchase commitments and inventory management based on changing market conditions or customer demand could result in an inability to meet customer demand or additional charges for obsolete or excess inventories or non-cancellable purchase commitments or reduced sales in periods when customers digest excess inventory.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on outsourced contract manufacturing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of the commitments by many of our customers and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate future requirements of our customers. On occasion, our customers may require rapid increases in production, and we may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry are causing, and may in the future cause, our customers to significantly reduce the number of products ordered from us as they digest excess inventory. Because many of our sales, research and development and manufacturing expenses are relatively fixed, a reduction in customer demand has resulted, and may continue to result, in a decrease in our gross margins and operating income.

In addition, we base operating decisions, and enter into purchase commitments, on the basis of anticipated net sales trends, which are highly unpredictable. Changes in forecasts or the timing of orders from customers expose us to risks of inventory shortages or excess inventory. Some of our purchase commitments are not cancellable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered, which exceeds our actual requirements. For example, we have noncancellable purchase commitments with vendors and “take-or-pay” agreements with certain of our third-party wafer fabrication partners, under which we are required to purchase a minimum number of wafers per year or face financial penalties. These types of commitments and agreements have reduced and may continue to reduce, our ability to adjust our inventory to address declining market demands. Over the past several quarters, we and other semiconductor companies have experienced a downturn in market demand, which has caused us to record substantive charges for excess and obsolete inventories and be forced to incur other inventory-related charges. If net sales in future periods fall substantially below our expectations, or if we fail to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventories or noncancellable purchase commitments. Moreover, during a market upturn we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could prevent us from taking advantage of opportunities and maximizing our net sales. Our failure to adjust our supply chain volume, secure sufficient supply from our third-party vendors, including our semiconductor wafer suppliers, or estimate our customers’ demand could have a material adverse effect on our net sales, business, financial condition and results of operations.

Shifts in our product mix, customer mix or channel mix may result in declines in gross margin.

Gross margins on individual products typically fluctuate over the product’s life cycle. Our overall gross margins have fluctuated from period to period as a result of shifts in product mix, customer mix, channel mix, the introduction of new products, decreases in ASPs for older products and our ability to reduce product costs. In addition, in periods of high demand for some of our products, we may have to source a portion of materials from higher-cost providers, which may decrease overall gross margin. These fluctuations are expected to continue in the future.

The cyclical nature of the semiconductor industry may limit our ability to maintain or improve our net sales and profitability.

The semiconductor industry, including the analog segment in which we compete, is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces, which can result in significant declines in analog semiconductor demand. We are currently experiencing a downturn and may experience downturns in the future. Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of ASPs. Recent downturns in the semiconductor industry had been attributed to a variety of factors, including weakness in demand and pricing for semiconductors across applications, ongoing trade disputes among the United States and China, and excess inventory. Downturns directly impact our business, and any prolonged or significant future downturns in the semiconductor industry could have a material adverse effect on our business, financial condition and results of operations. Conversely, significant upturns can cause us to be unable to satisfy demand in a timely and cost-efficient manner and could result in increased competition for access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, including semiconductor wafers from our third-party wafer manufacturing partners, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing or new products, and our business, financial condition and results of operations could be materially and adversely affected.

Substantial portions of our sales are made to automotive industry suppliers. Downturns or disruptions in the automotive market or industry have harmed and in the future could significantly harm, our financial results.

Our customers that supply various systems and components to automotive OEMs accounted for 73.8%, 72.4%, and 66.4% of our total net sales in fiscal years 2025, 2024, and 2023, respectively. This concentration of sales exposes us to the risks associated with the automotive market and automotive industry. For example, our anticipated future growth is highly dependent on the increased adoption of automotive technologies and HEV and EV powertrain vehicles, which traditionally have had increased sensor and power product content. A downturn in the automotive market or prolonged disruption could delay automakers’ plans to introduce new vehicles with these features, which would negatively impact the demand for our products and the ability to grow our business. Disruptions in the automotive industry due to changes in tariffs or other trade regulations could have a material adverse effect on our business, financial condition and results of operations. For example, in March 2025, the United States Government released a proclamation adjusting tariffs on automobiles and automobile parts into the United States. Such tariffs, as well as any potential retaliatory tariffs, could substantially disrupt the automotive market or industry and in turn have a material adverse effect on our business. Furthermore, tariffs could make our OEM and other end customers’ products less attractive relative to products offered by their competitors, which may not be subject to similar tariffs. Some OEM and end customers in our industry have already implemented short-term price adjustments to offset such tariffs and transitioned their production and supply chain to locations outside of China.

Acquisitions of other companies or technologies, may create additional risks, including risks associated with our ability to successfully integrate these acquisitions into our business.

We have acquired other companies as part of our growth strategy, and we continue to consider future acquisitions of other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. Acquiring companies or technologies involves a number of risks, including, but not limited to: the potential disruption of our ongoing business; the increased costs incurred to finance acquisitions and the allocation of capital to fund acquisitions being diverted from other operational priorities, such as research and development; unexpected costs or incurring unknown liabilities; the diversion of management resources from other strategic and operational issues; difficulty in developing, manufacturing and marketing the products of a newly acquired company within the anticipated costs and timeframe; the inability to retain key employees of the acquired businesses; difficulties relating to integrating the operations and personnel of the acquired businesses; adverse effects on our existing customer relationships or the existing customer relationships of acquired businesses; the potential incompatibility of the acquired business or their customers; issues not discovered during our due diligence that could impact our assumptions concerning the status of and prospects for the products and technologies of the acquired business; and acquired intangible assets, including goodwill, becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business. If we are unable to successfully address any of these risks, our business could be harmed.

Decreases in average selling prices of our products and increases in input costs may reduce our gross margins.

The market for our products is generally characterized by declining ASPs, resulting from factors such as increased competition, overcapacity, the amount of inventory held by our customers, the introduction of new products and increased unit volumes. We have in the past experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to declining ASPs. ASPs may decrease in the future in response to the introduction of new products by us or our competitors, or due to other factors, including customer pricing pressures. In order to sustain profitable operations, we must continually reduce costs for our existing products and also develop and introduce new products with enhanced features on a timely basis that can be sold initially at higher ASPs. Failure to do so could cause our net sales and gross margins to decline, which would negatively affect our financial condition and results of operations and could significantly harm our business.

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

The manufacture of our products, including the fabrication of semiconductor wafers, and the assembly and testing of our products, are complex and sensitive to many factors, including levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other issues that can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. From time to time, we have experienced problems in achieving acceptable yields at our third-party wafer fabrication partners, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins. In addition, changes in manufacturing processes required due to changes in product specifications, changing customer needs and the introduction of new product lines have historically significantly reduced our manufacturing yields, resulting in low or negative margins on those products. Poor manufacturing yields over a prolonged period of time could adversely affect our ability to deliver our products on a timely basis and harm our customer relationships, which could materially and adversely affect our business, financial condition and results of operations.

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

We rely heavily on the manufacturing operations of the AMPI Facility, which operates as our primary internal assembly and testing facility. We depend on the AMPI Facility for our sensor and power products, and if this facility suspends operations, our ability to assemble and test our products could be materially impaired. Furthermore, any disruption in operations at the AMPI Facility could adversely affect our ability to meet customer demand in a timely manner, or at all, which would lead to a reduction in our net sales and may adversely affect our reputation and customer relationships, potentially resulting in longer-term harm to our business. In addition, an earthquake, fire, flood or other natural or man-made disaster, as well as a pandemic, epidemic or other outbreak of infectious disease, strikes, political or civil unrest, or any number of other factors beyond our control could also disable the facility, causing catastrophic losses. Although we supplement the assembly capabilities at the AMPI Facility with other external or independent assembly subcontractors throughout Asia, if our manufacturing operations at the AMPI Facility are disrupted, it could take additional time and cost, for us to resume manufacturing at another location, which could materially harm our manufacturing efficiency and capacity, delay production and shipments and result in costly expenditures to repair or replace this facility.

We have established or invested in alternative manufacturing facilities and may in the future be required to establish or invest in additional alternative manufacturing facilities. Such attempts to establish or invest in alternative manufacturing facilities, however, could increase our costs, negatively affect our profitability, and limit our ability to maintain competitive prices for our products. Only a few alternative manufacturing facilities have the capability to assemble and test our most advanced and complex products, and if we are forced to engage such alternative manufacturing facilities, we may encounter difficulties and incur additional costs. Accordingly, we cannot guarantee that we will be able to manage the risks and challenges associated with our dependence on the AMPI Facility, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our net sales are generated through distributors, which subjects us to certain risks.

We sell our products worldwide through multiple sales channels, including through our direct sales force, distributors and independent sales representatives, which resell our products to numerous end customers. A significant portion of our net sales are made to distributors, which were approximately 50.7%, 52.9% and 39.3% of our net sales in fiscal years 2025, 2024 and 2023, respectively, excluding our former distribution relationship with Sanken in Japan, which represented approximately 16.5% of our net sales in fiscal year 2023. Sales to our largest, non-affiliated distributor accounted for 9.3%, 10.2% and 10.8% of our net sales in fiscal years 2025, 2024 and 2023, respectively. The impairment or termination of our relationships with our distributors, or the failure of these parties to diligently sell our products, could materially and adversely affect our ability to generate revenue and profits. Additionally, if our distributors are unable to accurately forecast end customer demand for our products, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Our purchases or commitments to purchase inventory are based on, among other things, our distributors’ forecasts of end customer demand. We have experienced, and may in the future experience, situations where such demand does not materialize as forecasted, where inventory is rendered obsolete by the rapid pace of technological change, or where customers reduce, delay, or cancel orders. Some of these factors have resulted in, and may in the future result in, excess or obsolete inventory charges. Conversely, if we need to rapidly increase our business and manufacturing capacity to meet increases in our distributors’ forecasted demand, this could strain our manufacturing and supply chain operations and negatively impact our working capital. Because our distributors control the relationships with end customers, if our relationship with any distributor ends, we could also lose our relationships with their customers. In addition, because our distributors do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with one of their other suppliers. Because we do not control the sales representatives and other employees of our distributors, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. Further, we may not have staff in one or more of the locations covered by our distributors, which makes it particularly difficult for us to monitor their performance. Despite our efforts to mitigate risks associated with noncompliance by our distributors, there remains a risk that they will not comply with regulatory requirements or our requirements and policies. Actions by sales representatives and other employees of our distributors could result in flat or declining sales in a given geographic area, reputational harm to us or our products, or legal liability, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition to the risk of losing customers, the operation of local laws and our agreements with our distributors could make it difficult for us to replace a distributor we feel is underperforming.

Events beyond our control impacting us, our key suppliers or our manufacturing partners could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to make, transport and sell products in coordination with our suppliers, customers (including OEMs), distributors and third-party manufacturers or other subcontractors is critical to our success. Damage or disruption to either our or our key suppliers or manufacturing partners’ supply, manufacturing or distribution capabilities resulting from weather, freight carrier availability, natural disaster, disease, fire, explosion, cyber-attacks, terrorism, pandemics, epidemics or other outbreaks of infectious disease, strikes, civil unrest, repairs or enhancements at facilities manufacturing or distributing our products or other reasons could impair our ability to manufacture, sell, and deliver products on a timely basis or at all. Climate change may also increase the frequency or intensity of certain of these risks, as well as contribute to various chronic changes (such as sea-level rise or changes to meteorological and hydrological patterns) that may result in similar risks.

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

Our customers seek new products with more features and functionality at a lower cost, and our success relies heavily on our ability to continue to develop and market to our customers new and innovative products and improvements of existing products, including those that may incorporate, or are based or developed using, software or artificial intelligence technologies. In order to respond to new and evolving customer demands, achieve strong market share and keep pace with new technological, processing and other developments, we must continually introduce new and innovative products into the market. Although we strive to respond to customer preferences and industry expectations in the development of our products, we may not be successful in developing, introducing or commercializing any new or enhanced products on a timely basis or at all. Further, if initial sales volumes for new or enhanced products do not reach anticipated levels within the time periods we expect, we may be required to engage in additional marketing efforts to promote such products and the costs of developing and commercializing such products may be higher than we predict. Moreover, new and enhanced products may not perform as expected. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase costs and disrupt supply of such products.

A fundamental shift in technologies, particularly one that impacts magnetic or power ICs, the regulatory climate or demand patterns and preferences in our existing product markets or the product markets of our customers or end-users could make our current products obsolete or more expensive relative to alternatives, prevent or delay the introduction of new products or enhancements to our existing products or render our products irrelevant to our customers’ needs. If our new product development efforts fail to align with the needs of our customers, including due to circumstances outside of our control, such as a fundamental shift in the product markets of our customers and end users or regulatory changes, our business, financial condition and results of operations could be materially and adversely affected.

We depend on growth in the end markets that use our products. Any slowdown in the growth of these end markets could adversely affect our financial results.

Our continued success will depend in large part on general economic growth and growth within our target markets in the automotive and industrial sectors. Factors affecting these markets, including reductions in sales of our customers’ products, deterioration of our customers’ financial condition, insufficient customer resources dedicated to promoting and commercializing their products, the inability of our customers to adapt to changing technological demands, design flaws in customer products, the effects of catastrophic and other disruptive events, and increased supply chain, manufacturing or production costs could seriously harm our customers and, as a result, harm us. Any slowdown in the growth of these end markets could adversely affect our financial results. For example, a significant element of our growth strategy depends on the increasing adoption of (i) HEVs and EVs, which are expected to have higher sensor and power product content, and (ii) our products in the industrial market, which have applications in clean energy and EV charging, both of which we anticipate will benefit from a transition to lower emission vehicles and clean energy. If anticipated demand in the end market for these vehicles and products does not materialize or if widespread adoption takes longer than we project, it would adversely affect demand for our products from customers and impact our ability to execute our growth strategy.

The loss of one or more significant end customers could have a material adverse effect on our business and results of operations.

The loss of or a significant reduction in business with one or more significant end customers, particularly in the automotive market, could have a material adverse effect on our net sales and, in turn, on our overall business, financial condition and results of operations.

Our ability to identify, enter and expand in new markets may be unsuccessful, and our investments in these opportunities may not generate expected returns, which could adversely affect our business and financial results.

As part of our growth strategy, we seek to expand our addressable markets by identifying and entering both new geographic markets and increasing and expanding the number and types of applications our products can be used in. For example, we are exploring opportunities and increasing investment to pursue opportunities in applications such as artificial intelligence, medical devices and robotics, and in geographic markets where we have not historically had a strong presence. Our future success depends in part on our ability to successfully identify these opportunities, make the necessary investments to pursue them, overcome marketing and technological challenges, and ultimately generate and expand revenue and achieve appropriate margins from these efforts.

Our ability to generate significant revenue from new markets and applications for our products will depend on various factors, including: the development and growth rate of these markets; the ability of our technologies and product solutions to address the specific needs, price and performance requirements of customers and end users in these markets; our ability to provide solutions that offer advantages in terms of performance, quality, reliability, and value-added features compared with alternative solutions and competitive offerings; the ability to adapt to market conditions, distribution channels, and customer relationships that may be unfamiliar to us; the timely and efficient completion of product development, manufacturing, assembly, and test processes suitable for these markets; and the effectiveness of our marketing, sales, and support efforts in these new areas.

Many potential customers in these markets may have well-established relationships with competitive suppliers. Our ongoing success will require us to offer compelling alternatives at competitive costs. The markets for certain of these products may develop slower than anticipated, or not at all, or could utilize competing technologies. If we are unable to adapt rapidly to these new conditions, or if we fail to timely introduce new products or penetrate these markets successfully, our investments may not generate expected returns, our sales growth could be impeded, and our business, financial condition, and results of operations could be materially and adversely affected.

The nature of the design win process requires us to incur expenses without any guarantee that research and development efforts will generate net sales, and even if design wins are secured, such design wins may not generate timely or sufficient net sales or margins, which could adversely affect our financial results.

We focus on winning competitive bid selection processes, called “design wins,” to develop products for use in our customers’ products. Our future sales are highly dependent on our continued success at winning design mandates. These lengthy selection processes may require us to incur significant expenditures and dedicate valued engineering resources to the development of new products without any assurance that we will achieve design wins. If we incur such expenditures and fail to be selected in the bid selection process, our operating results may be adversely affected. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or an enhanced version of semiconductor products from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure an initial design win for any of our products to a customer, we may lose the opportunity to make future sales of those products to that customer. Failure to achieve initial design wins may also weaken our position in future competitive selection processes because we may not be perceived as an industry leader.

Even if we succeed in securing design wins, we may not generate timely or sufficient net sales or margins from those wins, as a substantial period of time generally elapses before we generate meaningful net sales relating to such products for which we secure design wins, if such sales are realized at all. The reasons for this delay may include: changing customer requirements, resulting in an extended development cycle for the product; delay in the volume production ramp up of customer products into which we design solutions; delay or cancellation of customers’ product development plans; competitive pressures to reduce our product selling price; the discovery of product design flaws, defects, errors or bugs; lower than expected customer acceptance of solutions designed for customers’ products; lower than expected market acceptance of customers’ products; and higher manufacturing costs than anticipated. If we do not continue to achieve design wins in the short term, we may not be able to achieve expected net sales levels associated with these design wins. If we experience delays in achieving such sales levels, our operating results could be adversely affected. Moreover, even if a customer selects our product, we cannot guarantee that this will result in any sales of our products, as the customer may ultimately change or cancel its product plans, or our customers’ efforts to market and sell its product may not be successful.

Changes in government trade policies, including the imposition of export restrictions and tariffs or retaliatory measures in response to such actions, could limit our ability to sell products to certain customers or limit demand from certain customers, which may materially and adversely affect our sales and results of operations.

The U.S. or foreign governments may take or threaten to take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries and/or to certain customers, particularly in China. For example, the United States and China have imposed export restrictions related to certain semiconductors and a number of tariffs and other restrictions on items imported or exported between the United States and China and may propose or threaten to impose additional tariffs in the future. We cannot predict what actions may ultimately be taken with respect to export restrictions, tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation. The institution of export restrictions and trade tariffs both globally and between the United States and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions for our business since Greater China accounted for the highest percentage of the Company’s total net sales in any one country in fiscal year 2025.

In addition, since we manufacture our products outside the United States, new or increased tariffs on certain goods imported into the United States, if adopted, could have a disproportionate impact on our business and make our products more expensive and less competitive in domestic markets. Furthermore, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that the Chinese government may require the use of local suppliers in place of non-Chinese suppliers like us, compel companies that do business in China to partner with local companies to conduct business and provide incentives to government-backed local customers to buy from local suppliers. Moreover, changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. Furthermore, changes in U.S. foreign policy or trade agreements may impact our supply chain, manufacturing and distribution of our products, as suppliers face increased costs and logistical challenges, which could result in delays in product delivery and increased inventory costs. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, which could materially and adversely impact our business, financial condition and results of operations.

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

For fiscal years 2025, 2024 and 2023, approximately 87.2%, 85.8% and 86.6%, respectively, of our net sales were to customers outside of the United States. In addition, a substantial majority of our products are assembled and tested at facilities outside of the United States. Our principal assembly and test facility is located in the Philippines at our AMPI Facility. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, including public health or safety concerns or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Moreover, conducting business outside the United States subjects us to a number of additional risks and challenges, including:

•
changes in a specific country’s or region’s political, regulatory or economic conditions;
•
a pandemic, epidemic or other outbreak of an infectious disease, which may cause us or our distributors, vendors and/or customers to temporarily suspend operations in the affected city or country;
•
compliance with a wide variety of domestic and foreign laws, regulations and policies (including those of municipalities or provinces where we have operations) and unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes, social insurance contributions and other payroll taxes and fees to governmental entities, tariffs, quotas, export controls, export licenses and other trade barriers or restrictions, and climate-related laws and regulations;
•
unanticipated restrictions on our ability to sell to foreign customers where sale of products and provision of services may require export licenses or are prohibited by government action, unfavorable foreign exchange controls and currency exchange rates;
•
the risk of substantial penalties and litigation related to violations of a wide variety of laws, treaties and regulations, including labor regulations and anti-corruption regulations;
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

These factors, individually or in combination, could impair our ability to effectively operate one or more of our foreign facilities or deliver our products, result in unexpected and material expenses, or cause an unexpected decline in the demand for our products in certain countries or regions. Our failure to manage the risks and challenges associated with our international business and operations could have a material adverse effect on our business. For example, the military conflict between Israel and Hamas and the potential for regional expansion; any deterioration in the relations between Taiwan and China, and other factors affecting military, political or economic conditions in Taiwan or elsewhere in Asia; and the continuing military conflict between Ukraine and Russia, as well as the financial and trade-related restrictions associated with Russia and Belarus and economic sanctions on certain individuals and entities in Russia and Belarus, could adversely impact the global supply chain, disrupt our operations and/or our customers’ operations, negatively impact the demand for our products in our primary end markets or lead to an increase in cyberattacks and espionage.

End-user demand for certain HEVs, EVs and green energy products often depends on the availability of rebates, tax credits and other financial incentives. The reduction, modification, expiration or elimination of such government economic incentives could reduce end-user demand and thus affect our customers’ demand for our products.

The U.S. federal government, some state and local governments, as well as foreign governments provide certain incentives to end-users and purchasers of certain HEVs, EVs and green energy products in the form of rebates, tax credits and other financial incentives. End-users often rely on these governmental rebates, tax credits and other financial incentives to significantly lower the purchase price of these products. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or be reduced or terminated as a matter of regulatory or legislative policy. For example, in January 2025, the United States released an executive order instructing the federal government to consider eliminating “unfair subsidies and other ill-conceived government-imposed market distortions that favor EVs over other technologies and effectively mandate their purchase.” Additionally, lawmakers may pass laws levying additional taxes on EVs to offset lost gas tax revenues. Any slowdown in end-user demand for our products as a result of such changes to these incentives could adversely affect our business, financial condition and results of operations.

We may lose sales if we are unable to obtain government authorization to export certain technology for our products, and we will be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.

Exports to certain manufacturers of technology relating to our products are subject, or could be subject in the future, to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. Obtaining export licenses can be difficult, costly and time-consuming, and we may not always be successful in obtaining necessary export licenses. Our failure to obtain required import or export approval for our products or limitations on our ability to manufacture or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. Failure to obtain export licenses for technology relating to our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our net sales and materially and adversely affect our business, financial condition and results of operations.

Our business could be negatively affected as a result of unsolicited acquisition proposals.

In the past we have received unsolicited, non-binding proposals to acquire us, which our Board carefully considered in consultation with our independent financial and legal advisors. Responding to such proposals, even if they are ultimately rejected, is costly and time-consuming, disrupting to our operations and diverts the attention of management and our employees. These activities lead to uncertainty among our customers, employees, and business partners regarding our future direction, resulting in lost business opportunities, difficulties in attracting and retaining qualified personnel, and challenges in maintaining key business relationships. Furthermore, speculation about potential acquisitions causes volatility in our stock price, which could also disrupt our ability to access the capital markets for financing purposes.

Changing currency exchange rates may adversely affect our business, financial condition, results of operations and cash flows.

We have operations and assets in the U.S. as well as foreign jurisdictions and prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. Therefore, we must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, a decrease in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Furthermore, currency exchange rates can be volatile, and such currency fluctuations may make it difficult for us to predict our results of operations. It is possible that government policy changes and uncertainty about such changes could increase currency exchange rate fluctuations. If we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business, financial condition, results of operations and cash flows may be negatively affected.

Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.

Our ability to operate and expand our business depends on the availability of adequate capital, which in turn depends on cash flow generated by our business and the availability of borrowings under our credit facilities and other debt, equity or other applicable financing arrangements. We believe that our existing cash resources and our access to the capital markets will be sufficient to finance our continued operations, growth strategy, and planned capital expenditures for at least the next 12 months. However, we have based this estimate on our current operating plans and expectations, which are subject to change, and cannot assure you that our existing resources will be sufficient to meet our future liquidity needs. We may require additional capital to respond to business opportunities, challenges, acquisitions or other strategic transactions and/or unforeseen circumstances. The timing and amount of our working capital and capital expenditure requirements may vary significantly depending on numerous factors, including: market acceptance of our products; the need to adapt to changing technologies and technical requirements; the existence of opportunities for expansion; and access to and availability of sufficient management, technical, marketing and financial personnel. In addition, it is possible that government policy changes and uncertainty about such changes could increase market volatility, which may lead to adverse changes in the availability, terms and cost of capital.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations and our ability to incur additional debt or engage in other capital-raising activities. Interest rates have remained elevated over the last year and may remain elevated or rise, making the cost of incurring new debt obligations more expensive to the Company. There is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow and support our business and respond to business opportunities and challenges could be significantly limited.

Our indebtedness may limit our flexibility to operate our business and adversely affect our financial health and competitive position.

As of March 28, 2025, we had $345.0 million in aggregate principal amount of debt outstanding under our 2025 Refinanced Loans (as defined herein), no debt outstanding under our revolving credit facility and $256.0 million of additional borrowings available thereunder. To service this indebtedness, and any additional indebtedness or other long-term obligations we may incur in the future, we need to generate sufficient levels of cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient levels of cash from operations or that future borrowings or other financings will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.

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

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to achieve our long-term strategic business and financial objectives and execute our business plan could be harmed, which in turn could adversely affect our financial results.

Our success depends upon the continued services of our executive officers, managers and skilled personnel, including our development engineers. From time to time, including over the past year, we have experienced changes in our executive management team and other key personnel, which is disruptive to our business. Generally, our employees, including executive management are not bound by obligations that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Moreover, our employees, including executive management are generally not subject to non-competition agreements. Given these limitations, we may not be able to continue to attract, retain and motivate the qualified personnel necessary for our business. In addition, we recruit from a limited pool of engineers with expertise in analog mixed-signal semiconductor design, and the competition for such personnel can be intense. Our future performance depends on the continued services and continuing contributions of our executive management to execute our business plan and to identify and pursue new opportunities and product innovations. The loss of one or more of our executive officers or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to our operations or product development efforts and could have a material adverse effect on our business, financial condition and results of operations. In addition, we must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws, regulations and policies as well as by procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations, policies or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services, any of which would adversely affect our business, financial condition and results of operations.

Our business and operating results could be harmed as the result of undertaking restructuring activities.

We have initiated and implemented strategies to reduce costs, including workforce reductions and office closures, in the past two years, and incurred related restructuring costs in anticipation of realizing cost savings in the future. We may not realize, in full or in part, the anticipated benefits, savings and improvements from the reductions of our workforce and other restructuring activities if our revenue and profits decline beyond our current projections. Any future restructuring would require substantial management time and attention and may divert management from other important work. If we are unable to effectively manage or efficiently implement these strategies and/or restructuring initiatives, we may not realize the expected operational efficiencies and cost savings of such strategies and initiatives, and our operating results and financial condition would be adversely affected as a result.

Risks Related to our Information Technology, Intellectual Property, and Data Security and Privacy

If we are unable to protect our proprietary technology and inventions, our ability to compete successfully and our financial results could be adversely impacted.

We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of March 28, 2025, we owned 1,942 active patents, including 966 U.S. patents (with expiration dates between 2025 and 2043), with an additional 487 pending patent applications, including 252 U.S. patent applications. Maintenance of patent portfolios, particularly outside of the U.S., is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our patents supporting our products and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business. Additionally, it is difficult and costly to monitor the use of our intellectual property. It may be the case that our intellectual property is already being infringed, and infringement may occur in the future without our knowledge. The difficulty and failure to identify any violations of our intellectual property rights could materially and adversely affect our business, financial condition and result of operations and hurt our competitive advantage.

Additionally, we seek to protect our proprietary technology and inventions, particularly those relating to our manufacturing processes, as trade secrets. Under the trade secret laws of both the United States and applicable non-U.S. countries, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. While we require our officers, employees, consultants, distributors, and existing and prospective customers and collaborators to sign confidentiality agreements and take various security measures to protect unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. The semiconductor industry is generally subject to high employee turnover, so the risk of trade secret misappropriation may be amplified. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.

Our ability to compete successfully depends in part on our ability to commercialize our products without infringing the patent, trade secret or other intellectual property rights of others.

Our competitors and other third parties actively seek to protect their technology and inventions with patents and trade secrets. We have no means of knowing the content of patent applications filed by third parties until they are published. It is also difficult and costly to continuously monitor the intellectual property portfolios of our competitors to ensure our technologies do not violate the intellectual property rights of any third parties.

Patent assertion entities are common in the semiconductor industry, which is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive communications from third parties that allege that our products or technologies infringe their patent or other intellectual property rights, and we may receive more or similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. In the event that any third party succeeds in asserting a valid claim against us or any of our customers, we could be forced to do one or more of the following: discontinue selling, importing or using certain technologies that contain the allegedly infringing intellectual property, which could cause us to stop manufacturing certain products; seek to develop non-infringing technologies, which may not be feasible; incur significant legal expenses; pay substantial monetary damages to the party whose intellectual property rights we may be found to be infringing; and/or seek licenses for the infringed technology that may not be available on commercially reasonable terms, if at all.

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

Cybersecurity incidents that we or our critical third-party service providers experience could irreparably damage our reputation and business and materially affect our operating results and financial condition.

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

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. We and our third-party service providers are exposed to a range of cyberattack vectors, including computer viruses, malware (including ransomware), illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism, employee or contractor error or malfeasance, social engineering or phishing, or software-related errors, bugs or other vulnerabilities. Security measures that we, our third-party service providers, and our customers have implemented cannot detect or prevent all cybersecurity attacks, disruptions or security breaches. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Further, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

Threat actors are increasingly sophisticated and using techniques and tools that circumvent controls, evade detection, and remove forensic evidence, which means that effectively anticipating, containing and recovering from attacks and incidents in a timely manner is and will continue to be challenging, and may require us to incur material costs. Any attack, breach or misuse of Confidential Information, whether experienced by us or a third-party service provider or in our supply chain, could materially harm our reputation by deterring existing or prospective customers from using our products and applications, increasing our operating expenses in order to contain and remediate the incident, exposing us to unbudgeted or uninsured liability, disrupting our operations, diverting management focus away from other priorities, increasing our regulatory and litigation (including class action) exposure, and/or resulting in the imposition of material penalties and fines under state, federal and foreign laws. Any of the foregoing could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. While we maintain various insurance policies, we cannot be certain that any or all cybersecurity or privacy-related losses or costs will be covered in whole or in part by our policies.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

In the United States and other jurisdictions in which we operate, we are subject to various consumer protection, data privacy and information security laws and related regulations. These laws and regulations impose significant compliance requirements in relation to our IT Systems and Confidential Information, and in some instances, expose us to private rights of action and statutory damages for certain types of events. A serious breach of such laws or regulations may expose us to material litigation, fines, civil and/or criminal penalties, adverse publicity resulting in significant customer loss, and/or require us to change our business practices in a manner that materially impacts our financial condition. As a U.S.-based company operating in many countries around the world, we are subject not only to U.S. federal and varying U.S. state privacy, data protection, information security, and consumer protection laws and regulations, but also to numerous foreign laws and regulations, including the EU General Data Protection Regulation and the Data Security Law of the People’s Republic of China. Complying with these laws and regulations is costly and time-consuming, and as these laws and regulations are being interpreted broadly and in potentially conflicting ways by global regulators, we are subject to increased compliance obligations and regulatory scrutiny, litigation and reputational risks, which could have a material adverse impact on our operations and financial results. Additionally, restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, and limit our ability to develop new products and features.

Risks Related to Regulatory Compliance

Our failure to comply with the large body of laws and regulations to which we are subject could have a material adverse effect on our business and operations.

We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These laws and regulations include: antitrust regulatory activities; consumer protection laws; artificial intelligence, data privacy and cybersecurity laws; import/export regulatory activities; product safety regulatory activities; worker health and safety; environmental protection; employment matters; and tax and other regulations in each of the areas in which we conduct business. In certain jurisdictions, regulatory requirements in one or more of these areas may be more stringent than or inconsistent with those of the United States, which could force us to incur greater compliance costs, while also exposing us to increased litigation or other risks. Any material increase in our costs as a result could have a material adverse effect on our business, financial condition, results of operations and liquidity. In the area of employment matters, noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. In certain instances, former employees have brought claims against us, and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay damages, attorneys’ fees and costs. These enforcement actions could harm our reputation, business, financial condition and results of operations. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Our failure to comply with applicable anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences.

Anti-bribery and anti-corruption laws in jurisdictions in which we do business generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. These laws and regulations can be subject to varying interpretations and enforcement practices, increasing the risk of unintentional non-compliance. Our policies mandate compliance with these anti-bribery laws, and we train our staff on anti-bribery laws and have established procedures and controls to monitor internal and external compliance. However, there can be no assurance that our internal controls and procedures will protect us from reckless or criminal acts committed by our employees or agents, nor do we have third-party attestation to the effectiveness of our internal controls related to fraud and corruption. There can be no guarantee that our efforts will prevent violations or allegations of violations, which could result in costly investigations, civil or criminal penalties, and reputational damage and which could have a material adverse effect on our business and operating results.

In order to comply with environmental and occupational health and safety laws and regulations, we may need to modify our activities or incur substantial costs, and such laws and regulations, including any failure to comply with such laws and regulations, could subject us to substantial costs, liabilities, obligations and fines, or require us to have our suppliers alter their processes.

The semiconductor industry is subject to a variety of international, federal, state, local and non-U.S. laws and regulations governing pollution, environmental protection and occupational health and safety, including those relating to hazardous and toxic materials, product composition, and the investigation and cleanup of contaminated sites, including sites we currently or formerly owned or operated, due to the release of hazardous materials, regardless of whether we caused such release. In addition, we may be strictly liable for joint and several costs associated with investigation and remediation of sites at which we have arranged for the disposal of hazardous wastes if such sites become contaminated, even if we fully comply with applicable environmental laws and regulations. Failure to comply with such laws and regulations could subject us to significant fines or other civil or criminal costs, obligations, sanctions or property damage or personal injury claims, or suspension of our facilities’ operating permits. Compliance with current or future environmental and occupational health and safety laws and regulations could restrict our ability to expand our business or require us to modify processes or incur other substantial expenses which could harm our business. In the event of an incident involving hazardous materials, we could be liable for damages, and such liability could exceed the amount of any liability insurance coverage and the resources of our business. In addition, in the event of the discovery of contaminants or the imposition of clean up obligations for which we are responsible, we may be required to take remedial or other measures which could have a material adverse effect on our business, financial condition and results of operations. In response to environmental concerns, some customers and government agencies impose requirements for the elimination and/or labeling of hazardous substances, such as lead (which is widely used in soldering connections in the process of semiconductor packaging and assembly), in electronic equipment, as well as requirements related to the take-back of products discarded by customers. For example, the EU adopted its RoHS, which prohibits, with specified exceptions, the sale in the EU market of electrical and electronic equipment containing more than agreed levels of lead or other hazardous materials, and China has enacted similar regulations. Globally, environmental and occupational health and safety laws and regulations have tended to become more stringent over time, causing a need to redesign technologies, imposing greater compliance costs and increasing risks and penalties associated with violations, which could seriously harm our business.

General Risks

We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could adversely affect our results of operations or financial condition.

As a multinational business, we are subject to income and other taxes in both the U.S. and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. For example, in October 2021, a global consortium of countries agreed to establish a new framework for international tax reform, including a new global minimum tax of 15% (“Pillar Two Minimum Tax”). In December 2022, European Union member states voted unanimously to implement rules for the Pillar Two Minimum Tax and gave member states until December 31, 2023 to implement such rules into national legislation. Many member states have enacted minimum tax legislation and others, including non-EU members, are considering law changes in the near term. In general, if a jurisdiction has an ETR below the 15%, the Pillar Two Minimum Tax may impute an additional alternative minimum “top-up tax.” The Company is subject to the Pillar Two Minimum Tax rules. If Pillar Two proposals are enacted into law in the U.S. or other countries in which we operate, it is possible that such proposals could increase our tax uncertainty and may adversely affect our provision for income taxes in the future. The Financial Accounting Standards Board (“FASB”) considers the Pillar Two Minimum Tax an alternative minimum tax; therefore, deferred tax assets and liabilities are not recognized or adjusted for any estimated future effects. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our ETR and/or valuation of our deferred tax assets and liabilities.

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

Failure to comply with requirements to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

We have significant requirements for financial reporting and internal controls. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and adversely affect our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), to furnish a report by our management on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation and testing. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. In addition, pursuant to Section 404, we are required to include in the annual reports that we file with the SEC an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm, and the costs and burdens of complying with Section 404 could be significant.

Sustained inflation could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Inflation rates in the markets in which we operate have remained elevated, and this may continue in the future or inflation rates may increase. Inflation has caused and may continue to cause us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation and energy costs. In response to inflation, our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, and we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates remain elevated or rise for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Climate change presents risks that could disrupt our business operations and force us to incur increased costs and expenses, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business and operations are highly dependent on our ability to utilize key physical locations for the design, manufacture, assembly and testing of our products, particularly our AMPI Facility and the facilities utilized by our third-party wafer fabrication partners. Natural disasters and severe weather events could damage our or our suppliers’ facilities or interrupt operations at or transportation to and from these facilities, which could result in delays in our ability to sell our products that would negatively impact our net sales, potentially damage our customer relationships and our reputation, and may have a material adverse effect on our business, financial condition and results of operations. Additionally, natural disasters and severe weather events in the markets in which we operate, as well as various chronic climatic changes, could cause economic hardships and a reduction in the demand for our products.

We are subject to a series of risks related to ESG matters.

There is increased scrutiny from various stakeholders regarding companies’ management of climate change, human capital, and various other ESG matters. We engage in various initiatives (such as disclosures, policies, and targets) to manage such matters and address stakeholder expectations; however, such initiatives can be costly and may not have the desired effect. For example, many of our initiatives leverage methodologies, standards, and data that are complex and continue to evolve, including being subject to factors that in instances are outside of our control. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, various stakeholders have different, and at times conflicting, expectations. For example, evolving environmental, climate, and other ESG-related laws and regulations across the United States and other jurisdictions do not fully align and may be inconsistent in their application and interpretation, which could increase the complexity and costs of compliance as well as any associated litigation or enforcement risks. Certain jurisdictions have also sought to constrain companies’ consideration of such matters. Both proponents and opponents of such matters are increasingly resorting to activism, including litigation, to advance their perspectives. Addressing stakeholder expectations and regulatory requirements entails costs, and any failure to successfully navigate such matters may result in reputational harm, loss of customers or contracts, regulatory or investor engagement, or other adverse impacts to our business. Many of our customers, suppliers, and other stakeholders are subject to similar expectations, which may augment or create additional risks.

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

Key elements of our cybersecurity risk management program include:

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
•
periodic tabletop exercises conducted by outside counsel to evaluate our incident response plan and response capabilities; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

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

Our management team, including our Chief Digital and Information Officer and General Counsel, is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Digital and Information Officer has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Digital and Information Officer has more than 30 years of experience in information technology, including prior experience in cybersecurity architecture. We have an information security team with varying backgrounds, years of experience and levels of information security certification.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

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

Facility	Facility Function	Facility Size	Status
Manila, Philippines	Manufacturing - Assembly, Test, Finish	Approximately 434,000 square feet	Owned
Muntinlupa City, Philippines	Research and Development, Administrative	Approximately 52,000 square feet	Leased (Five-year lease expires in 2028)
Manchester, New Hampshire	Corporate Headquarters, Research and Development, Administrative	Approximately 125,000 square feet	Owned
Marlborough, Massachusetts	Research and Development, Administrative	Approximately 52,000 square feet	Leased (10-year lease expires in 2028)

We also lease design and applications support centers in the Americas, Asia and Europe. Our decision to open and maintain additional design centers is based on several factors, including the ability to employ talented engineers at efficient costs and to better serve our local customer base.

Our manufacturing strategy consists of a combined internal and external sourcing strategy. This strategy enhances security of supply by providing both internal and external capacity throughout the manufacturing process and has enabled us to reduce our capital requirements, reduce our fixed costs, obtain additional capacity to meet customer needs in periods of high demand and establish wafer process technology collaborations.

We have a fabless business model that provides us with enhanced security of supply and manufacturing flexibility. Our primary fab partners currently include UMC, PSL, Tower and TSMC. We have master service agreements with all primary foundry partners, and we have also engaged in long-term supply agreements with some of our foundry partners.

The AMPI Facility is our primary internal assembly and testing facility for our sensor and power products, with packaging capabilities and quality standards that meet stringent automotive safety and reliability specification requirements. We also supplement the assembly capabilities of the AMPI Facility with subcontractors throughout Asia, and approximately 45%, 47% and 51% of our assembly was outsourced in fiscal years 2025, 2024 and 2023, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ALGM.” As of May 19, 2025, there were 184,901,228 shares of our common stock held by approximately 8 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

The following line graph compares, for the past five years, the cumulative total stockholder returns for our common stock, the Nasdaq Composite Index and the Philadelphia Semiconductor Index, and assumes reinvestment of any dividends. The stockholder return in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock, and we do not make or endorse any predictions as to future stockholder returns. We selected these comparative groups due to industry similarities and the fact that they include several direct competitors.

COMPARISON OF CUMULATIVE TOTAL RETURN
$300.00
$200.00
$100.00
$0.00
$271.13
$214.80
$187.63
$142.77
$164.86
$152.32
$154.87
$154.37
$141.48
$136.02
$146.43
$140.45
$117.46
$126.67
$109.26
$100.00
10/29/2020
03/26/2021
03/25/2022
03/31/2023
03/29/2024
03/28/2025
Allegro MicroSystems, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	Base Period October 29, 2020	March 26, 2021	March 25, 2022	March 31, 2023	March 29, 2024	March 28, 2025
Allegro MicroSystems, Inc.	$100.00	$142.77	$164.86	$271.13	$152.32	$140.45
Nasdaq Composite Index	$100.00	$117.46	$126.67	$109.26	$146.43	$154.87
Philadelphia Semiconductor Index	$100.00	$136.02	$154.37	$141.48	$214.80	$187.63

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

This section discusses items pertaining to and comparisons of financial results between 2025 and 2024. A discussion of 2023 items and comparisons between 2024 and 2023 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2024, filed with the SEC on May 23, 2024.

Overview

Allegro MicroSystems, Inc. is a leading global designer, developer, fabless manufacturer and marketer of sensor ICs and application-specific power ICs enabling the most important emerging technologies in the automotive and industrial markets. With the broadest portfolio of magnetic sensor IC solutions available, and underpinned by our strong position in the automotive market, we are the leading magnetic sensor supplier worldwide based on market share. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, LED driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and easier for customers to use.

We are headquartered in Manchester, New Hampshire and have a global footprint with 29 locations across four continents. Our portfolio includes more than 1,500 products, and we ship approximately 1.5 billion units annually to more than 10,000 customers worldwide. During fiscal years 2025 and 2024, we generated $725.0 million and $1,049.4 million in total net sales, respectively, with $72.8 million in net loss, and $152.9 million in net income, respectively.

Recent Initiatives to Improve Results of Operations

We implemented several initiatives during fiscal years 2024 and 2025 that were designed to improve our operating results during those fiscal years and going forward.

We continue our efforts to leverage our fixed costs and operating margin improvements. Efficiencies may be achieved through cost structure improvements, streamlining of manufacturing and support processes, and further utilization of excess capacity. These manufacturing efficiencies may allow us to leverage higher volumes when demand increases across most of our applications, which would increase the absorption of our fixed costs. Although these initiatives can result in gross margin and operating income improvements, we cannot ensure that these trends will occur or continue over the long-term.

On August 7, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Allegro MicroSystems, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“AML”), Silicon Structures LLC, a Delaware limited liability company and wholly owned subsidiary of AML (“Merger Sub”), Crocus, and NanoDimension Management Limited, as the representative of the Crocus shareholders. Pursuant to the terms and conditions of the Merger Agreement, on October 31, 2023, Merger Sub merged with and into Crocus, with Crocus continuing as the surviving corporation and as a wholly owned subsidiary of AML (the “Transaction”). Crocus was subsequently merged into Allegro MicroSystems France SAS, a wholly owned subsidiary of AML, with Allegro MicroSystems France SAS continuing as the surviving corporation. The aggregate purchase price paid by the Company was $411.8 million in cash.

On October 31, 2023, we entered into a $250.0 million term loan maturing in 2030 (the “2023 Term Loan Facility”), the proceeds of which were used to repay all outstanding term loans under our prior term loan agreement dated September 30, 2020, with Credit Suisse AG, Cayman Islands Branch, as administrative agent, collateral agent, and the other agents, arrangers and lenders parties thereto and to finance, in part, the Transaction. The 2023 Term Loan Facility was executed as an incremental amendment to the revolving facility credit agreement dated June 21, 2023 (the “2023 Revolving Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto. The 2023 Term Loan Facility amortized at a rate of 0.25% per quarter, and the initial margin applicable to the 2023 Term Loan Facility was 2.75% for term SOFR-based loans and 1.75% for base rate loans.

In February 2024, we initiated a realignment of resources associated with our photonics and advanced 3D imaging solutions business to refocus spending on other technologies. As a result of the change in strategy, we recorded impairment charges of $11.6 million in the fourth quarter of fiscal year 2024 related to intangible, and long-lived assets from our 2021 acquisition of Voxtel, Inc.

On July 23, 2024, we entered into a share repurchase agreement with Sanken (the “Share Repurchase Agreement”) pursuant to which we agreed to repurchase 38,767,315 shares of our common stock from Sanken in a privately negotiated transaction at a price per share equal to the price per share at which the underwriters in a public underwritten equity offering of shares of our common stock would purchase the shares (the “Equity Offering”). The repurchase of shares of common stock occurred in two separate closings, with the first closing taking place after the closing of the Equity Offering (the “First Closing”) and the second closing (the “Second Closing”) occurring after the receipt of the proceeds from borrowings under the Refinanced 2023 Term Loan Facility (as defined below). The First Closing of the share repurchase was conditioned upon the closing of the Equity Offering and certain other conditions, and the Second Closing of the share repurchase was conditioned upon the receipt of net proceeds of no less than $300.0 million from incremental term loans under the Refinanced 2023 Term Loan Facility. Pursuant to the terms of the Share Repurchase Agreement, Sanken reimbursed us for the expenses incurred by us in connection with the transactions contemplated by the Share Repurchase Agreement, and paid a facilitation fee of $35.0 million, which was recorded within additional paid-in-capital with the consolidated statements of changes in equity.

To fund the First Closing, we entered into an underwriting agreement (the “Underwriting Agreement”) with Barclays Capital Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters (the “Underwriters”), on July 24, 2024, pursuant to which we agreed to sell 25,000,000 shares of our common stock, to the Underwriters at a price of $23.16 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 3,750,000 shares of our common stock at the same purchase price, which option was exercised in full prior to the closing of the Equity Offering.

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

On August 6, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the 2023 Revolving Credit Agreement. The Second Amendment increased the total capacity of the revolving credit facility thereunder to $256.0 million.

The Second Amendment also provided for a new $400.0 million tranche of term loans maturing in 2030 (the “Refinanced 2023 Term Loan Facility”), the proceeds of which were primarily used to (i) repurchase a portion of our common stock in connection with the Second Closing, (ii) refinance the 2023 Term Loan Facility (as defined in Note 13, “Debt and Other Borrowings” to the audited consolidated financial statements), (iii) pay fees and expenses in connection with the foregoing and (iv) for general corporate purposes. The Refinanced 2023 Term Loan Facility amortized at a rate of 1.00% per annum. The Refinanced 2023 Term Loan Facility bore interest, at our option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement, as amended) in effect from time to time plus 2.25% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.0% in effect from time to time plus 1.25%. In conjunction with this refinancing, we recognized $3.6 million as a debt discount, which will be amortized to interest expense over the remaining term using the effective interest method.

A payment of $25.0 million was applied to the term loan balance on October 31, 2024, which eliminated future required minimum quarterly payments.

On August 7, 2024, we completed the Second Closing under the Share Repurchase Agreement, repurchasing 10,017,315 shares of our common stock for aggregate cash consideration of $225.5 million, which was the Equity Offering price, less underwriting discounts and reimbursable transaction expenses. As described above, we used a portion of the proceeds from the Refinanced 2023 Term Loan Facility and existing cash on hand to complete the Second Closing. The shares repurchased in the Second Closing were retired.

The Share Repurchase Agreement was accounted for as a forward repurchase contract as there were certain terms that could have caused the obligation not to be fulfilled. Accordingly, the contract was initially recorded as a liability at its fair value with subsequent remeasurements recognized in loss on change in fair value of forward repurchase contract until the completion of the First Closing and Second Closing. We recognized a loss of $34.8 million as a result of the fair value forward repurchase contract in the consolidated statements of operations.

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

On September 20, 2024, we, along with Sanken, PSL, and PS Investment Aggregator, L.P. (“Subscriber”), completed the transaction (the “PSL Closing”) contemplated by a Sale and Subscription Agreement that we, Sanken, PSL and Subscriber entered into on April 25, 2024 (the “PSL Agreement” and the transaction thereunder, the “PSL Transaction”). As contemplated by the PSL Agreement, Subscriber and certain of its affiliates agreed to make capital contributions to PSL of $175.0 million in exchange for an equity interest in PSL, and we agreed to discharge the PSL Promissory Notes (as defined in Note 21, “Related Party Transactions” to the audited consolidated financial statements) held by us for a value of $10.4 million in exchange for PSL equity interests. Following the PSL Closing, we owned approximately 10.2% of PSL. As a result of PSL's share issuance to Subscriber, we recognized a net loss of $2.8 million related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of the PSL Promissory Notes. The loss is included in Other (expense) income, net in the consolidated statements of operations.

At the PSL Closing, we, Sanken and Subscriber entered into an amended and restated limited partnership agreement (the “Limited Partnership Agreement”) with Polar Semiconductor GP I, LLC. The Limited Partnership Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type, the reimbursement of expenses and costs, and restrictions on transfers. Also as contemplated by the Agreement and effective upon the PSL Closing, we, Sanken and Subscriber contributed our equity interests in PSL in exchange for limited partnership interests of a newly formed Delaware limited partnership that is the ultimate parent indirectly holding all of Polar’s issued and outstanding equity units (“PSL Parent”). Immediately following the Closing and associated completion of the recapitalization and reorganization transactions contemplated by the Agreement, the Company’s ownership of PSL Parent was approximately 10.2%.

On February 6, 2025 we entered into Amendment No. 3 (the “Third Amendment”) to the 2023 Revolving Credit Agreement. The Third Amendment provides for a new $375.0 million tranche of term loans maturing in 2030 (the “2025 Refinanced Loans”), the proceeds of which were used, in relevant part, to (i) refinance all outstanding borrowings under the Refinanced 2023 Term Loan Facility, (ii) pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The 2025 Refinanced Loans amortize at a rate of 0.00% per annum. The 2025 Refinanced Loans bear interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement, as amended) in effect from time to time plus 2.00% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.00%. The 2025 Refinanced Loans will mature on October 31, 2030. In conjunction with this financing, we incurred $1.1 million in costs. Borrowings under the 2025 Refinanced Loans are collateralized by substantially all of our assets. A payment of $30.0 million and $25.0 million was applied to the outstanding balance of the 2025 Refinanced Loans on February 28, 2025 and April 30, 2025, respectively.

In January 2025, we enacted a global restructuring plan that included a rebalancing of our workforce and consolidation of leased facilities in an effort to optimize our cost structure. In connection with the restructuring plan, we incurred costs related to severance, annual incentive program and other employee-related benefits, retention incentives, accelerated amortization of right-of-use for certain leases, as well as various professional service charges. The restructuring is expected to be substantially completed during fiscal year 2026.

Other Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:

Inflation

Although inflation has moderated in recent periods, inflation rates in the markets in which we operate have increased and may continue to rise as a result of cost increases attributable to global tariff policies. Inflation in recent quarters has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation and energy costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we have attempted to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices and releasing new products with improved gross margins, our ability to increase our average selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.

Design Wins with New and Existing Customers

Our end customers continually develop new products in existing and new application areas, and we work closely with our significant OEM customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate sales can be lengthy, typically between two and four years. As a result, our future sales are highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary and pricing conditions, we expect the ASPs of our products to decline over time, and we consider design wins to be critical to our future success as they help mitigate declines in ASPs. We anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win, with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of a customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.

Customer Demand, Orders and Forecasts

Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality, tariffs and other pricing increases and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. We are currently operating in an inflationary environment for our products as a result of global tariff policies, which also have the potential to reduce end market demand in certain markets. Over the past several quarters, we and other semiconductor companies have experienced a downturn in market demand, primarily driven by softening demand from customers across various markets and digestion of excess accumulated inventory. In addition, factors that cause a reduction in the demand from end users of our OEMs’ or other customers’ products, including as a result of increased prices resulting from global trade policies, tariffs or a recessionary environment in the markets in which we operate, may in the future continue to cause our direct customers to significantly reduce the number of products ordered from us.

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

Components of Our Results of Operations

Net sales

Our total net sales are primarily derived from product sales to direct customers and distributors. We sell products globally through our direct sales force, third-party and related party distributors and independent sales representatives. Sales are derived from products for different applications. Our core applications are focused on the automotive, industrial and other industries.

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

Gross profit is calculated as total net sales less cost of goods sold, and gross margin is calculated as gross profit divided by net sales. Gross profit is affected by numerous factors, including average selling price, revenue mix by product, channel and customer, foreign exchange rates, seasonality, manufacturing costs and the effective utilization of our facilities. Another factor impacting gross profit is the time required for the expansion of existing facilities to reach full production capacity. As a result, gross profit varies from period to period and year to year.

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

Interest expense

Interest expense is from term loan debt and credit facilities that we maintain with various financial institutions.

Interest income

Interest income is earned on our cash and cash equivalents, consisting primarily of certain investments that have contractual maturities no greater than three months at the time of purchase.

Foreign currency transaction (loss) gain

We incur transaction gains and losses resulting from intercompany transactions, as well as transactions with customers or vendors, denominated in currencies other than the functional currency of the legal entity in which the transaction is recorded.

Income (loss) in earnings of equity investment

Income (loss) in earnings of equity investment is related to our equity investment in PSL (PSL Parent following its recapitalization in September 2024).

Loss on change in fair value of forward repurchase contract

Loss on change in fair value of forward repurchase contract is due to the various settlement dates under the Share Repurchase Agreement.

Other (expense) income, net

Other (expense) income, net includes unrealized (loss) gains on marketable securities from changes in the fair value of equity securities with readily determinable fair values. These investments are measured at fair value with unrealized gains and losses related to changes in the entity’s stock price. Miscellaneous income and expense items unrelated to our core operations are also within other (expense) income, net.

Income tax (benefit) provision

Our provision for or benefit from income taxes is based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

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

Pursuant to the 2017 Tax Cuts and Jobs Act, U.S. tax law began requiring us to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, for domestic and foreign research, respectively (“174 Capitalization”).

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

Results of Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the fiscal years ended March 28, 2025 and March 29, 2024.

	Fiscal Year Ended				Change
	March 28, 2025	As a % of Net Sales	March 29, 2024	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales (1)	$725,006	100.0%	$1,049,367	100.0%	$(324,361)	(30.9)%
Cost of goods sold (1)	403,479	55.7%	474,838	45.2%	(71,359)	(15.0)%
Gross profit	321,527	44.3%	574,529	54.8%	(253,002)	(44.0)%
Operating expenses:
Research and development	179,649	24.8%	176,638	16.8%	3,011	1.7%
Selling, general and administrative	161,680	22.3%	188,429	18.0%	(26,749)	(14.2)%
Impairment of long-lived assets	—	—%	13,218	1.3%	(13,218)	(100.0)%
Total operating expenses	341,329	47.1%	378,285	36.0%	(36,956)	(9.8)%
Operating (loss) income	(19,802)	(2.7)%	196,244	18.7%	(216,046)	(110.1)%
Other (expense) income, net:
Interest expense	(30,366)	(4.2)%	(10,763)	(1.0)%	(19,603)	182.1%
Interest income	1,524	0.2%	3,144	0.3%	(1,620)	(51.5)%
Foreign currency transaction (loss) gain	(2,172)	(0.3)%	5,064	0.5%	(7,236)	(142.9)%
Income (loss) in earnings of equity investment	1,176	0.2%	(538)	(0.1)%	1,714	(318.6)%
Loss on change in fair value of forward repurchase contract	(34,752)	(4.8)%	—	—%	(34,752)	—%
Other (expense) income, net	(1,304)	(0.2)%	1,646	0.2%	(2,950)	(179.2)%
(Loss) income before income taxes	(85,696)	(11.8)%	194,797	18.6%	(280,493)	(144.0)%
Income tax (benefit) provision	(12,933)	(1.8)%	41,909	4.0%	(54,842)	(130.9)%
Net (loss) income	(72,763)	(10.0)%	152,888	14.6%	(225,651)	(147.6)%
Net income attributable to non-controlling interests	247	0.0%	191	0.0%	56	29.3%
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(73,010)	(10.1)%	$152,697	14.6%	$(225,707)	(147.8)%

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

Total net sales

Total net sales decreased in the fiscal year ended March 28, 2025 compared to the fiscal year ended March 29, 2024. The decrease was primarily driven by an overall reduction in customer-held inventory resulting in a decline in shipments across all end markets. The decline in shipments impacted all applications including e-Mobility products, safety comfort and convenience applications, ICE, and broad-based and other industrial applications, including data center applications, clean energy and automation, and consumer and smart home products.

Net Sales by Market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Fiscal Year Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(Dollars in thousands)
Automotive	$535,205	$759,454	$(224,249)	(29.5)%
Industrial and other	189,801	289,913	(100,112)	(34.5)%
Total net sales	$725,006	$1,049,367	$(324,361)	(30.9)%

Automotive net sales decreased primarily due to inventory rebalancing with our automotive contract manufacturing customers looking to reduce inventory levels, as well as changes in product mix across all general markets.

Industrial and other net sales decreased primarily due to a decrease in demand for our data center applications and our broad-based and other industrial applications, in addition to distributor inventory reductions.

Net Sales by Product

The following table summarizes net sales by product.

	Fiscal Year Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”)	$474,557	$649,869	$(175,312)	(27.0)%
Power integrated circuits (“PIC”)	250,449	399,498	(149,049)	(37.3)%
Total net sales	$725,006	$1,049,367	$(324,361)	(30.9)%

The decrease in MS was due to a decline in fiscal year 2025 demand for our current and isolator products, as well as our magnetic speed and position sensors, partially offset by an increase in sales of our TMR solutions. The decline in PIC sales was primarily driven by a decrease in fiscal year 2025 demand for our motor products and high-performance power products. For additional details on the factors driving the decrease in demand for fiscal year 2025, see discussion below under Net Sales by Geographic Location.

Net Sales by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Fiscal Year Ended		Change
	March 28, 2025	March 29, 2024	Amount	%
	(Dollars in thousands)
Americas:
United States	$92,458	$149,283	$(56,825)	(38.1)%
Other Americas	24,851	32,119	(7,268)	(22.6)%
EMEA:
Europe	106,726	176,628	(69,902)	(39.6)%
Asia:
Greater China	183,033	274,851	(91,818)	(33.4)%
Japan	153,842	175,713	(21,871)	(12.4)%
South Korea	73,702	113,877	(40,175)	(35.3)%
Other Asia	90,394	126,896	(36,502)	(28.8)%
Total net sales	$725,006	$1,049,367	$(324,361)	(30.9)%

In Greater China, net sales decreased primarily due to the decline in automotive markets, partially offset by an increase in broad-based industrial applications, which are served through distributors who are currently managing inventory levels. Americas net sales decreased primarily due to the decline in the United States automotive and industrial markets across primarily all applications. In addition, Europe net sales declined in primarily all automotive and industrial, where demand in broad-based and other industrial applications has declined along with demand for electric vehicles. South Korea net sales declined in all automotive applications, primarily driven by safety, comfort and convenience applications, along with declines in most industrial applications. Other Asia net sales declined across most industrial and auto markets partially offset by an increase in broad-based applications. Japan net sales declined across all auto applications primarily driven by safety, comfort and convenience applications, partially offset by an increase in broad-based applications.

Cost of goods sold, gross profit and gross margin

Cost of goods sold decreased in the fiscal year ended March 28, 2025 compared to the fiscal year ended March 29, 2024. The decrease in cost of goods sold was primarily due to a reduction in shipped volume, as well as a change in product mix, partially offset by an increase in amortization of intangible assets related to the acquisition of Crocus.

Gross profit decreased in the fiscal year ended March 28, 2025 compared to the fiscal year ended March 29, 2024 due to the decrease in net sales and a change in product mix as discussed above.

Gross margin was 44.3% and 54.8% for the fiscal years ended March 28, 2025 and March 29, 2024, respectively. The decrease was primarily due to the decline in net sales and a change in product mix, noted above.

R&D expenses

R&D expenses increased in the fiscal year ended March 28, 2025 compared to the fiscal year ended March 29, 2024. This increase was primarily due to an increase in R&D supplies, partially offset by a reduction from personnel costs, depreciation and R&D tax credits.

R&D expenses represented 24.8% of our total net sales for the fiscal year ended March 28, 2025, an increase from 16.8% of our total net sales for the fiscal year ended March 29, 2024. The increase was primarily due to the increase in R&D supplies in addition to the decline in net sales, partially offset by a reduction from personnel costs, outside service costs, depreciation and R&D tax credits.

SG&A expenses

SG&A expenses decreased in the fiscal year ended March 28, 2025 compared to the fiscal year ended March 29, 2024. This decrease was primarily due to a decrease in funding of the Company’s annual incentive bonus program and outside service costs, partially offset by an increase in personnel and severance expenses.

SG&A expenses represented 22.3% of our total net sales for the fiscal year ended March 28, 2025, representing an increase from 18.0% of our total net sales for the fiscal year ended March 29, 2024. The increase as a percentage of total net sales was primarily due to the decline in net sales, partially offset by a decrease in outside service costs, personnel and severance expenses, and the funding of the annual incentive program.

Impairment of long-lived assets

We recorded an impairment of long-lived assets of $13.2 million in the fiscal year ended March 29, 2024. The impairment was related to our decision to refocus resources away from our photonics and advanced 3D imaging solutions.

Interest expense

Interest expense increased in the fiscal year ended March 28, 2025 compared to the fiscal year ended March 29, 2024. The increase was primarily due to higher interest payments on the Refinanced 2023 Term Loan Facility, which increased our total outstanding debt balance.

Interest income

Interest income decreased in the fiscal year ended March 28, 2025 compared to the fiscal year ended March 29, 2024, primarily due to lower cash and cash equivalent balances.

Foreign currency transaction (loss) gain

We recorded a foreign currency transaction loss in the fiscal year ended March 28, 2025, compared to a gain in the fiscal year ended March 29, 2024. The foreign currency transaction loss recorded in the fiscal year ended March 28, 2025 was primarily due to realized and unrealized losses from our Philippine locations. The foreign currency transaction gain recorded in the fiscal year ended March 29, 2024 was related to a transaction between the U.S. and French subsidiaries.

Income (loss) in earnings of equity investment

Income (loss) in earnings of equity investment reflected income of $1.2 million and loss of $0.5 million in the fiscal years ended March 28, 2025 and March 29, 2024, respectively, representing the earnings on our 30% investment in PSL (and approximately 10.2% investment in PSL Parent following PSL’s recapitalization in September 2024).

Loss on change in fair value of forward repurchase contract

We recorded a loss on the change in fair value of a forward repurchase contract in the fiscal year ended March 28, 2025, primarily due to the various settlement dates under the Share Repurchase Agreement with Sanken.

Other (expense) income, net

We recorded a net loss of $2.8 million as a result of the PSL Closing in the fiscal year ended March 28, 2025 related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of PSL Promissory Notes that we held, partially offset by $1.6 million of gains related to earnings in our money market fund deposits. We recorded $11.8 million of gains related to sales of our investment in marketable securities and earnings in our money market fund deposits, partially offset by unrealized losses of $11.2 million related to our investment in marketable securities in the fiscal year ended March 29, 2024.

Income tax (benefit) provision

For the fiscal years ended March 28, 2025 and March 29, 2024, our income tax (benefit) provision and the effective income tax rate (“ETR”) was $(12.9) million and 15.1%, and $41.9 million and 21.5%, respectively. The decrease in our ETR was primarily due to the decrease in GAAP income before tax and the impact of the entity restructuring transactions completed during the fiscal year ended March 29, 2024.

Liquidity and Capital Resources

As of March 28, 2025, we had $121.3 million of cash and cash equivalents and $370.8 million of working capital, compared to $212.1 million of cash and cash equivalents and $454.3 million of working capital as of March 29, 2024. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2026 is to utilize cash on hand and capacity under our revolving credit facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of March 28, 2025, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 12, “Leases” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements. See Note 15, “Retirement Plans” to the audited consolidated financial statements for more information related to the Company’s pension and defined contribution plans. Additionally, refer to Note 13, “Debt and Other Borrowings” for information regarding the Company’s management of our third-party debt capacity.

We believe that our existing cash will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or advantageously seek to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our revolving credit facility or seek additional financing. If we raise additional funds by issuing equity securities that are not used to repurchase existing shares outstanding, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.” We have made advance payments on our borrowings, which has eliminated future minimum quarterly payments.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the fiscal years ended 2025 and 2024:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024
	(dollars in thousands)
Net cash provided by operating activities	$61,913	$181,715
Net cash used in investing activities	(40,816)	(516,716)
Net cash (used in) provided by financing activities	(112,062)	198,878
Effect of exchange rate changes on cash and cash equivalents	(89)	(421)
Net decrease in cash and cash equivalents and restricted cash	$(91,054)	$(136,544)

Operating Activities

Net cash provided by operating activities was $61.9 million in the fiscal year 2025, resulting primarily from a net loss of $72.8 million and non-cash charges of $143.5 million, further adjusted by a net decrease in cash from an increase in net operating assets and liabilities of $8.9 million. Noncash charges primarily include increases for $64.5 million of depreciation and amortization, $41.9 million of stock-based compensation, $34.8 million for loss on the change in fair value of a forward repurchase contract, $9.2 million provisions for inventory and expected credit losses and $7.0 million of other non-cash reconciling items, partially offset by $16.3 million of deferred income taxes. The net increase in operating assets and liabilities consisted of a $30.2 million increase in inventories, $16.3 million decrease in accrued expenses and other current and long-term liabilities and $4.8 increase in prepaid expenses and other assets, partially offset by a $33.1 million decrease in trade accounts receivable, net, a $4.0 million increase in trade accounts payable and a $5.1 million increase in net amounts due to related party. The decrease in trade accounts receivable, net was primarily a result of decreased sales year-over-year. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $2.2 million. The increase in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in inventories was primarily the result of inventory builds of standard products to support anticipated sales growth. The decrease in prepaid expenses and other assets was mostly due to the timing of tax payments. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to the timing of payments pursuant to our annual incentive compensation plan.

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

Investing Activities

Net cash used in investing activities was $40.8 million in fiscal year 2025, primarily consisting of purchases of property, plant and equipment.

Net cash used in investing activities was $516.7 million in fiscal year 2024, consisting of payments related to the acquisition of Crocus of $408.1 million and $124.8 million of purchases of property, plant and equipment, partially offset by $16.2 million of proceeds from the sale of marketable securities.

Financing Activities

Net cash used in financing activities was $112.1 million in fiscal year 2025, consisting of $853.9 million used to repurchase our common stock, $105.0 million of payments on our indebtedness under the 2023 Revolving Credit Agreement and $16.2 million of taxes related to the net settlement of equity awards, partially offset by the issuance of common stock of $665.9 million, net proceeds of $193.1 million from our financing activities under the 2023 Revolving Credit Agreement, proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payment on the PSL Promissory Note (prior to being discharged).

Net cash provided by financing activities was $198.9 million in fiscal year 2024, consisting of $245.5 million of borrowing under the 2023 Term Loan Facility, net of deferred financing costs, proceeds received related to the quarterly payment from PSL on our related party loan and proceeds received in connection with the issuance of common stock under our employee stock purchase plan, partially offset by payments on the 2020 Term Loan Facility and 2023 Term Loan Facility, taxes related to the net settlement of equity awards, and payments of debt issuance costs in connection with the 2023 Revolving Credit Facility and 2023 Term Loan Facility.

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

In testing goodwill for impairment, we have the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include industry and market considerations, economic conditions, entity-specific financial performance and other events, such as changes in management, strategy and primary customer base. If based on our qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if we conclude otherwise, quantitative impairment testing is not required.

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

The impairment assessment of goodwill, other intangible assets and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions may include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. Impairment assessments are performed in the fourth quarter of each fiscal year. No impairments were identified for fiscal year 2025.

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

Interest Rate Risk

Our investments have limited exposure to market risk. At March 28, 2025, we maintained a portfolio of cash and cash equivalents, consisting primarily of money market fund deposits. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.

We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our 2025 Refinanced Loans and borrowings on our bank credit facilities. Although our 2025 Refinanced Loans and credit facilities have variable rates, as of March 28, 2025, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.

Foreign Currency Risk

Due to our international operations, a significant portion of our cost of sales and operating expenses is denominated in currencies other than the U.S. dollar, principally the Euro and the Philippine peso. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro and the Philippine peso. We reflected foreign exchange losses of $2.2 million and foreign exchange gains of $5.1 million for fiscal years 2025 and 2024, respectively. Based on fiscal year 2025 performance, a hypothetical appreciation (decline) in the value of the Euro in relation to the U.S. dollar of 10% would favorably (negatively) impact operating income by immaterial amounts. A hypothetical 10% appreciation (decline) in the value of the Philippine peso in relation to the U.S. dollar would negatively (favorably) impact operating income by immaterial amounts. The individual impacts to our operating income of hypothetical currency fluctuations have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.

In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar, as changes in the value of their functional currency relative to the U.S. dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 28, 2025. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

Item 8. Financial Statements and Supplementary Data.

Our audited consolidated financial statements, together with the report of our independent registered public accounting firm, appear at pages F-1 through F-45 of this Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2025. Based on the evaluation of our disclosure controls and procedures as of March 28, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of March 28, 2025. The effectiveness of the Company’s internal control over financial reporting as of March 28, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this Annual Report.

Item 9B. Other Information.

Trading Arrangements

On March 11, 2025, Max Glover, the Company's former Senior Vice President of Worldwide Sales, terminated a trading arrangement he had previously adopted with respect to the sale of securities of the Company’s common stock intended to satisfy the affirmative defense of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Glover’s Rule 10b5-1 Trading Plan was adopted on December 11, 2024, had a duration of 408 days and provided for the sale of up to 84,250 shares of common stock pursuant to the terms of the plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Glover had not sold any shares of common stock under its terms.

On March 14, 2025, Michael Doogue, the President and Chief Executive Officer of the Company, terminated a Rule 10b5-1 Trading Plan. Mr. Doogue’s Rule 10b5-1 Trading Plan was adopted on December 12, 2024, had a duration of 384 days and provided for the sale of up to 70,000 shares of common stock pursuant to the terms of the plan. As of the date of termination of his Rule 10b5-1 Trading Plan, Mr. Doogue had not sold any shares of common stock under its terms.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 28, 2025. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report under the caption “Information about our Executive Officers”.

Our Board has adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions). A copy of the Code is posted on our website, www.allegromicro.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the address specified above. The information contained on our website is not incorporated by reference into this Annual Report.

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Compliance Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other Covered Persons (as defined in the Insider Trading Compliance Policy), that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Compliance Policy, including any amendments thereto, is included as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 28, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 28, 2025, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.

Equity Compensation Plan Information

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of March 28, 2025:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights (a)[2]	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)[3]	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders[1]	4,473,801	—	25,822,448
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	4,473,801		25,822,448

1.
As of March 28, 2025, there were 22,031,422 shares available for future issuance under the Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan, and 3,791,026 shares available for future issuance under the Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan.
2.
As of March 28, 2025, there were 2,143,457 PSUs issued at target and 2,330,344 RSUs included in this amount. PSUs were calculated at target, except for PSUs with performance periods ending as of March 28, 2025, which were calculated at actual performance.
3.
No exercise price has been derived as a result of all derivatives issued being PSUs and RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 28, 2025.

Item 14. Principal Accountant Fees and Services.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 28, 2025.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.
Financial Statements.

The following financial statements are included in this Annual Report from page F-1 to page F-45:

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 238)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive (Loss) Income

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

4.2

Second Amended and Restated Stockholders Agreement, dated as of July 23, 2024, by and between Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 23, 2024)†

4.3

Amended and Restated Registration Rights Agreement, by and among the Allegro MicroSystems, Inc., Sanken Electric Co. and OEP SKNA, L.P. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)

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

10.2

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

10.6	Form of Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K on May 23, 2024)*

10.7	Form of Allegro MicroSystems, Inc. Annual Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K on May 23, 2024)*

10.8

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

10.11

Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on May 25, 2023)*

10.12	Form of Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)*

10.13

Form of Severance Agreement between Allegro MicroSystems, Inc. and its executive officers (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on May 25, 2023)*

10.14	Amended and Restated Form of Severance Agreement between Allegro MicroSystems, Inc. and its executive officers*

10.15	Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation, as amended*

10.16

Form of Indemnification Agreement between Allegro MicroSystems, Inc. and its directors and officers (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)*

10.17

Employment Agreement, dated February 23, 2025, by and between Allegro MicroSystems, Inc. and Michael C. Doogue (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2025)*

10.18

Separation Agreement and General Release of Claims, dated February 23, 2025, by and between Allegro MicroSystems, Inc. and Vineet Nargolwala (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2025)*

10.19

Wafer Foundry Agreement, effective January 26, 2023, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 1, 2023)†

10.20

Amended and Restated Limited Partnership Agreement of Polar Semiconductor, L.P. by and among Polar Semiconductor, LP, Polar Semiconductor GP I, LLC, Allegro MicroSystems, Inc., Sanken Electric Co., Ltd, and PS Investment Aggregator, LP dated as of September 20, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2024)

10.21

Share Repurchase Agreement, dated as of July 23, 2024, between the Allegro MicroSystems, Inc. and Sanken Electric Co., Ltd. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2024)†^

10.22

Sale and Subscription Agreement by and among Allegro MicroSystems, Inc. Sanken Electric Co., Ltd., Polar Semiconductor, LLC, and PS Investment Aggregator, LP, dated as of April 25, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2024)†^

10.23	Amendment, dated March 31, 2025, to the Distribution Agreement dated April 1, 2023 by and between Allegro MicroSystems, LLC and Sanken Electric Co., Ltd.†

10.24

Revolving Facility Credit Agreement, dated as of June 21, 2023, by and among Allegro MicroSystems, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on June 23, 2023)^

10.25

Term Loan Credit Agreement - First Amendment, dated as of June 28, 2023, by and between Allegro MicroSystems, Inc. and Credit Suisse AG, Cayman Islands Branch (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)

10.26

First Amendment to Revolving Facility Credit Agreement, dated October 31, 2023, by and among Allegro MicroSystems, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2023)^

10.27

Second Amendment to the Credit Agreement, dated August 6, 2024, by and among Allegro MicroSystems, Inc., Allegro MicroSystems, LLC, Morgan Stanley Senior Funding, Inc. and each lender from time to time party thereto, effective as of August 6, 2024 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 7, 2024)

10.28

Third Amendment to the Credit Agreement by and among Allegro MicroSystems, Inc., Allegro MicroSystems, LLC, Morgan Stanley Senior Funding, Inc. and each lender from time to time party thereto, effective as of February 6, 2025 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2025)

19.1	Insider Trading Compliance Policy of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on May 23, 2024)

21.1	Subsidiaries of Allegro MicroSystems, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Policy for Recovery of Erroneously Awarded Compensation of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on May 23, 2024

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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

† Portions of this exhibit (indicated by “[XXX]” or “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type of information that the Company customarily and actually treats as private and confidential.

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

ALLEGRO MICROSYSTEMS, INC.

By:	/s/ Michael C. Doogue
Michael C. Doogue
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

Signature	Title	Date

/s/ Michael C. Doogue	President and Chief Executive Officer (Principal	May 22, 2025
Michael C. Doogue	Executive Officer) and Director

/s/ Derek P. D’Antilio	Chief Financial Officer (Principal Financial Officer)	May 22, 2025
Derek P. D’Antilio

/s/ Roald G. Webster	Vice President, Chief Accounting Officer	May 22, 2025
Roald G. Webster

/s/ Yoshihiro (Zen) Suzuki	Chairman of the Board of Directors	May 22, 2025
Yoshihiro (Zen) Suzuki

/s/ Katsumi Kawashima	Director	May 22, 2025
Katsumi Kawashima

/s/ Richard Lury	Director	May 22, 2025
Richard Lury

/s/ Susan Lynch	Director	May 22, 2025
Susan Lynch

/s/ Joseph Martin	Director	May 22, 2025
Joseph Martin

/s/ Krishna Palepu	Director	May 22, 2025
Krishna Palepu

/s/ Mary Puma	Director	May 22, 2025
Mary Puma

/s/ Jennie Raubacher	Director	May 22, 2025
Jennie Raubacher

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allegro MicroSystems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allegro MicroSystems, Inc. and its subsidiaries (the “Company”) as of March 28, 2025 and March 29, 2024, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended March 28, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2025 and March 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Sales Allowance

As described in Notes 2 and 4 to the consolidated financial statements, variable consideration, such as sales allowances, includes sales in which the amount of consideration that the Company will receive is unknown as of the end of the reporting period. Such consideration primarily includes limited price protection provisions provided to distributors, sales under agreements that allow rights of return, referred to as stock rotation, provided to distributors, discounts and credits provided to distributors and returns provisions offered to direct customers, which make up a portion of total net sales of $725.0 million for the year ended March 28, 2025. The liability for returns and sales allowances was $33.9 million as of March 28, 2025, of which a significant portion relates to a certain sales allowance program. Management estimates potential future returns, credits and sales allowances based on historical data from prior sales returns and credits issued and changes in product sales to customers.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

May 22, 2025

We have served as the Company’s auditor since 2022.

ALLEGRO MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 28, 2025	March 29, 2024
Assets
Current assets:
Cash and cash equivalents	$121,334	$212,143
Restricted cash	9,773	10,018
Trade accounts receivable, net	84,598	118,508
Inventories	183,914	162,302
Prepaid income taxes	36,662	31,908
Prepaid expenses and other current assets	30,247	33,584
Current portion of related party notes receivable	—	3,750
Assets held for sale	16,508	—
Total current assets	483,036	572,213
Property, plant and equipment, net	302,919	321,175
Operating lease right-of-use assets, net	20,849	20,374
Deferred income tax assets	68,528	54,496
Goodwill	202,475	202,425
Intangible assets, net	262,115	276,854
Related party notes receivable, less current portion	—	4,688
Equity investment in related party	31,695	26,727
Other assets	49,344	51,651
Total assets	$1,420,961	$1,530,603
Liabilities, Non-Controlling Interests and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$38,733	$35,964
Amounts due to related party	6,535	1,626
Accrued expenses and other current liabilities	60,083	71,126
Current portion of operating lease liabilities	5,487	5,263
Current portion of long-term debt	1,423	3,929
Total current liabilities	112,261	117,908
Long-term debt	344,703	249,611
Operating lease liabilities, less current portion	16,878	16,404
Other long-term liabilities	16,019	14,964
Total liabilities	489,861	398,887
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at March 28, 2025 and March 29, 2024	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 184,286,567 shares issued and outstanding at March 28, 2025; 1,000,000,000 shares authorized, 193,164,609 issued and outstanding at March 29, 2024	1,843	1,932
Additional paid-in capital	1,012,055	694,332
(Accumulated deficit) retained earnings	(53,591)	463,012
Accumulated other comprehensive loss	(30,752)	(28,841)
Equity attributable to Allegro MicroSystems, Inc.	929,555	1,130,435
Non-controlling interests	1,545	1,281
Total stockholders’ equity	931,100	1,131,716
Total liabilities, non-controlling interests and stockholders’ equity	$1,420,961	$1,530,603

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Net sales	$725,006	$1,043,206	$812,890
Net sales to related party	—	6,161	160,763
Total net sales	725,006	1,049,367	973,653
Cost of goods sold	403,479	471,894	348,390
Cost of goods sold to related party	—	2,944	79,184
Gross profit	321,527	574,529	546,079
Operating expenses:
Research and development	179,649	176,638	150,850
Selling, general and administrative	161,680	188,429	191,922
Impairment of long-lived assets	—	13,218	—
Total operating expenses	341,329	378,285	342,772
Operating (loss) income	(19,802)	196,244	203,307
Other (expense) income:
Interest expense	(30,366)	(10,763)	(2,336)
Interest income	1,524	3,144	1,724
Foreign currency transaction (loss) gain	(2,172)	5,064	980
Income (loss) in earnings of equity investment	1,176	(538)	(406)
Loss on change in fair value of forward repurchase contract	(34,752)	—	—
Other (expense) income, net	(1,304)	1,646	8,077
(Loss) income before income taxes	(85,696)	194,797	211,346
Income tax (benefit) provision	(12,933)	41,909	23,852
Net (loss) income	(72,763)	152,888	187,494
Net income attributable to non-controlling interests	247	191	137
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(73,010)	$152,697	$187,357
Net (loss) income per common share attributable to Allegro MicroSystems, Inc.:
Basic	$(0.39)	$0.79	$0.98
Diluted	$(0.39)	$0.78	$0.97
Weighted average shares outstanding:
Basic	187,707,391	192,573,169	191,197,452
Diluted	187,707,391	194,674,352	193,688,102

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Net (loss) income	$(72,763)	$152,888	$187,494
Net income attributable to non-controlling interests	247	191	137
Net (loss) income attributable to Allegro MicroSystems, Inc.	(73,010)	152,697	187,357
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,127)	(7,720)	(2,892)
Net actuarial gain (loss) on amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax of $(84), $145 and $(164) in fiscal years 2025, 2024 and 2023, respectively	252	(434)	492
Comprehensive (loss) income	(74,885)	144,543	184,957
Other comprehensive (loss) gain attributable to non-controlling interests	(36)	97	64
Comprehensive (loss) income attributable to Allegro MicroSystems, Inc.	$(74,921)	$144,640	$185,021

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Equity
Balance at March 25, 2022	—	$—	190,473,595	$1,905	$627,792	$122,958	$(18,448)	$1,156	$735,363
Net income	—	—	—	—	—	187,357	—	137	187,494
Cash dividends to non-controlling interest	—	—	—	—	—	—	—	(42)	(42)
Employee stock purchase plan issuances	—	—	161,726	2	2,791	—	—	—	2,793
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	1,118,971	11	61,657	—	—	—	61,668
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(18,061)	—	—	—	(18,061)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,828)	(64)	(2,892)
Net actuarial gain on amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	492	—	492
Balance at March 31, 2023	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
Net income	—	—	—	—	—	152,697	—	191	152,888
Employee stock purchase plan issuances	—	—	144,226	1	3,634	—	—	—	3,635
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	1,266,091	13	42,419	—	—	—	42,432
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(25,900)	—	—	—	(25,900)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,623)	(97)	(7,720)
Net actuarial loss on amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	(434)	—	(434)
Balance at March 29, 2024	—	$—	193,164,609	$1,932	$694,332	$463,012	$(28,841)	$1,281	$1,131,716
Net loss	—	—	—	—	—	(73,010)	—	247	(72,763)
Cash dividends to non-controlling interest	—	—	—	—	—	—	—	(19)	(19)
Employee stock purchase plan issuances	—	—	164,756	2	3,509	—	—	—	3,511
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	974,517	9	41,793	—	—	—	41,802
Issuance of common stock, net of underwriting discounts	—	—	28,750,000	288	665,562	—	—	—	665,850
Repurchases of common stock	—	—	(38,767,315)	(388)	(376,903)	(443,593)	—	—	(820,884)
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(16,238)	—	—	—	(16,238)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,163)	36	(2,127)
Net actuarial gain on amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	252	—	252
Balance at March 28, 2025	—	$—	184,286,567	$1,843	$1,012,055	$(53,591)	$(30,752)	$1,545	$931,100

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Cash flows from operating activities:
Net (loss) income	$(72,763)	$152,888	$187,494
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	64,502	71,382	50,808
Amortization of deferred financing costs	2,513	527	99
Deferred income taxes	(16,301)	(18,613)	(40,116)
Stock-based compensation	41,868	42,457	61,798
Loss on change in fair value of forward repurchase contract	34,752	—	—
Change in fair value of contingent consideration	—	—	(2,800)
Impairment of long-lived assets	—	13,218	—
Provisions for inventory and expected credit losses	9,216	10,286	(1,438)
Change in fair value of marketable securities	—	3,579	(7,471)
Other non-cash reconciling items	6,984	70	285
Changes in operating assets and liabilities:
Trade accounts receivable	33,081	(7,964)	(12,484)
Accounts receivable - other	155	(1,035)	2,226
Inventories	(30,160)	(15,848)	(75,150)
Prepaid expenses and other assets	(4,756)	(40,231)	(23,263)
Trade accounts payable	4,044	(12,653)	11,958
Due to and from related party	5,115	5,231	18,326
Accrued expenses and other current and long-term liabilities	(16,337)	(21,579)	22,934
Net cash provided by operating activities	61,913	181,715	193,206
Cash flows from investing activities:
Purchases of property, plant and equipment	(39,955)	(124,772)	(79,775)
Purchases of intangible assets	(1,180)	—	—
Acquisition of business, net of cash acquired and working capital adjustment	319	(408,119)	(19,921)
Sales in marketable securities	—	16,175	—
Net cash used in investing activities	(40,816)	(516,716)	(99,696)
Cash flows from financing activities:
Loans made to related party	—	—	(7,500)
Borrowings of 2023 Term Loan Facility, net of deferred financing costs	—	245,452	—
Repayment of 2020 Term Loan Facility	—	(25,000)	—
Net proceeds from Refinanced 2023 Term Loan Facility	193,081	—	—
Repayment of 2023 Term Loan Facility	(105,000)	(625)	—
Repayments of other debt	—	(842)	—
Finance lease payments	(1,201)	(142)	—
Receipts on related party notes receivable	1,875	3,750	2,812
Payments for taxes related to net share settlement of equity awards	(16,238)	(25,900)	(18,061)
Proceeds from issuance of common stock under employee purchase plan	3,511	3,635	2,793
Repurchases of common stock	(853,921)	—	—
Net proceeds from issuance of common stock	665,850	—	—
Dividends paid to non-controlling interest	(19)	—	(42)
Payments of debt issuance costs	—	(1,450)	—
Net cash (used in) provided by financing activities	(112,062)	198,878	(19,998)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(89)	(421)	(4,606)
Net (decrease) increase in cash and cash equivalents and restricted cash	(91,054)	(136,544)	68,906
Cash and cash equivalents and restricted cash at beginning of period	222,161	358,705	289,799
Cash and cash equivalents and restricted cash at end of period:	$131,107	$222,161	$358,705
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$212,143	$351,576	$282,383
Restricted cash at beginning of period	10,018	7,129	7,416
Cash and cash equivalents and restricted cash at beginning of period	$222,161	$358,705	$289,799
Cash and cash equivalents at end of period	121,334	212,143	351,576
Restricted cash at end of period	9,773	10,018	7,129
Cash and cash equivalents and restricted cash at end of period	$131,107	$222,161	$358,705

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows - continued

(in thousands)

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,959	$10,153	$1,923
Cash paid for income taxes, net of refunds	$11,639	$89,927	$58,209
Non-cash transactions:
Property, plant and equipment purchases included in trade accounts payable and accrued expenses	$(4,463)	$(4,157)	$(16,369)
Right-of-use assets obtained in exchange for lease liabilities	$6,999	$10,450	$4,870
Assets held for sale transferred from property, plant and equipment, net	$16,508	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.
Nature of the Business and Basis of Presentation

Allegro MicroSystems, Inc., together with its consolidated subsidiaries (the “Company”), is a leading global designer, developer, fabless manufacturer and marketer of sensing and power solutions for motion control and energy-efficient systems in automotive and industrial and other markets. The Company is incorporated under the laws of Delaware. The Company is headquartered in Manchester, New Hampshire and has a global footprint, with 29 locations across four continents.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Financial Periods

The Company’s fiscal year is the 52-week or 53-week period ending on the last Friday in March. The Company’s 2025 fiscal year ended March 28, 2025 (“fiscal year 2025”) was a 52-week period, the 2024 fiscal year ended March 29, 2024 (“fiscal year 2024”) was a 52-week period, and 2023 fiscal year ended March 31, 2023 (“fiscal year 2023”) was a 53-week period.

2.
Summary of Significant Accounting Policies

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

Segment Information

As of March 28, 2025, the Company operates in one reportable segment, which involves the design, development, production and distribution of various integrated circuits in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, measures financial performance as a single enterprise and not on a legal entity or end market basis. The CODM uses consolidated net income or loss, as reported in the Consolidated Statement of Operations, as the profitability measure in making decisions. The measure of segment assets is reported on the balance sheet as total assets. Throughout the year, the CODM allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to a legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, the Company measures the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocates the consideration paid to all items measured. The fair value of identifiable intangible assets acquired are based on valuations that use information and assumptions determined by management’s best estimates of inputs and assumptions a market participant would use.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. Dollar. The financial statements of the Company’s foreign subsidiaries are translated from functional currency into U.S. dollars using the current exchange rate at the balance sheet date for assets and liabilities, and the average exchange rate in effect during the period for net sales and expenses. The functional currency for the Company’s international subsidiaries is generally considered to be the local currency for each entity, and, accordingly, translation adjustments for these entities are included as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheets.

Non-Controlling Interests

The Company, through one of its wholly owned subsidiaries, established an affiliated entity in the Philippines for the primary purpose of purchasing, selling, leasing, developing and otherwise managing real estate acquired by the Company in the Philippines. The Company owns 40% of the equity interest in this entity, and the remaining 60% is held in a trust for the benefit of its employee retirement fund. The portion of the results of operations of this entity is shown as net income attributable to the non-controlling interests in the Company’s consolidated statements of operations for fiscal years 2025, 2024 and 2023. Additionally, the cumulative portion of the results of operations of this entity along with the interest in the net assets is shown as a component of non-controlling interests in the Company’s consolidated balance sheets.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with original maturities of three months or less at the time of acquisition to be cash equivalents. At March 28, 2025 and March 29, 2024, the Company maintained investments in interest-bearing cash accounts. Because of the investments’ short term to maturity and the investments’ relative price insensitivity to changes in market interest rates, cost approximates fair value for these investments. As a result, there were no realized or unrealized gains or losses for the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023. The Company has restricted cash, the use of which is restricted to the benefit of employees through a deferred compensation program.

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

Trade Accounts Receivable, Net

A receivable is a right to consideration that is unconditional where only the passage of time is required before payment is due. Accounts receivables are presented net of a provision for expected credit losses, which is an estimate of amounts that may not be collectible and returns and sales allowances.

The provision for expected credit losses is our estimate of current expected credit losses (“CECL”) based on historical loss experience. The Company periodically performs detailed reviews to assess the adequacy of the allowance. The Company exercises judgment in estimating the timing, frequency and severity of losses. The Company uses an aging schedule method to estimate current expected credit losses based on days of delinquency, including information about past events and current economic conditions, as well as future forecasts of economic conditions. The Company’s accounts receivable is separated into two categories using a portfolio methodology to evaluate the allowance under the CECL impairment model based on sales categorization and similar credit quality and worthiness of the customers: original equipment manufacturers and distributors. The receivables in each category share similar risk characteristics. The Company increases the allowance for expected credit losses when the Company determines all or a portion of a receivable is uncollectible. The Company recognizes recoveries as a decrease to the allowance for expected credit losses. Adjustments to the allowance for expected credit losses are recorded as selling, general and administrative expenses in the consolidated statements of operations.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Intangible assets, net

Intangible assets, net primarily consist of identified intangible assets related to completed acquisitions, as well as capitalized costs to acquire and defend patent and trademark-related awards. In addition, the Company holds technology, customer relationships, and non-compete agreements. The Company’s intangible assets are amortized using a method that approximates their economic benefit over their estimated useful lives ranging from three to 15 years.

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

In testing goodwill for impairment, the Company has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include industry and market considerations, economic conditions, entity-specific financial performance and other events, such as changes in management, strategy and primary customer base. If based on the Company’s qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The results of the Company’s qualitative goodwill impairment test performed on the first business day of the fourth quarter for fiscal years 2025, 2024 and 2023 did not indicate any impairments.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Leases

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

Product Warranties

The Company provides warranties on its products to its customers, generally for one year from the date of shipment and in limited cases for longer periods. In the event of a failure of a product covered by these warranties, the Company must repair or replace the product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. In limited cases, the Company warrants its products to include significant liability beyond the cost of repairing or replacing the product or refunding the sales price of the product. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount, as necessary. If there is a material increase in the rate of customer claims, or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may need to record a charge against future cost of goods sold. There were $1,026 and $477 accrued for warranty reserves as of March 28, 2025 and March 29, 2024, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Revenue Recognition

Revenue is recognized on contracts with customers when transfer of control to the customer occurs in exchange for an amount reflecting the consideration that the Company expects to be entitled. In order to achieve this core principle, the Company applies the following five step approach:

(1) Identify the contract with a customer — The Company considers customer purchase orders, which in some cases are governed by master agreements, to be customer contracts. A contract exists when it is approved by both parties, each party’s rights and obligations are identified, payment terms are known, the customer has the ability and intent to pay and the contract has commercial substance. The Company uses judgment in determining the customer’s ability and intent to pay, which is based on factors such as the customer’s historical payment experience or, for new customers, credit and financial information pertaining to the customers.

(2) Identify the performance obligations in the contract — Performance obligations are identified as products and services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the product or service either on its own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the products or services is separately identifiable from other promises in the contract. Substantially, all of the Company’s contracts with customers contain a single performance obligation, such as the sale of mixed-signal integrated circuit products.

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

(5) Recognize revenue when a performance obligation is satisfied — Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at a point in time at shipment or delivery, depending on the terms of the contract.

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

Contract Assets and Contract Liabilities

Contract assets and contract liabilities (deferred revenue) net are reported at the contract level for each reporting period. Contract assets typically result from contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of March 28, 2025 or March 29, 2024.

Contract liabilities typically result from billings in excess of revenues recognized and relate to products shipped near the end of the reporting period for which the required revenue recognition criteria were not met. The Company had no contract liabilities as of March 28, 2025 or March 29, 2024.

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

Research and Development

The Company commits substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to its customers. The Company conducts research primarily to develop new technologies, enhance current product performance, improve the functionality and reliability of existing products, and develop revolutionary new products and solutions. Research and development costs are expensed as incurred and include salaries, wages and other personnel-related costs, material costs and depreciation, consulting costs, software licensing costs, maintenance costs and facility costs.

Pension and Other Postretirement Benefit Obligations

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

The Company recognizes the funded status of a benefit plan on its consolidated balance sheets and recognizes gains, losses and prior service cost or credits that arise during the period that are not recognized as components of net periodic benefit cost as a component of other comprehensive (loss) income, net of tax. In addition, the Company measures defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end consolidated balance sheets and discloses in the notes to the consolidated financial statements the gains or losses, prior service costs or credits and transition asset or obligation.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income attributable to stockholders of the Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net (loss) income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Information about potentially dilutive and antidilutive shares for the reporting period is provided in Note 17, “Net (Loss) Income per Share.”

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

As of both March 28, 2025 and March 29, 2024, no distributor or customer accounted for 10% or more of the Company’s outstanding trade accounts receivable.

For the fiscal years ended March 29, 2024 and March 31, 2023, Sanken Electric Co., Ltd. (“Sanken”) accounted for 0.6%, and 16.5% of total net sales, respectively. For the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, sales to our largest, non-affiliated distributor accounted for 9.3%, 10.2%, and 10.8% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for any of these periods. See Note 21, “Related Party Transactions” for a discussion of the termination, distribution and consulting agreements between Sanken and the Company to transition the marketing and sale of the Company’s products in Japan from Sanken to the Company.

During the fiscal year ended March 28, 2025, sales from customers located outside of the United States in the aggregate accounted for 87.2% of the Company’s total net sales, with Greater China accounting for 25.2%, Japan accounting for 21.2%, and South Korea accounting for 10.2%. No other country accounted for greater than 10.0% of total net sales for the fiscal year ended March 28, 2025.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income refers to revenues, expenses, gains and losses that are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive (loss) income was composed of foreign currency translation adjustments and pension liability adjustments.

Equity-Method Investments

The Company accounts for investments in common stock or partnership interests under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. Investments in equity-method investees are included within “Equity investment in related party” in the consolidated balance sheets. The Company’s proportional share of the earnings or losses as reported by equity-method investees are classified as “Income (loss) in earnings of equity investment” in the consolidated statements of operations. The Company regularly evaluates these investments, which are not carried at fair value, for other-than-temporary impairment and records any impairment charge in earnings when the decline in value below the carrying amount of its equity method investment is determined to be other-than-temporary.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recently Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be applied prospectively with the option for retrospective application. The FASB subsequently issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to clarify that all public business entities are required to adopt the guidance as stipulated in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires incremental disclosures in annual and interim periods related to a public entity’s reportable segments (particularly on segment expenses) but does not change the definition of a segment, the method for determining segments, or the criteria for aggregating operating segments into reportable segments. The Company adopted the new standard retrospectively for the fiscal year ending March 28, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

3.
Business Combinations

Crocus

On August 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crocus Technology International Corp., (“Crocus”). Pursuant to the terms and conditions of the Merger Agreement, on October 31, 2023 (the “Closing Date”), the Company acquired all of the outstanding equity interests of Crocus. The acquisition of Crocus complements and accelerates the Company’s tunnel magnetoresistance sensors roadmap and strengthens its position in the magnetic sensing market.

Notes Receivable from Crocus

On September 11, 2023, to fund the ongoing operations of Crocus prior to the Closing Date, the Company entered into a note purchase agreement with Crocus, wherein the Company agreed to purchase promissory notes of up to $7,000. An initial promissory note of $4,000 was issued on September 11, 2023, and an additional promissory note was issued on October 2, 2023 for $3,000. The promissory notes were repaid in full in connection with the closing of the merger and included within the estimated fair value of consideration paid.

Allocation of Purchase Price

The acquisition of Crocus has been accounted for as a business combination. The purchase price for the acquisition is allocated based upon a valuation of the fair values of assets acquired and liabilities assumed. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the acquisition date. Management applied the multi-period excess earnings method under the income approach to estimate the fair value of the completed technology asset and the distributor method under the income approach to estimate the fair value of the customer relationships asset. The fair value of intangible assets was based on estimates and assumptions developed by management. The process for estimating the fair values of identifiable intangible assets required the use of significant estimates and assumptions, including estimating future cash flows relating to revenue growth rates, operating margins, discount rates, and technology obsolescence curves. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities were recorded as goodwill for the acquisition. As of March 28, 2025, the allocation of the purchase price has been finalized. No material changes were made to the preliminary purchase price allocation.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The final purchase price allocation is as follows:

Total purchase consideration	$411,772
Cash	4,155
Inventories	4,208
Accounts receivable	484
Prepaid expenses and other current assets	2,400
Property, plant and equipment	7,606
Right-of-use asset*	9,770
Completed technology**	234,000
Customer relationships**	12,000
Other assets	226
Total identifiable assets acquired	274,849
Accounts payable	(5,317)
Accrued expenses and other current liabilities	(2,442)
Long-term debt	(842)
Lease liability***	(10,390)
Other long-term liabilities	(2,813)
Deferred income tax liabilities	(15,889)
Total identifiable net assets	237,156
Goodwill	$174,616

*Primarily included in Property, plant and equipment, net in the consolidated balance sheets.

**Included in Intangible assets, net in the consolidated balance sheets.

***Primarily included in Long-term debt in the consolidated balance sheets.

The goodwill acquired is not deductible for U.S. income tax purposes. The amortization period for the intangible assets acquired is 12 years for completed technology and 15 years for customer relationships. The intangible assets are amortized using a method that approximates their economic benefit over their estimated useful lives. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Crocus’ ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Crocus’ ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Crocus’ operations into the Company’s existing infrastructure. Amortization of completed technology is included within cost of goods sold, and customer relationship is included within selling, general and administrative expenses.

The Company has not presented pro forma results of operations for Crocus because they are not material to the Company’s consolidated results of operations, financial position, or cash flows.

Acquisition-Related Costs

Crocus acquisition-related costs were $722 and $8,229 for the fiscal years ended March 28, 2025 and March 29, 2024, respectively, and are included in the selling, general and administrative expenses in the consolidated statements of operations.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

4.
Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by market, by product and by geography for the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023. The categorization of net sales by market is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by market:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Automotive	$535,205	$759,454	$646,761
Industrial and other	189,801	289,913	326,892
Total net sales	$725,006	$1,049,367	$973,653

Net sales by product:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Magnetic sensors (“MS”)	$474,557	$649,869	$598,579
Power integrated circuits (“PIC”)	250,449	399,498	375,074
Total net sales	$725,006	$1,049,367	$973,653

Net sales by geography:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Americas:
United States	$92,458	$149,283	$131,150
Other Americas	24,851	32,119	28,014
EMEA:
Europe	106,726	176,628	169,368
Asia:
Greater China	183,033	274,851	253,906
Japan	153,842	175,713	160,763
South Korea	73,702	113,877	96,549
Other Asia	90,394	126,896	133,903
Total net sales	$725,006	$1,049,367	$973,653

The Company recognizes sales net of returns and sales allowances, which comprises credits issued, price protection adjustments and stock rotation rights. As of March 28, 2025 and March 29, 2024, the liability associated with returns and sales allowances, was $33,855 and $44,797, respectively, and was netted against trade accounts receivable in the consolidated balance sheets.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

5.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of March 28, 2025 and March 29, 2024 measured at fair value on a recurring basis:

	Fair Value Measurement at March 28, 2025:
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market fund deposits	$30,814	$—	$30,814
Restricted cash:
Money market fund deposits	9,773	—	9,773
Total assets	$40,587	$—	$40,587

	Fair Value Measurement at March 29, 2024:
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market fund deposits	$36,192	$—	$36,192
Restricted cash:
Money market fund deposits	10,018	—	10,018
Total assets	$46,210	$—	$46,210

Financial assets measured at fair value on a recurring basis also consist of assets within the Company’s non-U.S. defined benefit plan assets. Fair value information for those assets, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans.”

During the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3.

As of March 28, 2025 and March 29, 2024, the fair value of the Company’s long-term debt was $343,275 and $248,752, respectively. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period, and has been classified as Level 2 within the fair value hierarchy.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

6.
Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following:

	March 28, 2025	March 29, 2024
Trade accounts receivable	$119,071	$163,450
Less:
Provision for expected credit losses	(618)	(145)
Returns and sales allowances	(33,855)	(44,797)
Total	$84,598	$118,508

The changes in the provision for expected credit losses were not material for any of the periods presented.

7.
Inventories

Inventories include materials, labor and overhead and consisted of the following:

	March 28, 2025	March 29, 2024
Raw materials and supplies	$7,354	$9,549
Work in process	127,651	110,236
Finished goods	48,909	42,517
Total	$183,914	$162,302

The Company recorded inventory provisions totaling $8,537, $9,055 and $10,009 for the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

8.
Property, Plant and Equipment, net

Property, plant and equipment, net is stated at cost, and consisted of the following:

	March 28, 2025	March 29, 2024
Land	$25,175	$25,595
Buildings, building improvements and leasehold improvements	66,258	65,626
Machinery and equipment	670,902	674,220
Office equipment	6,677	6,978
Right-of-use asset	8,182	8,218
Construction in progress	51,580	39,052
Total	828,774	819,689
Less accumulated depreciation	(525,855)	(498,514)
Total	$302,919	$321,175

The Company retired $311, $1,094 and $1,638 of fully depreciated assets during the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively. Total depreciation expense amounted to $37,447, $56,214 and $45,469 for the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively. Total amortization expense for the finance lease right-of-use asset, amounted to $1,397 and $581 for the fiscal years ended March 28, 2025 and March 29, 2024, respectively.

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

The Company continues to expand and optimize its global manufacturing capacities, such as by its recent expansion of operations at its Philippines location, and its acquisition of Crocus. Through its expansion efforts, newly acquired machinery and equipment and continuous maintenance and evaluation of on-hand equipment, the Company recognized advancements in equipment quality indicating increased estimated useful lives. During the first quarter of fiscal year 2025, following periodic review of the estimated useful lives of long-lived assets, the Company determined that the useful lives of its machinery and equipment should be increased. Effective March 30, 2024, the Company increased the useful lives of a significant portion of its machinery and equipment from seven years to ten years. For the fiscal year ended March 28, 2025, these changes decreased depreciation expense by $17,837, decreased the benefit for income taxes by $3,746 and decreased net loss by $14,091, or $0.08 per share.

The geographic locations of the Company’s property, plant and equipment, net, which includes the finance lease right-of-use asset, based on physical location of the assets, and as of March 28, 2025 and March 29, 2024 are as follows:

	March 28, 2025	March 29, 2024
United States	$35,301	$37,596
Philippines	227,038	246,164
Other	40,580	37,415
Total	$302,919	$321,175

During the year ended March 28, 2025, the Company classified various units of machinery and equipment as held for sale, as management approved a plan in the fourth quarter of fiscal year 2025 to market these assets to third-party buyers. The planned disposal of these assets does not constitute a strategic shift in the Company’s operations and therefore does not meet the discontinued operations criteria. These assets are intended to be sold within one year of their designation as held for sale. Assets held for sale are measured at the lower of carrying value or the fair value less cost to sell. The value of these assets was measured at $16,508 as of March 28, 2025.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

9.
Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 31, 2023	$27,691
Acquisition	174,519
Adjustments	280
Foreign currency translation	(65)
Balance at March 29, 2024	$202,425
Adjustments	97
Foreign currency translation	(47)
Balance at March 28, 2025	$202,475

Intangible assets, net were as follows:

	March 28, 2025
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$49,749	$(25,710)	$24,039
Customer relationships	14,964	(4,102)	10,862
Completed technologies	255,588	(30,648)	224,940
Indefinite-lived process technology and trademarks	2,274	—	2,274
Trademarks and other	86	(86)	—
Total	$322,661	$(60,546)	$262,115

	March 29, 2024
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$44,894	$(22,016)	$22,878
Customer relationships	14,977	(3,315)	11,662
Completed technologies	249,758	(9,719)	240,039
Indefinite-lived process technology and trademarks	2,275	—	2,275
Trademarks and other	87	(87)	—
Total	$311,991	$(35,137)	$276,854

Intangible assets amortization expense was $25,658, $14,587 and $5,209 for the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively.

In fiscal year 2025, the Company acquired certain intellectual property assets for a total purchase price of $6,000, including certain contingent, milestone-based payments that have a potential pay-out of $5,000, and are classified within accrued expenses and other current liabilities on the consolidated balance sheets.

In February 2024, the Company initiated a realignment of resources associated with our photonics and advanced 3D imaging solutions business to refocus spending on other technologies. As a result of the change in strategy, the Company recorded impairment charges of $11,600 in the fourth quarter of fiscal year 2024 related to intangible assets, net, and long-lived assets from our 2021 acquisition of Voxtel, Inc. The results of the annual impairment test did not indicate any impairments of any other long-lived intangible assets for fiscal years 2025, 2024 and 2023.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

As of March 28, 2025, amortization expense of intangible assets is expected to be as follows:

2026	$25,932
2027	25,466
2028	25,089
2029	24,718
2030	24,356
Thereafter	134,280
Total	$259,841

10.
Other Assets, net

The composition of other assets, net was as follows:

	March 28, 2025	March 29, 2024
VAT receivables long-term	$10,227	$16,943
Income taxes receivable long-term	13,279	11,091
Deposits	18,876	17,928
Other taxes receivable long-term	5,087	2,942
Other	1,875	2,747
Total	$49,344	$51,651

11.
Accrued Expenses and Other Current Liabilities

The composition of accrued expenses and other current liabilities was as follows:

	March 28, 2025	March 29, 2024
Accrued incentive programs	$11,368	$26,229
Accrued salaries and wages	19,555	21,014
Accrued warranty costs	1,026	477
Accrued vacation	3,566	2,406
Accrued severance	2,336	3,013
Accrued professional fees	6,132	8,125
Accrued income taxes	233	3,478
Accrued interest	2,025	—
Accrued contingent consideration	5,000	—
Other	8,842	6,384
Total	$60,083	$71,126

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

Operating lease cost is recognized on a straight-line basis over the lease term, while finance lease cost is amortized over the expected term on a straight-line basis. Information regarding the Company’s operating and finance leases are as follows:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Operating leases
Operating lease expense	$7,695	$6,369	$4,833
Short term lease expense	301	39	326
Other information:
Cash paid for operating leases	$7,064	$6,305	$5,034
Weighted-average remaining lease term - operating leases	5.3 years	4.4 years	4.57 years
Weighted-average discount rate – operating leases	6.5%	6.1%	5.3%

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Finance leases
Amortization of right-of-use assets	$1,397	$581	$—
Interest on lease liabilities	246	29	—
Weighted-average remaining lease term - finance leases	4.6 years	5.6 years	—
Weighted-average discount rate - finance leases	7.7%	7.7%	—

Finance leases are recorded in the following line items within the consolidated balance sheets:

	March 28, 2025	March 29, 2024
Property, plant and equipment, net	$6,206	$7,641
Current portion of long-term debt	1,423	1,429
Long-term debt	5,774	7,009

As of March 28, 2025, future minimum lease payments under operating and finance leases as follows:

	Operating Leases	Finance Leases
2026	$6,504	$1,751
2027	6,347	1,751
2028	4,817	1,751
2029	2,627	1,751
2030	1,568	1,528
Thereafter	5,056	—
Total lease payments	$26,919	$8,532
Less: imputed interest	(4,554)	(1,335)
Total lease liabilities	$22,365	$7,197

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13.
Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024
Term Loan Facility	$345,000	$249,375
Unamortized debt issuance costs	(6,071)	(4,273)
Total loans outstanding	338,929	245,102
Finance lease liabilities	7,197	8,438
Total debt	346,126	253,540
Current portion of long-term debt and finance lease liabilities	(1,423)	(3,929)
Total long-term debt and finance lease liabilities, less current portion	$344,703	$249,611

2025 Refinancing and Repricing of Term Loan Facility

On February 6, 2025, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement dated as of June 21, 2023 (as amended by the First Amendment and the Second Amendment, each of which are described below, and as further amended, restated, supplemented or otherwise modified, refinanced or replaced from time to time, the “2023 Revolving Credit Agreement”), by and among the Company, Allegro MicroSystems, LLC (“AML”), lending institutions from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as the administrative agent and the collateral agent.

The Third Amendment provided for a new $375,000 tranche of term loans maturing in 2030 (the “2025 Refinanced Loans”), the proceeds of which were used, in relevant part, to (i) refinance all outstanding borrowing under the Refinanced 2023 Term Loan Facility described below, (ii) pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The 2025 Refinanced Loans amortize at a rate of 0.00% per annum. The 2025 Refinanced Loans bear interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the Credit Agreement) in effect from time to time plus 2.00% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.00%. The 2025 Refinanced Loans will mature on October 31, 2030. The Company incurred costs of $1,090 in connection with the Third Amendment.

Payments of $30,000 and $25,000 were applied to the outstanding balance of the 2025 Refinanced Loans on February 28, 2025 and April 30, 2025, respectively.

The Company was in compliance with its debt covenants as of March 28, 2025.

2024 Refinancing of Term Loan Facility

On August 6, 2024, the Company entered into Amendment No. 2 (the “Second Amendment”), to the 2023 Revolving Credit Agreement. The Second Amendment increased the total capacity of the revolving credit facility to $256,000.

The Second Amendment also provided for a new $400,000 tranche of term loans maturing in 2030 (the “Refinanced 2023 Term Loan Facility”), the proceeds of which were primarily used, to repurchase a portion of the Company’s common stock, pursuant to the Share Repurchase Agreement discussed in Note 21, “Related Party Transactions,” repay the 2023 Term Loan Facility (as defined below), pay fees and expenses in connection with the foregoing and for general corporate purposes. The Refinanced 2023 Term Loan Facility amortized at a rate of 1.00% per annum. The Refinanced 2023 Term Loan Facility bore interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time plus 2.25% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.25%. The Refinanced 2023 Term Loan Facility was scheduled to mature on October 31, 2030. The Refinanced 2023 Term Loan Facility was subject to covenants consistent with the 2023 Revolving Credit Agreement covenants. As the terms of the refinancing were not substantially different from the terms of the Second Amendment, the refinancing was accounted for as a debt modification. In conjunction with the refinancing, the Company recognized $3,619 as a debt discount which will be amortized to interest expense over the remaining term using the effective interest method. Borrowings under the Second Amendment were collateralized by substantially all of the Company’s assets.

A payment of $25,000 was applied to the term loan balance on October 31, 2024, which has eliminated future required minimum quarterly payments. On February 6, 2025, the Second Amendment was paid in full in connection with entry into the Third Amendment.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

2023 Term Loan Facility

On October 31, 2023, the Company entered into a $250,000 term loan maturing in 2030 (the “2023 Term Loan Facility”), the proceeds of which were used to refinance the $25,000 outstanding balance under the term loan credit agreement that the Company entered into on September 30, 2020 with Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and the other agents, arrangers and lenders party thereto, and to finance, in part, the acquisition of Crocus. The 2023 Term Loan Facility was executed as an incremental amendment (the “First Amendment”) to the 2023 Revolving Credit Agreement. The 2023 Term Loan Facility amortized at a rate of 0.25% per quarter, and the initial margin applicable to the 2023 Term Loan Facility was 2.75% for term SOFR-based loans and 1.75% for base rate loans.

A payment of $50,000 was applied to the term loan balance on April 30, 2024. On August 6, 2024, borrowings under the 2023 Term Loan Facility were repaid in full in connection with the entry into the Second Amendment.

2023 Revolving Credit Facility

On June 21, 2023, the Company entered into the 2023 Revolving Credit Agreement that provided for a $224,000 revolving credit facility, which included a $20,000 letter of credit sub-facility. On August 6, 2024, upon entry into the Second Amendment, the total capacity of the revolving credit facility was increased to $256,000. The revolving credit facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month term SOFR plus 1.00% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. Issuance costs related to the revolving credit facility were not significant. As of March 28, 2025, there were no outstanding borrowings under the revolving credit facility.

The Company will also pay a quarterly commitment fee of 0.20% to 0.25% on the daily amount by which the commitments under the revolving credit facility exceed the outstanding loans and letters of credit under the revolving credit facility. The 2023 Revolving Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain a Total Net Leverage Ratio of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for four fiscal quarters subsequent to the Company completing an acquisition for consideration in excess of $500,000.

The 2023 Revolving Credit Agreement provides for customary events of default. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies.

The Company was in compliance with its Revolving Credit Facility covenants as of March 28, 2025.

14.
Other Long-Term Liabilities

The composition of other long-term liabilities is as follows:

	March 28, 2025	March 29, 2024
Accrued retirement and defined benefit plan obligation	$9,997	$9,069
Provision for uncertain tax positions	6,022	5,874
Other long-term liabilities	—	21
Total	$16,019	$14,964

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

15.
Retirement Plans

The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the benefit obligations) of its defined benefit pension plans in its consolidated balance sheets with a corresponding adjustment to accumulated other comprehensive income (“AOCI”), net of tax. Further, actuarial gains and losses and prior service costs that arise in future periods and are not recognized as net periodic benefit costs in the same periods will be recognized as a component of other comprehensive (loss) income. Those amounts will also be recognized as a component of future net periodic benefit costs consistent with the Company’s past practice. The Company uses a measurement date for its defined benefit pension plans and other postretirement benefit plans that is equivalent to its fiscal year end.

Plan Descriptions

Non-U.S. Defined Benefit Plan

The Company, through its wholly owned subsidiary, Allegro MicroSystems Philippines, Inc., has a defined benefit pension plan, which is a noncontributory plan that covers substantially all employees of this subsidiary. The plan’s assets are invested in government securities, common trust funds, bonds and other debt instruments and stocks.

Effect on the consolidated statements of operations

Expense related to the non-U.S. defined benefit plan was as follows:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Service cost	$1,456	$1,345	$1,358
Interest cost	939	907	763
Expected return on plan assets	(446)	(468)	(301)
Amortization of prior service cost	(8)	(8)	(8)
Actuarial loss	71	33	77
Net periodic pension expense	$2,012	$1,809	$1,889

Changes in the benefit obligations and plan assets for the non-U.S. defined benefit plan were as follows:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024
Obligation and funded status of plan:
Benefit obligation at beginning of year	$16,194	$14,730
Service cost	1,456	1,345
Interest cost	939	907
Prior service cost	—	62
Benefits paid	(892)	(1,022)
Actuarial loss	11	683
Foreign currency exchange rate changes	(409)	(511)
Benefit obligation at end of year	$17,299	$16,194
Change in plan assets:
Fair value of plan assets at beginning of year	$7,665	$7,168
Actual return on plan assets	597	452
Employer contributions	1,122	1,230
Benefits paid	(758)	(937)
Foreign currency exchange rate changes	(194)	(248)
Fair value of plan assets at end of year	$8,432	$7,665
Underfunded status at end of year	$(8,867)	$(8,529)

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The following table presents the obligations and asset information for the non-U.S. defined benefit plan that has a projected benefit obligation in excess of plan assets:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024
Projected benefit obligations	$17,299	$16,194
Plan assets	8,432	7,665
Accumulated benefit obligations	10,509	9,666

The amounts recorded in AOCI for the non-U.S. defined benefit plan for the fiscal years ended March 28, 2025 and March 29, 2024 are further detailed below:

	Net Transition Obligation (Asset)	Net Actuarial Loss	Prior Service Costs	Total
Balance, March 31, 2023, net of tax	$129	$1,449	$(68)	$1,510
2024 change in AOCI for non-U.S. defined benefit plan	14	1,079	(11)	1,082
Amounts in AOCI before tax	143	2,528	(79)	2,592
Less tax expense	36	632	(20)	648
Balance, March 29, 2024, net of tax	$107	$1,896	$(59)	$1,944
2025 change in AOCI for non-U.S. defined benefit plan	(102)	426	(12)	312
Amounts in AOCI before tax	5	2,322	(71)	2,256
Less tax expense	1	581	(18)	564
Balance, March 28, 2025, net of tax	$4	$1,741	$(53)	$1,692

There is no significant actuarial net gain or loss included in AOCI as of March 28, 2025 that is expected to be amortized into net periodic benefit cost over the next fiscal year.

As of March 28, 2025, the Company does not expect a significant return of plan assets during the next 12 months.

Assumptions and Investment Policies

The actuarial assumptions and methodologies used in determining the projected benefit obligation and net periodic benefit cost are reviewed on an annual basis. The primary assumptions include the Non-U.S. assumed discount rates, the Non-U.S. expected long-term returns on plan assets, and the Non-U.S. rate of compensation increases.

Weighted-Average Assumptions Used to Determine Projected Benefit Obligation

	March 28, 2025	March 29, 2024
Non-U.S. assumed discount rate	6.33%	6.21%
Non-U.S. rate of compensation increases	5.50%	5.50%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 28, 2025	March 29, 2024	March 31, 2023
Non-U.S. assumed discount rate	6.33%	6.21%	6.63%
Non-U.S. expected long-term return on plan assets	5.45%	5.54%	6.40%
Non-U.S. rate of compensation increases	5.50%	5.50%	5.50%

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Information on Plan Assets

The table below sets forth the fair value of the entity’s plan assets using the same three-level hierarchy of fair value inputs described in Note 2, “Summary of Significant Accounting Policies”:

	Fair Value at March 28, 2025	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$3,023	$3,023	$—	$—
Unit investment trust fund	1,719	—	1,719	—
Loans	654	—	—	654
Bonds	341	—	341	—
Stocks and other investments	2,695	1,845	3	847
Total	$8,432	$4,868	$2,063	$1,501

	Fair Value at March 29, 2024	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$2,629	$2,629	$—	$—
Unit investment trust fund	1,307	—	1,307	—
Loans	574	—	—	574
Bonds	607	—	607	—
Stocks and other investments	2,548	1,635	4	909
Total	$7,665	$4,264	$1,918	$1,483

The following table shows the change in fair value of Level 3 plan assets:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 25, 2022	$553	$1,065
Additions	328	—
Redemptions	(280)	—
Revaluation of debt and equity securities	4	75
Change in foreign currency exchange rates	(19)	(38)
Balance at March 31, 2023	$586	$1,102
Additions	303	—
Redemptions	(295)	—
Revaluation of debt and equity securities	(1)	(154)
Change in foreign currency exchange rates	(19)	(39)
Balance at March 29, 2024	$574	$909
Additions	475	—
Redemptions	(381)	—
Revaluation of debt and equity securities	—	(39)
Change in foreign currency exchange rates	(14)	(23)
Balance at March 28, 2025	$654	$847

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Cash Flows

During the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, the Company contributed approximately $1,122, $1,230 and $1,489 to its non-U.S. defined benefit plan, respectively. The Company expects to contribute approximately $2,676 to its non-U.S. defined benefit plan in fiscal year 2026.

Estimated Future Benefit Payments

The following table projects the benefits expected to be paid to participants from the plans in each of the following fiscal years. The majority of the payments will be paid from Company assets.

Pension Benefits
2026	$1,440
2027	1,225
2028	1,529
2029	1,428
2030	1,410
Total 5 years thereafter	11,004
Total	$18,036

Defined Contribution Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”) for U.S.-based employees who satisfy certain eligibility requirements. Eligible employees may defer a portion of their eligible compensation, within prescribed limits, through contributions to the 401(k) Plan. The Company matches participants’ contributions, up to a maximum of 5% of a participant’s eligible compensation, up to the statutory compensation limit, and these matching contributions are fully vested as of the date they are made. Matching contributions totaled $5,910, $5,956 and $4,708 for the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively.

The Company also has a defined contribution plan covering substantially all of its European employees. Contributions to this plan totaled approximately $1,957, $1,549 and $1,248 for the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively.

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

Legal proceedings

The Company is subject to various legal proceedings and claims, and regulatory examinations or investigations arising in the normal course of business, the outcomes of which are subject to significant uncertainty, and the Company’s ultimate liability, if any, is difficult to predict. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and, when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable and estimable, the Company will disclose the nature of the contingency and, if estimable, will provide the likely amount of such loss or range of loss. The Company does not believe there are any current matters that could have a material adverse effect on its financial position, results of operations or cash flows.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

17.
Net (Loss) Income per Share

The following table sets forth the basic and diluted net (loss) income attributable to Allegro MicroSystems, Inc. per share.

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(73,010)	$152,697	$187,357

Basic weighted average common shares	187,707,391	192,573,169	191,197,452
Dilutive effect of common stock equivalents	—	2,101,183	2,490,650
Diluted weighted average common shares	187,707,391	194,674,352	193,688,102

Basic net (loss) income per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.39)	$0.79	$0.98

Diluted net (loss) income per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.39)	$0.78	$0.97

The computed net (loss) income per share for the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023 does not assume conversion of securities that would have an antidilutive effect on net (loss) income per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net (loss) income per share, as such securities would have an antidilutive effect on net (loss) income per share if the Company had reported net income for the respective periods:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
RSUs	451,087	40,257	17,586
PSUs	91,210	129,837	—

The following table represents issued and issuable weighted average share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan (“ESPP”) for the respective periods:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
RSUs	—	888,811	1,039,547
PSUs	—	1,210,124	1,435,883
ESPP	—	2,248	15,220
Total	—	2,101,183	2,490,650

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

Restricted Stock Units

The following table summarizes RSU activity for the fiscal year ended March 28, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 29, 2024	2,215,621	$29.82	1.03	$59,733
Granted	1,582,788	27.54
Issued	(1,049,602)	28.66
Forfeited	(418,463)	29.41
Outstanding - March 28, 2025	2,330,344	$28.88	0.95	$57,932

The weighted-average grant fair value per share for RSUs granted during the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023 was $27.54, $36.14, $23.65, respectively. The stock-based compensation expense related to non-vested awards not yet recorded at March 28, 2025 was $42,532, which is expected to be recognized over a weighted-average of 1.8 years.

The total fair value of RSUs vested was $30,072, $23,032 and $29,732 during the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively.

Performance Stock Units

The Company also awards PSUs to its senior personnel based on achievement of metrics tied to financial plans approved by its Board of Directors for establishing target performances. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. PSU awards are generally earned upon the completion of a multi-year performance period. Whether units are earned at the end of the performance period is determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving various metrics such as revenue targets and cumulative earnings before income taxes, depreciation and amortization levels for the performance period, and relative total shareholder return. Depending on the results achieved over the multi-year performance period, the actual number of shares that a grant recipient may receive during and at the end of the period ranges from 0% to 200% of the Target Shares granted.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The weighted-average fair value of the PSUs granted during the year was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Performance term	2.79 years	2.87 years	2.81 years
Volatility	43.46%	47.70%	51.30%
Risk-free rate of return	4.57%	3.68%	2.76%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	$31.83	$43.83	$30.69

The following table summarizes PSU activity for the fiscal year ended March 28, 2025:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 29, 2024	2,429,393	$25.64	2.32	$65,496
Granted	528,213	31.06
Cancelled	(14,514)	36.36
Issued	(513,877)	30.39
Forfeited	(283,434)	32.26
Outstanding - March 28, 2025	2,145,781	$24.86	1.80	$53,344

PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at March 28, 2025 was $8,257, which is expected to be recognized over a weighted average of 1.9 years.

The total grant date fair value of PSUs vested was $15,615, $22,777 and $12,127 during the fiscal years ended March 28, 2025, March 29, 2024 and March 31, 2023, respectively.

Employee Stock Purchase Plan

3,791,026 shares of the Company’s common stock are available for future issuance under the ESPP. The ESPP allows employees to purchase the Company’s common stock at 85% of the lesser of the stock price at the beginning or end of the offering period. Each offering period is six months.

The weighted-average fair value of the ESPP shares was determined using the Black-Scholes model incorporating the following weighted-average assumptions:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Expected performance term	0.50 years	0.50 years	0.50 years
Volatility	45.44%	40.97%	44.99%
Risk-free rate of return	4.70%	5.35%	3.58%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	$7.07	$9.51	$6.83

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company recorded stock-based compensation expense on its consolidated statements of operations as follows:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
RSUs	$32,144	$28,162	$33,708
PSUs	8,561	12,825	26,890
ESPP	1,099	1,438	921
Other	64	32	279
Total	$41,868	$42,457	$61,798

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Cost of sales	$2,877	$5,359	$5,090
Research and development	14,624	13,894	9,496
Selling, general and administrative	24,367	23,204	47,212
Stock-based compensation expense	41,868	42,457	61,798
Income tax benefit	(4,049)	(4,379)	(3,789)
Total stock-based compensation expense, net of taxes	$37,819	$38,078	$58,009

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

19.
Income Taxes

The components of (loss) income before income taxes include the following:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
(Loss) income before income taxes
Domestic operations	$(106,576)	$183,524	$190,107
Foreign operations	20,880	11,273	21,239
Total	$(85,696)	$194,797	$211,346

Significant components of the income tax (benefit) provision are as follows:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Current:
Federal	$(2,047)	$16,086	$53,973
State	325	1,319	472
Foreign	5,090	43,117	9,523
Total current	3,368	60,522	63,968
Deferred:
Federal	(15,272)	10,721	(36,276)
State	(231)	(131)	310
Foreign	(798)	(29,203)	(4,150)
Total deferred	(16,301)	(18,613)	(40,116)
Total income tax (benefit) provision	$(12,933)	$41,909	$23,852

The difference between the income tax (benefit) provision at the statutory federal tax rate and the (benefit) provision for income taxes is as follows:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Tax (benefit) provision at U.S. statutory rate	$(17,996)	$40,907	$44,383
State income taxes, net of federal benefit	266	1,106	1,027
Foreign derived intangible income	(2,037)	(25,612)	(25,391)
Research and development tax credit	(3,644)	(6,188)	(3,641)
Stock-based compensation	2,094	(956)	(1,025)
Cumulative provision-to-return	(2,035)	(1,147)	(914)
Gain on contingent purchase price reduction	—	—	(588)
Subpart F and GILTI, net of credits	640	(168)	(307)
Provision for uncertain tax positions	(586)	827	(81)
162(m) limitation	3,542	3,010	8,931
Foreign tax rate	(235)	2,632	954
Deferred tax remeasurement	—	—	651
Transaction costs	91	1,848	338
BEAT alternative minimum tax	1,454	—	—
Entity restructuring	(1,188)	25,921	—
Nondeductible - loss on forward repurchase contract	7,298	—	—
Refund interest and other	(597)	(271)	(485)
Total income tax (benefit) provision	$(12,933)	$41,909	$23,852

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Entity restructurings are the net tax effect of transactions undertaken to streamline business operations, including the termination of a related party distributor and worthless stock deductions for our photonics subsidiaries, which fully ceased operating during the fiscal year. The March 29, 2024 entity restructuring relates to post-acquisition integrations to align business operations and integrate Crocus’s assets and workforce into the Company’s existing affiliates. The Company engaged in an intra-entity asset sale that resulted in a taxable gain reduced by net operating losses (“NOL”) in France and the generation and utilization of foreign tax credits in the U.S. Assets were transferred at fair market value pursuant to a valuation. The entity restructuring increased the effective tax rate primarily because a deferred tax liability was established on the difference between the fair market value and book value of Crocus’s intellectual property transferred to the U.S.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 28, 2025	March 29, 2024
Deferred income tax assets:
Capitalized research and development costs	$87,759	$62,651
Accrued bonuses, sales commissions and other compensation	6,502	9,407
Inventory and sales related	15,629	16,766
Stock-based compensation	3,780	4,544
Tax credits	3,154	3,290
Lease liabilities	2,442	2,388
Property, plant and equipment, net	1,918	157
Other accruals and reserves	3,753	2,653
NOL carryforwards	5,255	8,589
Gross deferred income tax assets	130,192	110,445
Valuation allowance for deferred income tax assets	(4,250)	(3,160)
Total deferred income tax assets	125,942	107,285
Deferred income tax liabilities:
Equity method and other investments	(641)	(1,782)
Intangibles assets, net	(42,623)	(48,875)
Property, plant and equipment, net	(12,108)	—
Right-of-use assets	(2,042)	(2,132)
Total deferred income tax liabilities	(57,414)	(52,789)
Net deferred income tax assets	$68,528	$54,496

Pursuant to the 2017 Tax Cuts and Jobs Act, U.S. tax law requires taxpayers to capitalize and amortize domestic and foreign research and development expenditures over five and 15 years, respectively (“174 Capitalization”). The impact of 174 Capitalization to our deferred tax assets is $87,759.

As of March 29, 2024, as part of the Crocus acquisition, the Company acquired NOL and research and development tax credit (“R&D Credit”) carryforwards. The Internal Revenue Code of 1986, as amended (“IRC”), provides for a limitation of the annual use of NOLs, R&D Credits, and other tax attributes following certain ownership changes that limit the ability to utilize NOL and R&D Credit carryforwards. Under IRC Sections 382 and 383, an ownership change is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period. Crocus had multiple ownership changes and based on the existing Section 382 and 383 limitations its attributes are also subject to valuation allowances.

NOLs and capital losses may be available to reduce future taxable income. As of March 28, 2025, the Company had net Federal NOLs of $3,798 that were generated after December 31, 2017 and therefore carryforward indefinitely. As of March 28, 2025, the Company had utilized any available net state NOL carryforwards. As of March 28, 2025, the Company had net capital losses of $1,457, which are offset by a full valuation allowance.

As of March 28, 2025, the Company had net state R&D Credit carryforwards available to reduce future taxable income by $3,153. A valuation allowance has been established for $2,793 against such R&D Credits.

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

The Company filed carryback claims allowable under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) to utilize NOLs and carryover credits generated during fiscal year 2021. As of March 28, 2025, the Company has an outstanding receivable of $11,812 related to these filings that are classified as a long-term tax receivable on the consolidated balance sheet.

Uncertain Tax Positions

As of March 28, 2025, March 29, 2024 and March 31, 2023, the Company had gross uncertain tax positions which would impact the effective tax rate, if recognized. These amounts are recorded as a long-term liability, as the Company does not anticipate payment within one year.

	Fiscal Year Ended
	March 28, 2025	March 29, 2024	March 31, 2023
Beginning balance	$4,980	$2,408	$2,459
Gross increases - tax positions for prior periods	—	2,210	—
Gross increases - tax positions for current period	149	378	—
Gross decreases lapse of applicable statutes of limitations	(332)	(16)	(51)
Ending balance	$4,797	$4,980	$2,408

The Company believes that all tax positions are adequately provided for; amounts asserted by tax authorities could be greater or less than the accrued position. Accordingly, the Company’s provisions for federal, state and foreign tax related matters to be recorded in the future might change as revised estimates are made, or the underlying matters are settled or otherwise resolved.

The Company’s policy is to classify interest expense and penalties, if any, as components of the income tax (benefit) provision in the consolidated statements of operations. The Company recorded net increases of $323, $826 and $39 in interest, penalties and releases during fiscal years 2025, 2024 and 2023, respectively. As of March 28, 2025 and March 29, 2024, the amount of accrued interest and penalties totaled approximately $1,230 and $906, respectively.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

20.
January 2025 Restructuring

In January 2025, management committed to a plan that included rebalancing its workforce and consolidation of leased facilities in an effort to optimize its cost structure (the “January 2025 Restructuring”). In connection with the plan, the Company incurred $5,760 of total charges for the period ended March 28, 2025, of which $5,121 related to severance and other employee-related benefit charges. The Company does not expect to incur additional material charges related to the January 2025 Restructuring.

The following table presents restructuring, exit costs and other charges, net as included in the Company’s consolidated statement of operations for the year ended March 28, 2025 related to the January 2025 Restructuring.

Fiscal Year Ended
March 28, 2025
Cost of goods sold	$1,365
Research and development	2,585
Selling, general and administrative	1,810
$5,760

A summary of changes in the Company’s accrual for employee severance and related expenses related to the January 2025 Restructuring was as follows:

Severance
Balance as of March 29, 2024	$—
Costs incurred	5,121
Cash disbursements	(3,910)
Other	436
Balance as of March 28, 2025	$1,647

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

21.
Related Party Transactions

Share repurchase transactions with Sanken

On July 23, 2024, the Company entered into a share repurchase agreement with Sanken (the “Share Repurchase Agreement”) pursuant to which the Company agreed to repurchase 38,767,315 shares of the Company’s common stock from Sanken in a privately negotiated transaction at a price per share equal to the price per share at which the underwriters in a public underwritten equity offering of shares of our common stock would purchase the shares (the “Equity Offering”). The repurchase of shares of common stock occurred in two separate closings, with the first closing taking place after the closing of the Equity Offering (the “First Closing”) and the second closing occurring after the receipt of the proceeds from borrowings under the Refinanced 2023 Term Loan Facility (the “Second Closing”). The First Closing of the share repurchase was conditioned upon the closing of the Equity Offering and certain other conditions, and the Second Closing of the share repurchase was conditioned upon the receipt of net proceeds of no less than $300,000 from incremental term loans under the Refinanced 2023 Term Loan Facility. Pursuant to the terms of the Share Repurchase Agreement, Sanken reimbursed the Company for the expenses incurred by the Company in connection with the transactions contemplated by the Share Repurchase Agreement, and paid a facilitation fee of $35,000, which was recorded within additional paid-in-capital with the consolidated statements of changes in equity.

To fund the First Closing, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Barclays Capital Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters (the “Underwriters”), on July 24, 2024, pursuant to which the Company agreed to sell 25,000,000 shares of the Company’s common stock to the Underwriters at a price of $23.16 per share. Under the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 3,750,000 shares of the Company’s common stock at the same purchase price, which option was exercised in full prior to the closing of the Equity Offering.

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

On August 7, 2024, the Company completed the Second Closing under the Share Repurchase Agreement, repurchasing 10,017,315 shares of the Company’s common stock for aggregate cash consideration of $225,549, which was the Equity Offering price, less underwriting discounts and reimbursable transaction expenses. As described above, the Company used a portion of the proceeds from the Refinanced 2023 Term Loan Facility and existing cash on hand to complete the Second Closing. The share repurchased in the Second Closing were also retired.

The Share Repurchase Agreement was accounted for as a forward repurchase contract as there were certain terms that could have caused the obligation not to be fulfilled. Accordingly, the contract was initially recorded as a liability at its fair value with subsequent remeasurements recognized in loss on change in fair value of forward repurchase contract until the completion of the First Closing and Second Closing. The Company recognized a loss of $34,752 as a result of the fair value forward repurchase contract in the consolidated statements of operations.

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

Other transactions involving Sanken

Net sales of the Company’s products to Sanken totaled $0, $6,161, and $160,763 for the fiscal years ended March 28, 2025, March 29, 2024, and March 31, 2023, respectively, and are included in net sales to related party in the consolidated statements of operations. Although certain costs are shared or allocated, cost of goods sold and gross margins attributable to related party sales are consistent with those of third-party customers. There were no trade accounts receivable, net from Sanken as of March 28, 2025 or March 29, 2024. Other accounts receivable from Sanken totaled $160 for the fiscal year ended March 29, 2024.

As of March 28, 2025, Sanken held approximately 32.4% of the Company’s outstanding common stock.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Sanken Distribution Agreement

On March 30, 2023, the Company entered into a termination of the distribution agreement with Sanken (the “Termination Agreement”). The Termination Agreement formally terminated the distribution agreement dated as of July 5, 2007, by and between the Company and Sanken (the “Distribution Agreement”), effective March 31, 2023. The Distribution Agreement provided Sanken the exclusive right to distribute the Company’s products in Japan. In connection with the termination of the Distribution Agreement, and, as provided for in the Termination Agreement, the Company made a one-time payment of $5,000 to Sanken in exchange for the cancellation of Sanken’s exclusive distribution rights in Japan, which was recorded in selling, general and administrative expenses in the consolidated statements of operations. Concurrent with the Termination Agreement, AML and Sanken also entered into a short-term, non-exclusive distribution agreement (the “Short-Term Distribution Agreement”) and a consulting agreement (the “Consulting Agreement”), each of which were effective April 1, 2023. In addition, the Company allowed a one-time sales return from Sanken of resalable inventory of $4,200. The Short-Term Distribution Agreement provides for the management and sale of Company product inventory for a period of 24 months. Under the terms of the Consulting Agreement, Sanken agreed to continue to provide transition services for a period of six months to a strategic customer as orders for the customer are transitioned from Sanken to the Company, and the Company agreed to pay Sanken for providing these transition services. On March 31, 2025, the Company and Sanken entered into an amendment to the Short-Term Distribution Agreement to extend the term by twelve months.

Transactions involving Polar Semiconductor, LLC (“PSL”)

On April 25, 2024, the Company, Sanken, PSL and PS Investment Aggregator, L.P. (“Subscriber”) entered into a Sale and Subscription Agreement (the “PSL Agreement”), pursuant to which Subscriber and certain of its affiliates agreed to make capital contributions to PSL of $175,000 in exchange for equity interests in PSL, which closed on September 20, 2024 (the “PSL Closing”). As contemplated by the PSL Agreement, the Company agreed to discharge all outstanding PSL Promissory Notes (as defined below) held by the Company for a value of $10,350 in exchange for PSL equity interests. Following the PSL Closing, the Company owned approximately 10.2% of PSL. As a result of PSL’s share issuance to Subscriber, the Company recognized a net loss of $2,804 primarily related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of the PSL Promissory Notes. The loss is included in Other (expense) income, net in the consolidated statements of operations.

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

Prior to the discharge, during the year ended March 28, 2025, PSL made required quarterly payments to AML totaling $1,964, which included $89 of interest. The remaining outstanding principal balance and accrued interest on the PSL Promissory Notes of $6,596 was discharged in full in connection with the PSL Agreement.

Other Transactions involving PSL

The Company purchases products from PSL. Purchases of various products from PSL totaled $55,001, $60,426 and $58,056 for the fiscal years ended March 28, 2025, March 29, 2024, and March 31, 2023, respectively. Accounts payable to PSL included in amounts due to related party totaled $6,535 and $1,621 as of March 28, 2025 and March 29, 2024, respectively.