Form 10-Q
period 2025-06-27
ALLEGRO MICROSYSTEMS, INC.
filed 2025-08-01
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2025

or

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

As of July 28, 2025, the registrant had 185,040,489 shares of common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 28, 2025, filed with the Securities and Exchange Commission (“SEC”) on May 22, 2025 (the “2025 Annual Report”), as any such factors may be updated from time to time in our Quarterly Reports on Form 10-Q, and our other filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	June 27, 2025	March 28, 2025
Assets
Current assets:
Cash and cash equivalents	$129,106	$121,334
Restricted cash	10,273	9,773
Trade accounts receivable, net	89,379	84,598
Inventories	173,796	183,914
Prepaid income taxes	968	36,662
Prepaid expenses and other current assets	27,054	30,247
Assets held for sale	16,508	16,508
Total current assets	447,084	483,036
Property, plant and equipment, net	305,195	302,919
Operating lease right-of-use assets, net	20,652	20,849
Deferred income tax assets	73,839	68,528
Goodwill	203,328	202,475
Intangible assets, net	256,414	262,115
Equity investment in related party	30,874	31,695
Other assets	51,822	49,344
Total assets	$1,389,208	$1,420,961
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$45,609	$38,733
Amounts due to related party	2,902	6,535
Accrued expenses and other current liabilities	64,832	60,083
Current portion of operating lease liabilities	5,807	5,487
Current portion of long-term debt	1,535	1,423
Total current liabilities	120,685	112,261
Long-term debt	310,790	344,703
Operating lease liabilities, less current portion	16,952	16,878
Other long-term liabilities	16,524	16,019
Total liabilities	464,951	489,861
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 184,941,989 shares issued and outstanding at June 27, 2025; 1,000,000,000 shares authorized, 184,286,567 issued and outstanding at March 28, 2025	1,849	1,843
Additional paid-in capital	1,013,795	1,012,055
Accumulated deficit	(66,818)	(53,591)
Accumulated other comprehensive loss	(26,173)	(30,752)
Equity attributable to Allegro MicroSystems, Inc.	922,653	929,555
Non-controlling interest	1,604	1,545
Total stockholders’ equity	924,257	931,100
Total liabilities, non-controlling interest and stockholders’ equity	$1,389,208	$1,420,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Net sales	$203,405	$166,919
Cost of goods sold	112,103	92,148
Gross profit	91,302	74,771
Operating expenses:
Research and development	46,500	45,204
Selling, general and administrative	47,542	40,197
Total operating expenses	94,042	85,401
Operating loss	(2,740)	(10,630)
Other (expense) income:
Interest expense	(6,359)	(5,377)
Interest income	234	494
Other expense, net	(1,128)	(1,060)
Loss before income taxes	(9,993)	(16,573)
Income tax provision	3,169	1,040
Net loss	(13,162)	(17,613)
Net income attributable to non-controlling interests	65	62
Net loss attributable to Allegro MicroSystems, Inc.	$(13,227)	$(17,675)
Net loss per common share attributable to Allegro MicroSystems, Inc.:
Basic	$(0.07)	$(0.09)
Diluted	$(0.07)	$(0.09)
Weighted average shares outstanding:
Basic	184,587,027	193,465,708
Diluted	184,587,027	193,465,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Net loss	$(13,162)	$(17,613)
Net income attributable to non-controlling interests	65	62
Net loss attributable to Allegro MicroSystems, Inc.	(13,227)	(17,675)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	4,596	(3,188)
Comprehensive loss	(8,631)	(20,863)
Other comprehensive (loss) gain attributable to non-controlling interests	(17)	83
Comprehensive loss attributable to Allegro MicroSystems, Inc.	$(8,648)	$(20,780)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance at March 29, 2024	—	$—	193,164,609	$1,932	$694,332	$463,012	$(28,841)	$1,281	$1,131,716
Net loss	—	—	—	—	—	(17,675)	—	62	(17,613)
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	671,969	6	10,092	—	—	—	10,098
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(11,171)	—	—	—	(11,171)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,105)	(83)	(3,188)
Balance at June 28, 2024	—	$—	193,836,578	$1,938	$693,253	$445,337	$(31,946)	$1,260	$1,109,842

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Equity
Balance at March 28, 2025	—	$—	184,286,567	$1,843	$1,012,055	$(53,591)	$(30,752)	$1,545	$931,100
Net loss	—	—	—	—	—	(13,227)	—	65	(13,162)
Dividends to non-controlling interest	—	—	—	—	—	—	—	(23)	(23)
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	655,422	6	10,728	—	—	—	10,734
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(8,988)	—	—	—	(8,988)
Foreign currency translation adjustment	—	—	—	—	—	—	4,579	17	4,596
Balance at June 27, 2025	—	$—	184,941,989	$1,849	$1,013,795	$(66,818)	$(26,173)	$1,604	$924,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Cash flows from operating activities:
Net loss	$(13,162)	$(17,613)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,216	16,458
Amortization of deferred financing costs	933	781
Deferred income taxes	(5,061)	(4,999)
Stock-based compensation	10,762	10,118
Provisions for inventory and expected credit losses	3,450	2,377
Other non-cash reconciling items	(58)	14
Changes in operating assets and liabilities:
Trade accounts receivable	(5,332)	55,134
Inventories	7,233	(15,986)
Prepaid expenses and other assets	35,965	(1,715)
Trade accounts payable	6,281	200
Due to and from related parties	(3,633)	3,437
Accrued expenses and other current and long-term liabilities	8,024	(14,010)
Net cash provided by operating activities	61,618	34,196
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,600)	(10,977)
Net cash used in investing activities	(10,600)	(10,977)
Cash flow from financing activities:
Repayment of term loan	(35,000)	(50,000)
Finance lease payments	(202)	(145)
Receipts on related party notes receivable	—	938
Payments for taxes related to net share settlement of equity awards	(8,988)	(11,171)
Net cash used in financing activities	(44,190)	(60,378)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,444	(825)
Net increase (decrease) in cash and cash equivalents and restricted cash	8,272	(37,984)
Cash and cash equivalents and restricted cash at beginning of period	131,107	222,161
Cash and cash equivalents and restricted cash at end of period:	$139,379	$184,177

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. These unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 28, 2025. The March 28, 2025 condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements. In the opinion of the Company’s management, the financial statements for the interim periods presented reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Financial Periods

The Company’s first quarter three-month period is a 13-week period. The Company’s first quarter of fiscal year 2026 ended June 27, 2025, and the Company’s first quarter of fiscal year 2025 ended June 28, 2024.

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

Concentrations of Credit Risk

As of both June 27, 2025 and March 28, 2025, no distributor or customer accounted for 10% or more of the Company’s outstanding trade accounts receivable, net.

For the three-month periods ended June 27, 2025 and June 28, 2024, no distributor or customer accounted for 10% or more of total net sales.

Segment Information

The Company operates as one reportable segment, which involves the design, development, production and distribution of various integrated circuits in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, measures financial performance as a single enterprise and not on a legal entity or end market basis. The CODM uses consolidated net income or loss, as reported in the Consolidated Statement of Operations, as the profitability measure in making decisions. The measure of segment assets is reported on the balance sheet as total assets. Throughout the year, the CODM allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to a legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be applied prospectively with the option for retrospective application. The FASB subsequently issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to clarify that all public business entities are required to adopt the guidance as stipulated in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

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

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by market, by product and by geography for the three-month periods ended June 27, 2025 and June 28, 2024. The categorization of net sales by market is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by market:

In the fourth quarter of fiscal year 2025 during the preparation of the consolidated financial statements, the Company identified an immaterial misclassification of net sales by market, whereby customer returns and sales allowances were incorrectly classified by market between Automotive and Industrial and Other in prior periods. There was no impact to previously reported total net sales or net loss in any of the periods.

The Company assessed the materiality of the revision qualitatively and quantitatively and determined the revisions to be immaterial to the prior period interim fiscal year 2025 condensed consolidated financial statements. All prior period amounts have been revised in the tables below.

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Automotive	$144,264	$127,394
Industrial and other	59,141	39,525
Total net sales	$203,405	$166,919

	Three-Month Period Ended
	September 27, 2024	December 27, 2024	March 28, 2025
Automotive	$139,680	$128,637	$139,494
Industrial and other	47,711	49,235	53,330
Total net sales	$187,391	$177,872	$192,824

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Net sales by product:

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Magnetic sensors	$129,166	$115,109
Power integrated circuits	74,239	51,810
Total net sales	$203,405	$166,919

Net sales by geography:

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Americas:
United States	$23,774	$22,267
Other Americas	8,848	5,224
EMEA:
Europe	30,473	26,906
Asia:
Greater China	57,569	31,860
Japan	33,653	40,643
South Korea	19,603	21,773
Other Asia	29,485	18,246
Total net sales	$203,405	$166,919

The Company recognizes sales net of returns and sales allowances, which comprises credits issued, price protection adjustments and stock rotation rights. At June 27, 2025 and March 28, 2025, the liabilities associated with returns and sales allowances were $33,467 and $33,855, respectively, and were netted against trade accounts receivable in the condensed consolidated balance sheets.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of June 27, 2025 and
March 28, 2025, measured at fair value on a recurring basis:

	Fair Value Measurement at June 27, 2025:
	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$31,146	$—	$31,146
Time deposits	—	3,065	3,065
Restricted cash:
Money market fund deposits	10,273	—	10,273
Total assets	$41,419	$3,065	$44,484

	Fair Value Measurement at March 28, 2025:
	Level 1	Level 2	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$30,814	$—	$30,814
Restricted cash:
Money market fund deposits	9,773	—	9,773
Total assets	$40,587	$—	$40,587

Assets and liabilities measured at fair value on a recurring basis also consist of government securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans” within the Company’s Annual Report on Form 10-K for the year ended March 28, 2025. The changes in the Company’s defined benefit plan assets were not material for the three-month period ended June 27, 2025.

During the three-month periods ended June 27, 2025 and June 28, 2024, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.

The fair value of the Company’s debt was $310,388 and $343,275 as of June 27, 2025 and March 28, 2025, respectively. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period and has been classified as Level 2 within the fair value hierarchy.

5. Trade Accounts Receivable, net

Trade accounts receivable, net, consisted of the following:

	June 27, 2025	March 28, 2025
Trade accounts receivable	$124,038	$119,071
Less:
Provision for expected credit losses	(1,192)	(618)
Returns and sales allowances	(33,467)	(33,855)
Total	$89,379	$84,598

The changes in the provision for expected credit losses were not material for any of the periods presented.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

6. Inventories

Inventories include materials, labor and overhead and consisted of the following:

	June 27, 2025	March 28, 2025
Raw materials and supplies	$7,306	$7,354
Work in process	131,972	127,651
Finished goods	34,518	48,909
Total	$173,796	$183,914

The Company recorded inventory provisions totaling $2,886 and $2,377 for the three-month periods ended June 27, 2025 and June 28, 2024, respectively.

7. Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost and consisted of the following:

	June 27, 2025	March 28, 2025
Land	$25,405	$25,175
Buildings, building improvements and leasehold improvements	67,157	66,258
Machinery and equipment	689,815	670,902
Office equipment	6,768	6,677
Right-of-use asset	8,826	8,182
Construction in progress	43,860	51,580
Total	841,831	828,774
Less accumulated depreciation	(536,636)	(525,855)
Total	$305,195	$302,919

Total depreciation expense amounted to $9,175 and $9,797 for the three-month periods ended June 27, 2025 and June 28, 2024, respectively. Total amortization expense for the right-of-use asset amounted to $343 and $349 for the three-month periods ended June 27, 2025 and June 28, 2024, respectively.

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

The Company classified various units of machinery and equipment as held for sale, as management approved a plan in the fourth quarter of fiscal year 2025 to market these assets to third-party buyers. The planned disposal of these assets does not constitute a strategic shift in the Company’s operations and therefore does not meet the discontinued operations criteria. These assets are intended to be sold within one year of their designation as held for sale. Assets held for sale are measured at the lower of carrying value or the fair value less cost to sell. As of both June 27, 2025 and March 28, 2025, the value of these assets was measured at $16,508.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

8. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 28, 2025	$202,475
Foreign currency translation	853
Balance at June 27, 2025	$203,328

Intangible assets, net, were as follows:

	June 27, 2025
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$50,375	$(26,436)	$23,939
Customer relationships	15,197	(4,535)	10,662
Completed technologies	255,618	(36,077)	219,541
Indefinite-lived process technology and trademarks	2,272	—	2,272
Trademarks and other	93	(93)	—
Total	$323,555	$(67,141)	$256,414

	March 28, 2025
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$49,749	$(25,710)	$24,039
Customer relationships	14,964	(4,102)	10,862
Completed technologies	255,588	(30,648)	224,940
Indefinite-lived process technology and trademarks	2,274	—	2,274
Trademarks and other	86	(86)	—
Total	$322,661	$(60,546)	$262,115

Intangible assets amortization expense was $6,698 and $6,312 for the three-month periods ended June 27, 2025 and June 28, 2024, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

9. Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	June 27, 2025	March 28, 2025
Term Loan Facility	$310,000	$345,000
Unamortized debt issuance costs	(5,211)	(6,071)
Total loans outstanding	304,789	338,929
Finance lease liabilities	7,536	7,197
Total debt	312,325	346,126
Current portion of long-term debt and finance lease liabilities	(1,535)	(1,423)
Total long-term debt and finance lease liabilities, less current portion	$310,790	$344,703

2025 Refinancing and Repricing of Term Loan Facility

On February 6, 2025, the Company entered into Amendment No. 3 (the “Third Amendment”) to the Credit Agreement dated as of June 21, 2023 (as previously amended by Amendment No. 1 and the Second Amendment (as defined below), and as further amended, restated, supplemented or otherwise modified, refinanced or replaced from time to time, the “2023 Revolving Credit Agreement”) by and among the Company, Allegro MicroSystems, LLC (“AML”), lending institutions from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as the administrative agent and the collateral agent.

The Third Amendment provided for a new $375,000 tranche of term loans maturing in 2030 (the “2025 Refinanced Loans”), the proceeds of which were used, in relevant part, to (i) refinance all outstanding borrowing under the Refinanced 2023 Term Loan Facility (as defined below), (ii) pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The 2025 Refinanced Loans amortize at a rate of 0.00% per annum. The 2025 Refinanced Loans bear interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the Credit Agreement) in effect from time to time plus 2.00% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.00%. The 2025 Refinanced Loans will mature on October 31, 2030. The Company incurred costs of $1,090 in connection with the Third Amendment.

Payments of $25,000 and $10,000 were applied to the outstanding balance of the 2025 Refinanced Loans on April 30, 2025 and May 30, 2025, respectively. An additional payment of $25,000 was applied to the outstanding balance of the 2025 Refinanced Loans on July 31, 2025.

The Company was in compliance with its debt covenants as of June 27, 2025.

2023 Revolving Credit Facility

On June 21, 2023, the Company entered into the 2023 Revolving Credit Agreement that provided for a $224,000 revolving credit facility, which included a $20,000 letter of credit subfacility. On August 6, 2024, upon entry into Amendment No. 2 (the “Second Amendment”) to the 2023 Revolving Credit Agreement, the total capacity of the revolving credit facility was increased to $256,000, and the Second Amendment also provided for a new $400,000 tranche of term loans maturing in 2030 (the “Refinanced 2023 Term Loan Facility”). The revolving credit facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate, or (z) the one-month Term SOFR plus 1.00% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. Issuance costs related to the revolving credit facility were not significant. As of June 27, 2025, there were no outstanding borrowings under the revolving credit facility.

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

The Company was in compliance with the revolving credit facility covenants as of June 27, 2025.

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

11. Net Loss per Share

The following table sets forth the basic and diluted net loss attributable to Allegro MicroSystems, Inc. per share:

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Net loss attributable to Allegro MicroSystems, Inc.	$(13,227)	$(17,675)

Basic weighted average common shares	184,587,027	193,465,708
Dilutive effect of common stock equivalents	—	—
Diluted weighted average common shares	184,587,027	193,465,708

Basic net loss per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.07)	$(0.09)
Diluted net loss per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.07)	$(0.09)

The computed net loss per share for the three-month periods ended June 27, 2025 and June 28, 2024 does not assume conversion of securities that would have an antidilutive effect on net loss per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net loss per share, as such securities would have an antidilutive effect on net loss per share if the Company had reported net income for those periods:

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
RSUs	1,709,351	754,975
PSUs	260,179	214,527

There were no issued and issuable weighted average dilutive shares underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan for the three-month periods ended June 27, 2025 and June 28, 2024.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

12. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three-month period ended June 27, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 28, 2025	2,330,344	$28.88
Granted	1,786,046	26.91
Issued	(802,676)	29.54
Forfeited	(33,577)	28.48
Outstanding at June 27, 2025	3,280,137	$27.65

As of June 27, 2025, total unrecognized compensation expense for awards issued was $80,557, which is expected to be recognized over a weighted-average period of 1.19 years. The total grant date fair value of RSUs vested was $23,708 for the three-month period ended June 27, 2025.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the three-month period ended June 27, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 28, 2025	2,145,781	$24.86
Granted	538,098	28.89
Cancelled	(52,435)	28.63
Issued	(178,585)	29.34
Forfeited	(70,439)	26.40
Outstanding at June 27, 2025	2,382,420	$25.30

PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at
June 27, 2025 was $20,498, which is expected to be recognized over a weighted average period of 1.25 years. The total grant date fair value of PSUs vested was $5,240 for the three-month period ended June 27, 2025.

The Company recorded pre-tax stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Cost of goods sold	$888	$561
Research and development	2,911	3,735
Selling, general and administrative	6,963	5,822
Total pre-tax stock-based compensation expense	$10,762	$10,118

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13. Income Taxes

The Company recorded the following income tax provision in its condensed consolidated statements of operations:

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
Income tax provision	$3,169	$1,040
Effective tax rate	(31.7)%	(6.3)%

The Company’s income tax provision is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

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

The decrease in the effective tax rate for the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024 results mainly from a decrease in GAAP loss before taxes and increased non-deductible share-based compensation, offset by increased foreign-derived intangible income tax benefits and the quarterly impact of discrete transaction benefits.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law including changes that will be applicable to the Company beginning in fiscal year 2026. As the legislation was signed into law after the close of the Company’s first quarter, the impacts are not included in the Company’s operating results for the three-month period ended June 27, 2025. In general, the OBBB extended (and modified) the 2017 Tax Cuts and Jobs Act provisions. The Company is evaluating the future impact of these tax law changes on the Company’s financial statements.

14. Restructuring

In January 2025, management committed to a plan that included rebalancing its workforce and consolidation of leased facilities in an effort to optimize its cost structure (the “January 2025 Restructuring”). The Company incurred $600 of severance and other related restructuring costs, net of non-cash adjustments, associated with the January 2025 Restructuring during the three-month period ended June 27, 2025, bringing cumulative costs to $6,360. The Company made immaterial cash payments in the three-month period ended June 27, 2025. The Company’s accrual for severance and other employee-related benefits amount to $500 at June 27, 2025 and is reported in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The January 2025 restructuring is materially complete, and the Company does not expect to incur additional material charges.

15. Related Party Transactions

Share repurchase transactions with Sanken Electric Co., LTD. (“Sanken”)

On July 23, 2024, the Company entered into a share repurchase agreement with Sanken (the “Share Repurchase Agreement”) pursuant to which the Company agreed to repurchase 38,767,315 shares of the Company’s common stock from Sanken in a privately negotiated transaction at a price per share equal to the price per share at which the underwriters in a public underwritten equity offering of shares of our common stock would purchase the shares (the “Equity Offering”). The repurchase of shares of common stock occurred in two separate closings, with the first closing taking place after the closing of the Equity Offering (the “First Closing”) and the second closing occurring after the receipt of the proceeds from borrowings under the Refinanced 2023 Term Loan Facility (the “Second Closing”). The First Closing of the share repurchase was conditioned upon the closing of the Equity Offering and certain other conditions, and the Second Closing of the share repurchase was conditioned upon the receipt of net proceeds of no less than $300,000 from the Refinanced 2023 Term Loan Facility. Pursuant to the terms of the Share Repurchase Agreement, Sanken reimbursed the Company for the expenses incurred by the Company in connection with the transactions contemplated by the Share Repurchase Agreement, and paid a facilitation fee of $35,000, which was recorded within additional paid-in-capital with the consolidated statements of changes in equity.

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

On August 7, 2024, the Company completed the Second Closing under the Share Repurchase Agreement, repurchasing 10,017,315 shares of the Company’s common stock for aggregate cash consideration of $225,549, which was the Equity Offering price, less underwriting discounts and reimbursable transaction expenses. As described above, the Company used a portion of the proceeds from the Refinanced 2023 Term Loan Facility and existing cash on hand to complete the Second Closing. The shares repurchased in the Second Closing were also retired.

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

Other transactions involving Sanken

Although certain costs were shared or allocated, cost of goods sold and gross margins attributable to related party sales were consistent with those of third-party customers. There were no trade accounts receivables, net, from Sanken as of June 27, 2025 or March 28, 2025. There were no other accounts receivable from Sanken as of June 27, 2025 and March 28, 2025, respectively.

As of June 27, 2025, Sanken held approximately 32.3% of the Company’s outstanding common stock.

Sanken Distribution Agreement

On March 30, 2023, the Company entered into a termination of the distribution agreement with Sanken (the “Termination Agreement”). The Termination Agreement formally terminated the distribution agreement dated as of July 5, 2007, by and between the Company and Sanken (the “Distribution Agreement”), effective March 31, 2023. In connection with the termination of the Distribution Agreement, and, as provided for in the Termination Agreement, the Company made a one-time payment of $5,000 to Sanken in exchange for the cancellation of Sanken’s exclusive distribution rights in Japan. Concurrent with the Termination Agreement, AML and Sanken also entered into a short-term, non-exclusive distribution agreement (as amended, the “Short-Term Distribution Agreement”) and a consulting agreement (the “Consulting Agreement”), each of which was effective April 1, 2023. In addition, the Company allowed a one-time sales return from Sanken of resalable inventory of $4,200. The Short-Term Distribution Agreement provided for the management and sale of Company product inventory for a period of 24 months from April 1, 2023. Under the terms of the Consulting Agreement, Sanken agreed to continue to provide transition services for a period of six months from
April 1, 2023 to a strategic customer as orders for the customer were transitioned from Sanken to the Company, and the Company agreed to pay Sanken for providing these transition services.

On March 31, 2025, the Company and Sanken entered into an amendment to the Short-Term Distribution Agreement to extend the term by 12 months. No payments were made by the Company to Sanken under the Short-Term Distribution Agreement or the Consulting Agreement in the three-month period ended June 27, 2025.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Transactions involving Polar Semiconductor, LLC (“PSL”)

On April 25, 2024, the Company, Sanken, PSL and PS Investment Aggregator, L.P. (“Subscriber”) entered into a Sale and Subscription Agreement (the “PSL Agreement”), pursuant to which Subscriber and certain of its affiliates agreed to make capital contributions to PSL of $175,000 in exchange for an equity interest in PSL, which closed on September 20, 2024 (the “PSL Closing”). As contemplated by the PSL Agreement, the Company agreed to discharge all outstanding promissory notes from PSL held by the Company for a value of $10,350 in exchange for PSL equity interests. Following the PSL Closing, the Company owned approximately 10.2% of PSL.

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

Other transactions involving PSL

The Company purchases in-process products from PSL. Purchases of various products from PSL totaled $8,270 and $14,956 for the three-month periods ended June 27, 2025 and June 28, 2024, respectively. Accounts payable to PSL included in amounts due to related party totaled $2,902 and $6,535 as of June 27, 2025 and March 28, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the year ended March 28, 2025, filed with the SEC on May 22, 2025 (the “2025 Annual Report”).

In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report, and Part II, Item 1A. “Risk Factors” of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three-month periods ended June 27, 2025 and June 28, 2024 relate to the 13-week periods ended June 27, 2025 and June 28, 2024, respectively. All references to “2026,” “fiscal year 2026” or similar references relate to the 52-week period ending March 27, 2026. All references to “2025,” “fiscal year 2025” or similar references relate to the 52-week period ended March 28, 2025.

Overview

We are a leading global designer, developer, fabless manufacturer and marketer of sensor integrated circuits (“ICs”) and application-specific power ICs enabling the most important emerging technologies in the automotive and industrial markets. With the broadest portfolio of magnetic sensor IC solutions available, underpinned by our strong position in the automotive market, we are the leading magnetic sensor supplier worldwide based on market share. Our products are foundational to automotive and industrial electronic systems. Our sensor ICs enable our customers to precisely measure motion, speed, position and current, while our power ICs include high-temperature and high-voltage capable motor drivers, power management ICs, light emitting diode driver ICs and isolated gate drivers. We believe that our technology expertise, combined with our deep applications knowledge and strong customer relationships, enable us to develop solutions that provide more value to customers than typical ICs. Compared to a typical IC, our solutions are more integrated, intelligent and sophisticated for complex applications and easier for customers to use.

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio includes more than 1,500 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During the three-month periods ended June 27, 2025 and June 28, 2024, we generated $203.4 million and $166.9 million in total net sales, respectively, with $13.2 million and $17.6 million in net loss, respectively.

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

Design Wins with New and Existing Customers

Our end customers continually develop new products in existing and new application areas, and we work closely with our significant original equipment manufacturer customers in most of our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate sales can be lengthy, typically between two and four years. As a result, our future sales are highly dependent on our continued success at winning design mandates from our customers. Further, because we expect the average sales prices (“ASPs”) of our products to decline over time, we consider design wins to be critical to our future success as they help mitigate declines in ASPs. We anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win, with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of a customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.

Customer Demand, Orders and Forecasts

Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality, tariffs and other pricing increases and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. We are currently operating in an inflationary environment for our products as a result of global tariff policies, which also have the potential to reduce end market demand in certain markets. Over the past several quarters, we and other semiconductor companies have experienced a downturn in market demand, primarily driven by softening demand from customers across various markets and digestion of excess accumulated inventory. In addition, factors that cause a reduction in demand from the end users of our OEMs’ or other customers’ products, including as a result of increased prices resulting from global trade policies, tariffs or a recessionary environment in the markets in which we operate, may in the future continue to cause our direct customers to significantly reduce the number of products ordered from us.

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

Results of Operations

Three-Month Period Ended June 27, 2025 Compared to Three-Month Period Ended June 28, 2024

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended June 27, 2025 and June 28, 2024.

	Three-Month Period Ended		Three-Month Period Ended		Change
	June 27, 2025	As a % of Net Sales	June 28, 2024	As a % of Net Sales	$	%
		(Dollars in thousands)
Total net sales	$203,405	100.0%	$166,919	100.0%	$36,486	21.9%
Cost of goods sold	112,103	55.1%	92,148	55.2%	19,955	21.7%
Gross profit	91,302	44.9%	74,771	44.8%	16,531	22.1%
Operating expenses:
Research and development	46,500	22.9%	45,204	27.1%	1,296	2.9%
Selling, general and administrative	47,542	23.4%	40,197	24.1%	7,345	18.3%
Total operating expenses	94,042	46.2%	85,401	51.2%	8,641	10.1%
Operating loss	(2,740)	(1.3)%	(10,630)	(6.4)%	7,890	(74.2)%
Other (expense) income:
Interest expense	(6,359)	(3.1)%	(5,377)	(3.2)%	(982)	18.3%
Interest income	234	0.1%	494	0.3%	(260)	(52.6)%
Other expense, net	(1,128)	(0.6)%	(1,060)	(0.6)%	(68)	6.4%
Loss before income taxes	(9,993)	(4.9)%	(16,573)	(9.9)%	6,580	(39.7)%
Income tax provision	3,169	1.6%	1,040	0.6%	2,129	204.7%
Net loss	(13,162)	(6.5)%	(17,613)	(10.6)%	4,451	(25.3)%
Net income attributable to non-controlling interests	65	0.0%	62	0.0%	3	4.8%
Net loss attributable to Allegro MicroSystems, Inc.	$(13,227)	(6.5)%	$(17,675)	(10.6)%	$4,448	(25.2)%

Total net sales

Total net sales increased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024. The increase was primarily driven by data center applications, industrial automation and robotics, medical and other broad-based industrial applications, and e-Mobility products, which includes our advanced driver assistance systems (“ADAS”) and components for electrified vehicles (“EV”).

Sales Trends by Market

In the fourth quarter of fiscal year 2025 during the preparation of the consolidated financial statements, the Company identified an immaterial misclassification of net sales by market, whereby customer returns and sales allowances were incorrectly classified by market between Automotive and Industrial and Other in prior periods. There was no impact to previously reported total net sales or net loss in any of the periods.

The Company assessed the materiality of the revision qualitatively and quantitatively and determined the revisions to be immaterial to the prior period interim fiscal year 2025 condensed consolidated financial statements. All prior period amounts have been revised in the table below.

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	June 27, 2025	June 28, 2024	Amount	%
	(Dollars in thousands)
Automotive	$144,264	$127,394	$16,870	13.2%
Industrial and other	59,141	39,525	19,616	49.6%
Total net sales	$203,405	$166,919	$36,486	21.9%

Automotive net sales increased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily due to an increase in e-Mobility products, which includes ADAS and EV.

Industrial and other net sales increased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily due to an increase in demand for data center applications, industrial automation and robotics, medical and other broad-based industrial applications.

Sales Trends by Product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	June 27, 2025	June 28, 2024	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”)	$129,166	$115,109	$14,057	12.2%
Power integrated circuits (“PIC”)	74,239	51,810	22,429	43.3%
Total net sales	$203,405	$166,919	$36,486	21.9%

The increase in MS sales was primarily due to an increase in demand for our magnetic speed, tunneling magnetoresistance (“TMR”) sensor solutions and our current and isolator products. The increase in PIC sales was primarily driven by an increase in demand for our motor products and high performance power products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	June 27, 2025	June 28, 2024	Amount	%
	(Dollars in thousands)
Americas:
United States	$23,774	$22,267	$1,507	6.8%
Other Americas	8,848	5,224	3,624	69.4%
EMEA:
Europe	30,473	26,906	3,567	13.3%
Asia:
Greater China	57,569	31,860	25,709	80.7%
Japan	33,653	40,643	(6,990)	(17.2)%
South Korea	19,603	21,773	(2,170)	(10.0)%
Other Asia	29,485	18,246	11,239	61.6%
Total net sales	$203,405	$166,919	$36,486	21.9%

Greater China net sales increased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily driven by an increase in net sales of ADAS and EV and distributors currently managing inventory levels. Other Asia net sales increased in both automotive and industrial and other, primarily in internal combustion engine and data center applications. Americas net sales increased in both automotive and industrial and other applications. Europe net sales increased primarily in automotive markets. Japan net sales declined in automotive, primarily in safety, comfort and convenience applications. South Korea net sales declined in automotive primarily in ADAS and EV.

Cost of goods sold

Cost of goods sold increased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily due to higher production volume in support of higher product sales and foreign currency impact.

Cost of goods sold as a percentage of our total net sales was 55.1% and 55.2% for the three-month periods ended June 27, 2025 and June 28, 2024, respectively. The decrease was primarily due to the increase in production volume.

Gross profit and gross margin

Gross profit increased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily due to the increase in net sales and a change in product mix.

Gross margin was 44.9% and 44.8% for the three-month periods ended June 27, 2025 and June 28, 2024, respectively. The increase was primarily due to the increase in net sales and a change in product mix.

Research and development expenses

Research and development (“R&D”) expenses increased in the three-month period ended June 27, 2025 compared to the comparable period in fiscal year 2025, primarily due to the increase of R&D personnel costs.

R&D expenses as a percentage of our total net sales was 22.9% and 27.1% for the three-month periods ended June 27, 2025 and June 28, 2024, respectively. The decrease was primarily due to the increase in net sales.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily due to an increase in outside service and personnel costs.

SG&A expenses as a percentage of our total net sales was 23.4% and 24.1% in the three-month periods ended June 27, 2025 and June 28, 2024, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by an increase in outside service, personnel costs and the funding of the annual incentive program.

Interest expense

Interest expense increased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, due to higher interest payments on the Refinanced 2023 Term Loan Facility (as defined in Note 9, “Debt and Other Borrowings” to the unaudited condensed consolidated financial statements included in this Quarterly Report), which increased our total outstanding debt balance.

Interest income

Interest income decreased in the three-month period ended June 27, 2025 compared to the three-month period ended June 28, 2024, primarily due to lower cash and cash equivalent balances.

Other expense, net

The foreign currency loss recorded in the three-month period ended June 27, 2025 was primarily due to U.S. Dollar weakening against the Euro. The foreign currency loss recorded in the three-month period ended June 28, 2024 was primarily due to realized and unrealized losses from our Philippine location.

We recorded a gain of $0.8 million related to our investment in marketable securities and earnings in our money market fund deposits in the three-month period ended June 27, 2025, compared to investment income of $0.5 million related to our money market fund deposits in the three-month period ended June 28, 2024.

Income tax provision

Income tax provision and the effective income tax rate were approximately $3.2 million and (31.7)%, respectively, in the three-month period ended June 27, 2025, compared to income tax provision and effective income tax rate of approximately $1.0 million and (6.3)%, respectively, in the three-month period ended June 28, 2024. The change in the effective tax rate for the three-month period ended June 27, 2025, compared to the three-month period ended June 28, 2024 results mainly from a decrease in GAAP loss before taxes and increased non-deductible share-based compensation, offset by increased foreign-derived intangible income tax benefit and the quarterly impact of discrete transaction benefits.

Liquidity and Capital Resources

As of June 27, 2025, we had $129.1 million of cash and cash equivalents and $326.4 million of working capital, compared to $121.3 million of cash and cash equivalents and $370.8 million of working capital as of March 28, 2025. Working capital is impacted by the timing and extent of our business needs. A payment of $25.0 million was applied to the outstanding balance of the 2025 Refinanced Loans (as defined in Note 9, “Debt and Other Borrowings” to the unaudited condensed consolidated financial statements included in this Quarterly Report) on July 31, 2025.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2026 is to utilize cash on hand and capacity under our revolving credit facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of June 27, 2025, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 15, “Retirement Plans,” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements in the Company’s 2025 Annual Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the three-month periods ended June 27, 2025 and June 28, 2024:

	Three-Month Period Ended
	June 27, 2025	June 28, 2024
	(dollars in thousands)
Net cash provided by operating activities	$61,618	$34,196
Net cash used in investing activities	(10,600)	(10,977)
Net cash used in financing activities	(44,190)	(60,378)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,444	(825)
Net increase (decrease) in cash and cash equivalents and restricted cash	$8,272	$(37,984)

Operating Activities

Net cash provided by operating activities was $61.6 million in the three-month period ended June 27, 2025, resulting primarily from a net loss of $13.2 million and noncash charges of $26.2 million, further adjusted by a net increase in cash from a decrease in net operating assets and liabilities of $48.5 million. Noncash charges primarily included increases of $16.2 million for depreciation and amortization, $10.8 million of stock-based compensation, and $3.5 million for provisions for inventory and expected credit losses, partially offset by $5.1 million of deferred income taxes. The net decrease in operating assets and liabilities consisted of a $36.0 million decrease in prepaid expenses and other assets, a $7.2 million decrease in inventories, an $8.0 million increase in accrued expenses and other current and long-term liabilities, and a $6.3 million increase in trade accounts payable, partially offset by a $5.3 million increase in trade accounts receivable, net and a $3.6 million decrease in net amounts due to related party. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $2.8 million. The decrease in prepaid expenses and other assets was mostly due to the timing of tax payments. The decrease in inventories was primarily the result of the increase in net sales. The decrease in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in accrued expenses and other current and long-term liabilities was primarily the result of higher accrued income taxes and accrued personnel costs.

Net cash provided by operating activities was $34.2 million in the three-month period ended June 28, 2024, resulting primarily from net loss of $17.6 million and noncash charges of $24.7 million, partially offset by a net increase in cash from a decrease in net operating assets and liabilities of $27.1 million. The net decrease in operating assets and liabilities consisted of a $55.1 million decrease in trade accounts receivable, net, a $16.0 million increase in inventories, a $14.0 million decrease in accrued expenses and other current and long-term liabilities, and a $1.7 million increase in prepaid expenses and other assets, partially offset by a $3.4 million increase in net amounts due to related party and a $0.2 million increase in trade accounts payable. The increase in inventories was primarily the result of inventory builds to support anticipated sales growth for the remainder of fiscal year 2025. The decrease in accrued expenses and other current and long-term liabilities was primarily the result of a reduction in accrued personnel costs due to the timing of payments pursuant to our annual incentive compensation plan. The increase in prepaid expenses and other assets was mostly due to higher long-term deposits and the timing of tax payments. The decrease in trade accounts receivable, net, was primarily a result of decreased sales year-over-year. Trade accounts payable decreased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $5.5 million. The increase in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business.

Investing Activities

Net cash used in investing activities was $10.6 million in the three-month period ended June 27, 2025, consisting of purchases of property, plant and equipment.

Net cash used in investing activities was $11.0 million in the three-month period ended June 28, 2024, consisting of purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $44.2 million in the three-month period ended June 27, 2025, primarily consisting of $35.0 million of payments on our 2025 Refinanced Loans and $9.0 million of taxes related to the net settlement of equity awards.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2025 Annual Report. There have been no material changes in our critical accounting policies and estimates since March 28, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our exposures to market risk since March 28, 2025. For details on the Company’s interest rate, foreign currency exchange rate, and inflation risks, see Part I, Item 7A. “Quantitative and Qualitative Information About Market Risks” in our 2025 Annual Report.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2025. Based on the evaluation of our disclosure controls and procedures as of June 27, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Various risk factors associated with our business are included in our 2025 Annual Report, as filed with the SEC on May 22, 2025. There have been no material changes to those risk factors previously disclosed in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

During the three-month period ended June 27, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulations S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit

10.1

Amendment, dated March 31, 2025, to the Distribution Agreement dated April 1, 2023 by and between Allegro MicroSystems, LLC and Sanken Electric Co., Ltd (incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed on May 22, 2025)†

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

* Filed herewith.

** Furnished herewith.

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

ALLEGRO MICROSYSTEMS, INC.

Date: August 1, 2025	By:	/s/ Michael C. Doogue
Michael C. Doogue
President and Chief Executive Officer (principal executive officer)

Date: August 1, 2025	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)