Form 10-Q
period 2025-09-26
ALLEGRO MICROSYSTEMS, INC.
filed 2025-10-31
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2025

or

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

As of October 27, 2025, the registrant had 185,119,045 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

		Page

	Forward-Looking Statements	2
PART I.	Financial Information	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 26, 2025 and March 28, 2025 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three- and six-month periods ended September 26, 2025 and September 27, 2024 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended September 26, 2025 and September 27, 2024 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Equity for the three- and six-month periods ended September 26, 2025 and September 27, 2024 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 26, 2025 and September 27, 2024 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
PART II.	Other Information	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	Signatures	34

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	September 26, 2025	March 28, 2025
Assets
Current assets:
Cash and cash equivalents	$117,492	$121,334
Restricted cash	9,322	9,773
Trade accounts receivable, net	105,770	84,598
Inventories	170,681	183,914
Prepaid income taxes	9,363	36,662
Prepaid expenses and other current assets	40,324	30,247
Assets held for sale	16,508	16,508
Total current assets	469,460	483,036
Property, plant and equipment, net	300,438	302,919
Operating lease right-of-use assets, net	18,035	20,849
Deferred income tax assets	72,955	68,528
Goodwill	203,467	202,475
Intangible assets, net	250,929	262,115
Equity investment in related party	28,542	31,695
Other assets	40,502	49,344
Total assets	$1,384,328	$1,420,961
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$41,761	$38,733
Amounts due to related party	3,263	6,535
Accrued expenses and other current liabilities	68,305	60,083
Current portion of operating lease liabilities	5,777	5,487
Current portion of long-term debt	1,553	1,423
Total current liabilities	120,659	112,261
Long-term debt	286,135	344,703
Operating lease liabilities, less current portion	15,233	16,878
Other long-term liabilities	16,472	16,019
Total liabilities	438,499	489,861
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 185,111,604 shares issued and outstanding at September 26, 2025; 1,000,000,000 shares authorized, 184,286,567 issued and outstanding at March 28, 2025	1,851	1,843
Additional paid-in capital	1,029,002	1,012,055
Accumulated deficit	(60,299)	(53,591)
Accumulated other comprehensive loss	(26,379)	(30,752)
Equity attributable to Allegro MicroSystems, Inc.	944,175	929,555
Non-controlling interest	1,654	1,545
Total stockholders’ equity	945,829	931,100
Total liabilities, non-controlling interest and stockholders’ equity	$1,384,328	$1,420,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net sales	$214,294	$187,391	$417,699	$354,310
Cost of goods sold	115,002	101,729	227,105	193,877
Gross profit	99,292	85,662	190,594	160,433
Operating expenses:
Research and development	50,891	43,510	97,391	88,714
Selling, general and administrative	42,158	38,085	89,700	78,282
Total operating expenses	93,049	81,595	187,091	166,996
Operating income (loss)	6,243	4,067	3,503	(6,563)
Other (expense) income:
Interest expense	(5,730)	(10,353)	(12,089)	(15,730)
Interest income	159	420	393	914
Loss on change in fair value of forward repurchase contract	—	(34,752)	—	(34,752)
Other expense, net	(3,387)	(2,465)	(4,515)	(3,525)
Loss before income taxes	(2,715)	(43,083)	(12,708)	(59,656)
Income tax benefit	(9,298)	(9,470)	(6,129)	(8,430)
Net income (loss)	6,583	(33,613)	(6,579)	(51,226)
Net income attributable to non-controlling interests	64	62	129	124
Net income (loss) attributable to Allegro MicroSystems, Inc.	$6,519	$(33,675)	$(6,708)	$(51,350)
Net income (loss) per common share attributable to Allegro MicroSystems, Inc.:
Basic	$0.04	$(0.18)	$(0.04)	$(0.27)
Diluted	$0.03	$(0.18)	$(0.04)	$(0.27)
Weighted average shares outstanding:
Basic	185,074,119	189,182,850	184,830,588	191,324,281
Diluted	186,305,785	189,182,850	184,830,588	191,324,281

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net income (loss)	$6,583	$(33,613)	$(6,579)	$(51,226)
Net income attributable to non-controlling interests	64	62	129	124
Net income (loss) attributable to Allegro MicroSystems, Inc.	6,519	(33,675)	(6,708)	(51,350)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(220)	5,435	4,376	2,247
Comprehensive income (loss)	6,299	(28,240)	(2,332)	(49,103)
Other comprehensive gain (loss) attributable to non-controlling interests	14	(72)	(3)	11
Comprehensive income (loss) attributable to Allegro MicroSystems, Inc.	$6,313	$(28,312)	$(2,335)	$(49,092)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Comprehensive Loss	Interests	Equity
Balance at June 28, 2024	—	$—	193,836,578	$1,938	$693,253	$445,337	$(31,946)	$1,260	$1,109,842
Net loss	—	—	—	—	—	(33,675)	—	62	(33,613)
Employee stock purchase plan issuances	—	—	82,774	1	1,986	—	—	—	1,987
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	81,203	1	11,531	—	—	—	11,532
Issuance of common stock, net of underwriting discounts	—	—	28,750,000	288	665,562	—	—	—	665,850
Repurchases of common stock	—	—	(38,767,315)	(388)	(377,218)	(443,593)	—	—	(821,199)
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(1,126)	—	—	—	(1,126)
Foreign currency translation adjustment	—	—	—	—	—	—	5,363	72	5,435
Balance at September 27, 2024	—	$—	183,983,240	$1,840	$993,988	$(31,931)	$(26,583)	$1,394	$938,708

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Comprehensive Loss	Interest	Equity
Balance at June 27, 2025	—	$—	184,941,989	$1,849	$1,013,795	$(66,818)	$(26,173)	$1,604	$924,257
Net income	—	—	—	—	—	6,519	—	64	6,583
Employee stock purchase plan issuances	—	—	98,500	1	1,909	—	—	—	1,910
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	71,115	1	13,659	—	—	—	13,660
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(361)	—	—	—	(361)
Foreign currency translation adjustment	—	—	—	—	—	—	(206)	(14)	(220)
Balance at September 26, 2025	—	$—	185,111,604	$1,851	$1,029,002	$(60,299)	$(26,379)	$1,654	$945,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - continued

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Comprehensive Loss	Interests	Equity
Balance at March 29, 2024	—	$—	193,164,609	$1,932	$694,332	$463,012	$(28,841)	$1,281	$1,131,716
Net loss	—	—	—	—	—	(51,350)	—	124	(51,226)
Employee stock purchase plan issuances	—	—	82,774	1	1,986	—	—	—	1,987
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	753,172	7	21,623	—	—	—	21,630
Issuance of common stock, net of underwriting discounts	—	—	28,750,000	288	665,562	—	—	—	665,850
Repurchases of common stock	—	—	(38,767,315)	(388)	(377,218)	(443,593)	—	—	(821,199)
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(12,297)	—	—	—	(12,297)
Foreign currency translation adjustment	—	—	—	—	—	—	2,258	(11)	2,247
Balance at September 27, 2024	—	$—	183,983,240	$1,840	$993,988	$(31,931)	$(26,583)	$1,394	$938,708

	Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Comprehensive Loss	Interest	Equity
Balance at March 28, 2025	—	$—	184,286,567	$1,843	$1,012,055	$(53,591)	$(30,752)	$1,545	$931,100
Net loss	—	—	—	—	—	(6,708)	—	129	(6,579)
Dividends to non-controlling interest	—	—	—	—	—	—	—	(23)	(23)
Employee stock purchase plan issuances	—	—	98,500	1	1,909	—	—	—	1,910
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	726,537	7	24,387	—	—	—	24,394
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(9,349)	—	—	—	(9,349)
Foreign currency translation adjustment	—	—	—	—	—	—	4,373	3	4,376
Balance at September 26, 2025	—	$—	185,111,604	$1,851	$1,029,002	$(60,299)	$(26,379)	$1,654	$945,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six-Month Period Ended
	September 26, 2025	September 27, 2024
Cash flows from operating activities:
Net loss	$(6,579)	$(51,226)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,827	32,455
Amortization of deferred financing costs	1,650	1,087
Deferred income taxes	(4,171)	(7,795)
Stock-based compensation	24,443	21,663
Loss on change in fair value of forward repurchase contract	—	34,752
Provisions for inventory and expected credit losses	4,543	4,488
Other non-cash reconciling items	159	6,577
Changes in operating assets and liabilities:
Trade accounts receivable	(21,723)	41,417
Inventories	9,253	(18,831)
Prepaid expenses and other assets	26,627	(15,808)
Trade accounts payable	4,181	13,670
Due to and from related parties	(3,272)	4,132
Other changes in operating assets and liabilities, net	14,042	(16,838)
Net cash provided by operating activities	81,980	49,743
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,044)	(20,949)
Net cash used in investing activities	(17,044)	(20,949)
Cash flow from financing activities:
Net proceeds from Refinanced 2023 Term Loan Facility	—	193,483
Repayment of term loan	(60,000)	(50,000)
Finance lease payments	(538)	(385)
Receipts on related party notes receivable	—	1,875
Payments for intangible assets	(1,000)	—
Payments for taxes related to net share settlement of equity awards	(9,349)	(12,297)
Proceeds from issuance of common stock under employee stock purchase plan	1,910	1,987
Repurchases of common stock	—	(853,805)
Net proceeds from issuance of common stock	—	665,850
Payments for taxes related to repurchase of common stock	(1,713)	—
Dividends paid to non-controlling interest	(23)	—
Net cash used in financing activities	(70,713)	(53,292)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,484	1,375
Net decrease in cash and cash equivalents and restricted cash	(4,293)	(23,123)
Cash and cash equivalents and restricted cash at beginning of period	131,107	222,161
Cash and cash equivalents and restricted cash at end of period	$126,814	$199,038

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. These unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report. The March 28, 2025 condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements. In the opinion of the Company’s management, the financial statements for the interim periods presented reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Financial Periods

The Company’s second quarter three-month period is a 13-week period. The Company’s second quarter of fiscal year 2026 ended September 26, 2025, and the Company’s second quarter of fiscal year 2025 ended September 27, 2024.

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

Concentrations of Credit Risk

As of September 26, 2025, one distributor customer accounted for 12.0% of the Company’s outstanding trade accounts receivable, net. As of March 28, 2025, no distributor or customer accounted for 10% or more of the Company’s outstanding trade accounts receivable, net.

For the three-month period ended September 26, 2025, one distributor accounted for 11.4% of total net sales. No distributor or customers accounted for 10% or more of total net sales for the three- or six-month periods ended September 27, 2024 or for the six-month period ended September 26, 2025.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. The update is effective for annual reporting periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be applied prospectively with the option for retrospective application. The FASB subsequently issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify that all public business entities are required to adopt the guidance as stipulated in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information of the Company’s tax rate reconciliation, as well as additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not anticipate this guidance will have an adverse impact on its results of operations, cash flows, or financial condition, but it will result in expanded disclosure within the financial statements.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by market, by product and by geography for the three- and six-month periods ended September 26, 2025 and September 27, 2024. The categorization of net sales by market is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by market:

In the fourth quarter of fiscal year 2025, during the preparation of the consolidated financial statements, the Company identified an immaterial misclassification of net sales by market, whereby customer returns and sales allowances were incorrectly classified by market between Automotive and Industrial and Other in prior periods. There was no impact to previously reported total net sales or net loss in any of the periods.

The Company assessed the materiality of the revision qualitatively and quantitatively and determined the revisions to be immaterial to the prior period interim fiscal year 2025 condensed consolidated financial statements. All prior period amounts have been revised in the tables below.

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Automotive	$155,845	$139,680	$300,109	$267,074
Industrial and Other	58,449	47,711	117,590	87,236
Total net sales	$214,294	$187,391	$417,699	$354,310

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Net sales by product:

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Magnetic sensors	$130,720	$128,700	$259,886	$243,809
Power integrated circuits	83,574	58,691	157,813	110,501
Total net sales	$214,294	$187,391	$417,699	$354,310

Net sales by geography:

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Americas:
United States	$23,920	$27,739	$47,694	$50,006
Other Americas	12,251	6,426	21,099	11,650
EMEA:
Europe	28,205	27,280	58,678	54,186
Asia:
Greater China	61,880	48,995	119,449	80,855
Japan	35,561	37,716	69,214	78,359
South Korea	18,420	18,171	38,023	39,944
Other Asia	34,057	21,064	63,542	39,310
Total net sales	$214,294	$187,391	$417,699	$354,310

The Company recognizes sales net of returns and sales allowances, which comprises credits issued, price protection adjustments and stock rotation rights. At September 26, 2025 and March 28, 2025, the liabilities associated with returns and sales allowances were $29,282 and $33,855, respectively, and were netted against trade accounts receivable in the condensed consolidated balance sheets.

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of September 26, 2025 and
March 28, 2025, measured at fair value on a recurring basis:

	Fair Value Measurement at September 26, 2025:
	Level 1	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$31,476	$31,476
Restricted cash:
Money market fund deposits	9,322	9,322
Total assets	$40,798	$40,798

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

	Fair Value Measurement at March 28, 2025:
	Level 1	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$30,814	$30,814
Restricted cash:
Money market fund deposits	9,773	9,773
Total assets	$40,587	$40,587

Assets and liabilities measured at fair value on a recurring basis also consist of government securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans” within the Company’s 2025 Annual Report. The changes in the Company’s defined benefit plan assets were not material for the six-month period ended September 26, 2025.

During the six-month periods ended September 26, 2025 and September 27, 2024, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.

The fair value of the Company’s debt was $285,000 and $343,275 as of September 26, 2025 and March 28, 2025, respectively. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period and has been classified as Level 2 within the fair value hierarchy.

5. Trade Accounts Receivable, net

Trade accounts receivable, net, consisted of the following:

	September 26, 2025	March 28, 2025
Trade accounts receivable	$136,244	$119,071
Less:
Provision for expected credit losses	(1,192)	(618)
Returns and sales allowances	(29,282)	(33,855)
Total	$105,770	$84,598

The change in the provision for expected credit losses was not material for the periods presented.

6. Inventories

Inventories include materials, labor and overhead and consisted of the following:

	September 26, 2025	March 28, 2025
Raw materials and supplies	$7,356	$7,354
Work in process	129,297	127,651
Finished goods	34,028	48,909
Total	$170,681	$183,914

The Company recorded inventory provisions totaling $1,094 and $3,980 for the three- and six-month periods ended
September 26, 2025, respectively, and $2,110 and $4,487 for the three- and six-month periods ended September 27, 2024, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

7. Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost and consisted of the following:

	September 26, 2025	March 28, 2025
Land	$25,226	$25,175
Buildings, building improvements and leasehold improvements	67,501	66,258
Machinery and equipment	691,511	670,902
Office equipment	7,457	6,677
Right-of-use asset	8,931	8,182
Construction in progress	42,764	51,580
Total	843,390	828,774
Less accumulated depreciation	(542,952)	(525,855)
Total	$300,438	$302,919

Total depreciation expense amounted to $9,600 and $18,775 for the three- and six-month periods ended September 26, 2025, respectively, and $9,237 and $19,034 for the three- and six-month periods ended September 27, 2024, respectively. Total amortization expense for the right-of-use asset amounted to $348 and $691 for the three- and six-month periods ended September 26, 2025, respectively, and $349 and $698 for the three- and six-month periods ended September 27, 2024, respectively.

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

The Company classified various units of machinery and equipment as held for sale, as management approved a plan in the fourth quarter of fiscal year 2025 to market these assets to third-party buyers. The planned disposal of these assets does not constitute a strategic shift in the Company’s operations and therefore does not meet the discontinued operations criteria. These assets are intended to be sold within one year of their designation as held for sale. Assets held for sale are measured at the lower of carrying value or the fair value less cost to sell. As of both September 26, 2025 and March 28, 2025, the value of these assets was measured at $16,508.

8. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 28, 2025	$202,475
Foreign currency translation	992
Balance at September 26, 2025	$203,467

Intangible assets, net, were as follows:

	September 26, 2025
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$51,553	$(27,466)	$24,087
Customer relationships	15,235	(4,774)	10,461
Completed technologies	255,618	(41,509)	214,109
Indefinite-lived process technology and trademarks	2,272	—	2,272
Trademarks and other	94	(94)	—
Total	$324,772	$(73,843)	$250,929

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

Intangible assets amortization expense was $6,663 and $13,361 for the three- and six-month periods ended September 26, 2025, respectively, and $6,411 and $12,723 for the three- and six-month periods ended September 27, 2024, respectively.

9. Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	September 26, 2025	March 28, 2025
Term Loan Facility	$285,000	$345,000
Unamortized debt issuance costs	(4,566)	(6,071)
Total loans outstanding	280,434	338,929
Finance lease liabilities	7,254	7,197
Total debt	287,688	346,126
Current portion of long-term debt and finance lease liabilities	(1,553)	(1,423)
Total long-term debt and finance lease liabilities, less current portion	$286,135	$344,703

2025 Refinancing and Repricing of Refinanced 2023 Term Loan Facility

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

The Third Amendment provided for a new $375,000 tranche of term loans maturing in 2030 (the “2025 Refinanced Loans”), the proceeds of which were used, in relevant part, to (i) refinance all outstanding borrowing under the Refinanced 2023 Term Loan Facility (as defined below), (ii) pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The 2025 Refinanced Loans amortize at a rate of 0.00% per annum. The 2025 Refinanced Loans bear interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time plus 2.00% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.00%. The 2025 Refinanced Loans will mature on October 31, 2030. The Company incurred costs of $1,090 in connection with the Third Amendment.

Payments of $25,000, $10,000, and $25,000 were applied to the outstanding balance of the 2025 Refinanced Loans on
April 30, 2025, May 30, 2025 and July 31, 2025, respectively.

The Company was in compliance with its debt covenants as of September 26, 2025.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Revolving Credit Facility under the 2023 Revolving Credit Agreement

On June 21, 2023, the Company entered into the 2023 Revolving Credit Agreement that provided for a $224,000 revolving credit facility, which included a $20,000 letter of credit subfacility. On August 6, 2024, upon entry into Amendment No. 2 (the “Second Amendment”) to the 2023 Revolving Credit Agreement, the total capacity of the revolving credit facility was increased to $256,000, and the Second Amendment also provided for a new $400,000 tranche of term loans maturing in 2030 (the “Refinanced 2023 Term Loan Facility”), which was paid in full in connection with entry into the Third Amendment. The revolving credit facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate, or (z) the one-month Term SOFR plus 1.00% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. Issuance costs related to the revolving credit facility were not significant. As of September 26, 2025, there were no outstanding borrowings under the revolving credit facility.

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

The Company was in compliance with the revolving credit facility covenants as of September 26, 2025.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

11. Net Income (Loss) per Share

The following table sets forth the basic and diluted net income (loss) attributable to Allegro MicroSystems, Inc. per share:

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Net income (loss) attributable to Allegro MicroSystems, Inc.	$6,519	$(33,675)	$(6,708)	$(51,350)

Basic weighted average common shares	185,074,119	189,182,850	184,830,588	191,324,281
Dilutive effect of common stock equivalents	1,231,666	—	—	—
Diluted weighted average common shares	186,305,785	189,182,850	184,830,588	191,324,281

Basic net income (loss) per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.04	$(0.18)	$(0.04)	$(0.27)
Diluted net income (loss) per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.03	$(0.18)	$(0.04)	$(0.27)

The computed net income (loss) per share for the three- and six-month periods ended September 26, 2025 and
September 27, 2024 does not assume conversion of securities that would have an antidilutive effect on net income (loss) per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net income (loss) per share, as such securities would have an antidilutive effect on net income (loss) per share if the Company had reported net income for those periods:

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
RSUs	5,386	1,644,248	190,751	1,177,126
PSUs	—	607,984	—	416,869

The following table represents issued and issuable weighted average share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan for the three- and six-month periods ended September 26, 2025 and
September 27, 2024.

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
RSUs	928,801	—	—	—
PSUs	302,865	—	—	—
ESPP	—	—	—	—
Total	1,231,666	—	—	—

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

12. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six-month period ended September 26, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 28, 2025	2,330,344	$28.88
Granted	1,840,282	27.03
Issued	(885,181)	29.17
Forfeited	(92,266)	28.21
Outstanding at September 26, 2025	3,193,179	$27.75

As of September 26, 2025, total unrecognized compensation expense for awards issued was $69,964, which is expected to be recognized over a weighted-average period of 2.13 years. The total grant date fair value of RSUs vested was $25,818 for the six-month period ended September 26, 2025.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the six-month period ended September 26, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 28, 2025	2,145,781	$24.86
Granted	538,098	28.89
Cancelled	(52,435)	28.63
Issued	(178,897)	29.36
Forfeited	(359,349)	23.00
Outstanding at September 26, 2025	2,093,198	$25.73

PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at
September 26, 2025 was $18,171, which is expected to be recognized over a weighted-average period of 2.22 years. The total grant date fair value of PSUs vested was $5,253 for the six-month period ended September 26, 2025.

The Company recorded pre-tax stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Cost of goods sold	$1,017	$817	$1,905	$1,378
Research and development	4,907	3,523	7,818	7,258
Selling, general and administrative	7,757	7,205	14,720	13,027
Total pre-tax stock-based compensation expense	$13,681	$11,545	$24,443	$21,663

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13. Income Taxes

The Company recorded the following income tax benefit in its condensed consolidated statements of operations:

	Three-Month Period Ended		Six-Month Period Ended
	September 26, 2025	September 27, 2024	September 26, 2025	September 27, 2024
Income tax benefit	$(9,298)	$(9,470)	$(6,129)	$(8,430)
Effective tax rate	342.5%	22.0%	48.2%	14.1%

The Company’s income tax benefit is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

The Company is subject to tax in the U.S. and various foreign jurisdictions. The Company’s effective income tax rate fluctuates primarily because of the change in the mix of its U.S. and foreign income, the impact of discrete transactions and law changes, tax benefits generated by the foreign derived intangible income deduction (“FDII”), including the permanent impacts of capitalized domestic and foreign research expenses, and research credits; offset by non-deductible stock-based compensation and other charges.

In 2017, the Tax Cuts and Jobs Act (“TCJA”) introduced significant U.S. corporate tax reform to the U.S. Internal Revenue Code (the “Code”), including a requirement to capitalize domestic and foreign research and development expenditures incurred in fiscal years 2023 through 2025. The capitalized amounts were required to be amortized over five and 15 years, respectively. On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law, and in general, it extended and modified many of the TCJA provisions of the Code. Specifically, the OBBB provided options to taxpayers such as (i) restoring the ability to immediately expense domestic research and development expenditures (“R&D”), (ii) providing a one-time election to accelerate the deduction of previously capitalized domestic R&D over a two-tax year period (“Accelerated R&D Amortization Election”), (iii) reinstating Section 59(e) of the Code to allow R&D to be capitalized and amortized over 10 years, and (iv) updating Section 280(c) of the Code, which reduces the benefit of the Code’s Section 41 R&D Credit. The changes, especially the Accelerated R&D Amortization Election, result in a current year reduction of the U.S. cash taxes, FDII deduction, and R&D credit benefits. The Company continues to evaluate the tax impact of the various OBBB provisions, elections, and forthcoming guidance.

The increase in the effective tax rate for the three- and six-month periods, primarily results from a decrease in GAAP loss before taxes and the OBBB tax impacts described above.

14. Restructuring

In January 2025, management committed to a plan that included repositioning to high growth and lower cost regions and further consolidation of leased facilities in an effort to optimize its cost structure. The Company incurred $974 and $1,574 of severance and other related restructuring costs, net of non-cash adjustments, associated with this restructuring during the three- and six-month periods ended September 26, 2025, respectively, bringing cumulative costs to $7,334. The Company made immaterial cash payments in the three- and six-month periods ended September 26, 2025. The Company’s accrual for severance and other employee-related benefits amounted to $157 at September 26, 2025 and is reported in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The restructuring is materially complete and the Company does not expect to incur additional material charges.

In June 2025, the Company further consolidated leased facilities and optimized its cost structure through repositioning its workforce to high growth markets and rebalancing its workforce to lower cost markets, incurring $2,517 and $3,146 of charges associated with the additional restructuring activities during the three- and six-month periods ended September 26, 2025, respectively. The Company made immaterial cash payments in the three- and six-month periods ended September 26, 2025. The Company’s accrual for severance and other employee-related benefits amounted to $549 at September 26, 2025 and is reported in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The Company currently estimates future charges for this restructuring of approximately $7,200, primarily related to severance and other employee-related benefits as well as charges related to real estate actions. The Company expects the incremental restructuring to be materially complete by the end of fiscal 2026.

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

On July 26, 2024, the Company completed the Equity Offering pursuant to the Underwriting Agreement of 28,750,000 shares of its common stock at a public offering price of $24.00 per share, resulting in net proceeds to the Company of approximately $665,850, after deducting $24,150 of underwriting discounts. As described above, the Company used the net proceeds of the Equity Offering to complete the First Closing under the Share Repurchase Agreement.

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

Other transactions involving Sanken

Although certain costs were shared or allocated, cost of goods sold and gross margins attributable to related party sales were consistent with those of third-party customers. There were no trade accounts receivables, net, from Sanken as of September 26, 2025 or March 28, 2025. There were no other accounts receivable from Sanken as of September 26, 2025 and March 28, 2025, respectively.

As of September 26, 2025, Sanken held approximately 32.3% of the Company’s outstanding shares of common stock.

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

On March 31, 2025, the Company and Sanken entered into an amendment to the Short-Term Distribution Agreement to extend the term by 12 months. No payments were made by the Company to Sanken under the Short-Term Distribution Agreement or the Consulting Agreement in the three- or six-month period ended September 26, 2025.

Transactions involving Polar Semiconductor, LLC (“PSL”)

On April 25, 2024, the Company, Sanken, PSL and PS Investment Aggregator, L.P. (“Subscriber”) entered into a Sale and Subscription Agreement (the “PSL Agreement”), pursuant to which Subscriber and certain of its affiliates agreed to make capital contributions to PSL of $175,000 in exchange for an equity interest in PSL, which closed on September 20, 2024 (the “PSL Closing”). As contemplated by the PSL Agreement, the Company agreed to discharge all outstanding promissory notes from PSL held by the Company for a value of $10,350 in exchange for PSL equity interests. Following the PSL Closing, the Company owned and continues to own approximately 10.2% of PSL.

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

Other transactions involving PSL

The Company purchases in-process products from PSL. Purchases of various products from PSL totaled $9,124 and $17,394 for the three- and six-month periods ended September 26, 2025, respectively, and $14,378 and $29,334 for the three- and six-month periods ended September 27, 2024, respectively. Accounts payable to PSL included in amounts due to related party totaled $3,263 and $6,535 as of September 26, 2025 and March 28, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended March 28, 2025, filed with the SEC on May 22, 2025 (the “2025 Annual Report”).

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

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and six-month periods ended September 26, 2025 and September 27, 2024 relate to the 13- and 26-week periods ended September 26, 2025 and September 27, 2024, respectively. All references to “2026,” “fiscal year 2026” or similar references relate to the 52-week period ending March 27, 2026. All references to “2025,” “fiscal year 2025” or similar references relate to the 52-week period ended March 28, 2025.

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

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio includes more than 1,500 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During the three- and six-month periods ended September 26, 2025, we generated $214.3 million and $417.7 million in total net sales, respectively, with $6.6 million in net income and $6.6 million in net loss, respectively. During the three- and six-month periods ended
September 27, 2024, we generated $187.4 million and $354.3 million in total net sales, respectively, with $33.6 million and $51.2 million in net losses, respectively.

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

Customer Demand, Orders and Forecasts

Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality, tariffs and other pricing increases and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. We are currently operating in an inflationary environment for our products as a result of global tariff policies, which also have the potential to reduce end market demand in certain markets. We believe that we are emerging from an extended period in which we and other semiconductor companies experienced a downturn in market demand, primarily driven by reduced demand from customers across various markets and digestion of excess accumulated inventory. In addition, factors that cause a reduction in demand from the end users of our OEMs’ or other customers’ products, including as a result of increased prices resulting from global trade policies, tariffs or a recessionary environment in the markets in which we operate, may in the future continue to cause our direct customers to significantly reduce the number of products ordered from us.

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

Results of Operations

Three-Month Period Ended September 26, 2025 Compared to Three-Month Period Ended September 27, 2024

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended September 26, 2025 and September 27, 2024.

	Three-Month Period Ended		Three-Month Period Ended		Change
	September 26, 2025	As a % of Net Sales	September 27, 2024	As a % of Net Sales	$	%
		(Dollars in thousands)
Total net sales	$214,294	100.0%	$187,391	100.0%	$26,903	14.4%
Cost of goods sold	115,002	53.7%	101,729	54.3%	13,273	13.0%
Gross profit	99,292	46.3%	85,662	45.7%	13,630	15.9%
Operating expenses:
Research and development	50,891	23.7%	43,510	23.2%	7,381	17.0%
Selling, general and administrative	42,158	19.7%	38,085	20.3%	4,073	10.7%
Total operating expenses	93,049	43.4%	81,595	43.5%	11,454	14.0%
Operating income	6,243	2.9%	4,067	2.2%	2,176	53.5%
Other (expense) income:
Interest expense	(5,730)	(2.7)%	(10,353)	(5.5)%	4,623	(44.7)%
Interest income	159	0.1%	420	0.2%	(261)	(62.1)%
Loss on change in fair value of forward repurchase contract	—	—%	(34,752)	(18.5)%	34,752	(100.0)%
Other expense, net	(3,387)	(1.6)%	(2,465)	(1.3)%	(922)	37.4%
Loss before income taxes	(2,715)	(1.3)%	(43,083)	(23.0)%	40,368	(93.7)%
Income tax benefit	(9,298)	(4.3)%	(9,470)	(5.1)%	172	(1.8)%
Net income (loss)	6,583	3.1%	(33,613)	(17.9)%	40,196	(119.6)%
Net income attributable to non-controlling interests	64	0.0%	62	0.0%	2	3.2%
Net income (loss) attributable to Allegro MicroSystems, Inc.	$6,519	3.0%	$(33,675)	(18.0)%	$40,194	(119.4)%

Total net sales

Total net sales increased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024. The increase was primarily driven by data center applications, medical applications, industrial automation and robotics, and e-Mobility products, which includes our advanced driver assistance systems (“ADAS”), offset by a decrease in consumer products.

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

	Three-Month Period Ended		Change
	September 26, 2025	September 27, 2024	Amount	%
	(Dollars in thousands)
Automotive	$155,845	$139,680	$16,165	11.6%
Industrial and Other	58,449	47,711	10,738	22.5%
Total net sales	$214,294	$187,391	$26,903	14.4%

Automotive net sales increased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, primarily due to growth in e-Mobility products, which includes ADAS.

Industrial and Other net sales increased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, primarily due to increases in demand for data center applications, medical applications, and industrial automation and robotics, offset by a decrease in consumer products.

Sales Trends by Product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	September 26, 2025	September 27, 2024	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”)	$130,720	$128,700	$2,020	1.6%
Power integrated circuits (“PIC”)	83,574	58,691	24,883	42.4%
Total net sales	$214,294	$187,391	$26,903	14.4%

The increase in MS sales was primarily due to an increase in demand for our tunneling magnetoresistance (“TMR”) sensor solutions, offset by a decrease in magnetic position products. The increase in PIC sales was primarily driven by an increase in demand for our motor products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	September 26, 2025	September 27, 2024	Amount	%
	(Dollars in thousands)
Americas:
United States	$23,920	$27,739	$(3,819)	(13.8)%
Other Americas	12,251	6,426	5,825	90.6%
EMEA:
Europe	28,205	27,280	925	3.4%
Asia:
Greater China	61,880	48,995	12,885	26.3%
Japan	35,561	37,716	(2,155)	(5.7)%
South Korea	18,420	18,171	249	1.4%
Other Asia	34,057	21,064	12,993	61.7%
Total net sales	$214,294	$187,391	$26,903	14.4%

Other Asia net sales increased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, in both Automotive and Industrial and Other, primarily in data center applications, safety, comfort and convenience applications and medical applications, offset by a decrease in consumer products. Greater China net sales increased primarily driven by an increase in ADAS and components for electrified vehicles (“EV”), offset by a decrease in consumer products. Other Americas net sales increased in both Automotive and Industrial and Other applications, primarily in ADAS and clean energy. Japan net sales decreased in the Automotive, primarily in safety, comfort and convenience applications and EV, offset with an increase in data center applications. United States net sales declined in both Automotive and Industrial and Other, primarily in ADAS and broad-based industrial, offset by an increase in medical applications.

Cost of goods sold

Cost of goods sold increased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, primarily due to higher production volume in support of higher product sales and foreign currency impacts.

Cost of goods sold as a percentage of our total net sales was 53.7% and 54.3% for the three-month periods ended
September 26, 2025 and September 27, 2024, respectively. The decrease was primarily due to the increase in net sales.

Gross profit and gross margin

Gross profit increased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, primarily due to the increase in net sales and a change in product mix.

Gross margin was 46.3% and 45.7% for the three-month periods ended September 26, 2025 and September 27, 2024, respectively. The increase was primarily due to the increase in net sales and a change in product mix.

Research and development expenses

Research and development (“R&D”) expenses increased in the three-month period ended September 26, 2025 compared to the comparable period in fiscal year 2025, primarily due to the increase in personnel costs, including the projected funding of the annual incentive program.

R&D expenses as a percentage of our total net sales was 23.7% and 23.2% for the three-month periods ended
September 26, 2025 and September 27, 2024, respectively. The increase was primarily due to the increase in personnel costs, including the projected funding of the annual incentive program.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, primarily due to an increase in personnel costs, including the projected funding of the annual incentive program.

SG&A expenses as a percentage of our total net sales was 19.7% and 20.3% in the three-month periods ended
September 26, 2025 and September 27, 2024, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by an increase in the projected funding of the annual incentive program.

Interest expense

Interest expense decreased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024. The decrease is due to the voluntary payments applied to the outstanding balance of the 2025 Refinanced Loans.

Interest income

Interest income decreased in the three-month period ended September 26, 2025 compared to the three-month period ended September 27, 2024, primarily due to lower cash and cash equivalents balances.

Loss on change in fair value of forward repurchase contract

We recorded a loss on change in fair value of a forward repurchase contract in the three-month period ended
September 27, 2024, due to the various settlement dates under the Share Repurchase Agreement.

Other expense, net

The foreign currency loss recorded in the three-month period ended September 26, 2025 was primarily due to the U.S. Dollar weakening against various currencies, including the Euro and the Philippine Peso. The foreign currency gain recorded in the three-month period ended September 27, 2024 was primarily due to the U.S. Dollar strengthening against the Philippine Peso.

We recorded a net loss of $2.4 million related to our equity investment in Polar Semiconductor, LLC (“PSL”) in the three-month period ended September 26, 2025. In the three-month period ended September 27, 2024, we recorded a net loss of $2.8 million as a result of the PSL Closing related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of outstanding promissory notes that we had previously issued to PSL (the “PSL Promissory Notes”) in the connection with the PSL Closing.

Income tax benefit

Income tax benefit and the effective income tax rate were approximately $9.3 million and 342.5%, respectively, in the three-month period ended September 26, 2025, compared to income tax benefit and effective income tax rate of approximately $9.5 million and 22.0%, respectively, in the three-month period ended September 27, 2024. The change in the effective tax rate for the three-month period ended September 26, 2025, compared to the three-month period ended September 27, 2024 primarily resulted from a decrease in GAAP loss before taxes and the One Big Beautiful Bill Act (“OBBB”) impacts described in Note 13, “Income Taxes” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Six-Month Period Ended September 26, 2025 Compared to Six-Month Period Ended September 27, 2024

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the six-month periods ended September 26, 2025 and September 27, 2024.

	Six-Month Period Ended		Six-Month Period Ended		Change
	September 26, 2025	As a % of Net Sales	September 27, 2024	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales	$417,699	100.0%	$354,310	100.0%	$63,389	17.9%
Cost of goods sold	227,105	54.4%	193,877	54.7%	33,228	17.1%
Gross profit	190,594	45.6%	160,433	45.3%	30,161	18.8%
Operating expenses:
Research and development	97,391	23.3%	88,714	25.0%	8,677	9.8%
Selling, general and administrative	89,700	21.5%	78,282	22.1%	11,418	14.6%
Total operating expenses	187,091	44.8%	166,996	47.1%	20,095	12.0%
Operating income (loss)	3,503	0.8%	(6,563)	(1.9)%	10,066	(153.4)%
Other (expense) income:
Interest expense	(12,089)	(2.9)%	(15,730)	(4.4)%	3,641	(23.1)%
Interest income	393	0.1%	914	0.3%	(521)	(57.0)%
Loss on change in fair value of forward repurchase contract	—	—%	(34,752)	(9.8)%	34,752	(100.0)%
Other expense, net	(4,515)	(1.1)%	(3,525)	(1.0)%	(990)	28.1%
Loss before income taxes	(12,708)	(3.0)%	(59,656)	(16.8)%	46,948	(78.7)%
Income tax benefit	(6,129)	(1.5)%	(8,430)	(2.4)%	2,301	(27.3)%
Net loss	(6,579)	(1.6)%	(51,226)	(14.5)%	44,647	(87.2)%
Net income attributable to non-controlling interests	129	0.0%	124	0.0%	5	4.0%
Net loss attributable to Allegro MicroSystems, Inc.	$(6,708)	(1.6)%	$(51,350)	(14.5)%	$44,642	(86.9)%

Total net sales

Total net sales increased in the six-month period ended September 26, 2025 compared to the six-month period ended
September 27, 2024. The increase was primarily driven by data center applications, medical applications, industrial automation and robotics, and e-Mobility products, which includes ADAS and components for EVs, offset by a decrease in consumer products.

Sales Trends by Market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Six-Month Period Ended		Change
	September 26, 2025	September 27, 2024	Amount	%
	(Dollars in thousands)
Automotive	$300,109	$267,074	$33,035	12.4%
Industrial and Other	117,590	87,236	30,354	34.8%
Total net sales	$417,699	$354,310	$63,389	17.9%

Automotive net sales increased in the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily due to an increase in demand for e-Mobility products, which includes ADAS and EV, partially offset by a decrease in safety, comfort and convenience applications.

Industrial and Other net sales increased in the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily due to an increase in demand for data center applications, medical applications, and industrial automation and robotics, offset by decrease in consumer products.

Sales Trends by Product

The following table summarizes net sales by product.

	Six-Month Period Ended		Change
	September 26, 2025	September 27, 2024	Amount	%
	(Dollars in thousands)
MS	$259,886	$243,809	$16,077	6.6%
PIC	157,813	110,501	47,312	42.8%
Total net sales	$417,699	$354,310	$63,389	17.9%

The increase in MS sales was primarily due to an increase in demand for our TMR sensor solutions and magnetic speed, offset by a reduction in magnetic position products. The increase in PIC sales was primarily driven by an increase in demand for our motor products and high performance power products.

Sales Trends by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Six-Month Period Ended		Change
	September 26, 2025	September 27, 2024	Amount	%
	(Dollars in thousands)
Americas:
United States	$47,694	$50,006	$(2,312)	(4.6)%
Other Americas	21,099	11,650	9,449	81.1%
EMEA:
Europe	58,678	54,186	4,492	8.3%
Asia:
Greater China	119,449	80,855	38,594	47.7%
Japan	69,214	78,359	(9,145)	(11.7)%
South Korea	38,023	39,944	(1,921)	(4.8)%
Other Asia	63,542	39,310	24,232	61.6%
Total net sales	$417,699	$354,310	$63,389	17.9%

Other Asia net sales increased in the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily driven by an increase in net sales of data center applications, safety, comfort and convenience applications, and medical applications, offset by a decrease in consumer products. Greater China net sales increased in Automotive, primarily in ADAS and EV, and also in industrial automation and robotics and broad-based industrial applications, offset by a decrease in consumer products. Other Americas net sales increased in both Automotive and Industrial and Other applications, primarily in ADAS and clean energy. Europe net sales increased primarily in Automotive markets, driven by ADAS and internal combustion engine, as well as growth in industrial automation and robotics, offset by decreases in consumer products, clean energy and safety, comfort and convenience applications. Japan net sales declined in Automotive, primarily in safety, comfort and convenience applications and EV, offset with an increase in data center applications. United States net sales primarily driven by a decrease in net sales of broad-based industrial and ADAS, offset by an increase in medical applications.

Cost of goods sold

Cost of goods sold increased in the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily due to higher production volume in support of higher product sales and foreign currency impact.

Cost of goods sold as a percentage of our total net sales was 54.4% and 54.7% for the six-month periods ended
September 26, 2025 and September 27, 2024, respectively. The decrease was primarily due to the increase in net sales.

Gross profit and gross margin

Gross profit increased in the six-month period ended September 26, 2025 compared to the six-month period ended
September 27, 2024, primarily due to the increase in net sales and a change in product mix.

Gross margin was 45.6% and 45.3% for the six-month periods ended September 26, 2025 and September 27, 2024, respectively. The increase was primarily due to the increase in net sales and a change in product mix.

Research and development expenses

R&D expenses increased in the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily due to an increase in personnel costs and an increase of the projected funding of the annual incentive program.

R&D expenses as a percentage of our total net sales was 23.3% and 25.0% for the six-month periods ended September 26, 2025 and September 27, 2024, respectively. The decrease was primarily due to the increase in net sales.

Selling, general and administrative expenses

SG&A expenses increased in the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily due to an increase in the projected funding of the annual incentive program and outside service and personnel costs.

SG&A expenses as a percentage of our total net sales was 21.5% and 22.1% in the six-month periods ended September 26, 2025 and September 27, 2024, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by an increase in the projected funding of the annual incentive program and outside service and personnel costs.

Interest expense

Interest expense decreased in the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, The decrease is due to the voluntary payments applied to the outstanding balance of the 2025 Refinanced Loans.

Interest income

Interest income decreased in the six-month period ended September 26, 2025 compared to the six-month period ended September 27, 2024, primarily due to lower cash and cash equivalents balances.

Loss on change in fair value of forward repurchase contract

We recorded a loss on change in fair value of a forward repurchase contract in the six-month period ended September 27, 2024, due to the various settlement dates under the Share Repurchase Agreement.

Other expense, net

The foreign currency loss recorded in the six-month period ended September 26, 2025 was primarily due to the U.S. Dollar weakening against various currencies, including the Euro and the Philippine Peso. The foreign currency loss recorded in the six-month period ended September 27, 2024 was primarily due to the U.S. Dollar strengthening against the Philippine Peso.

We recorded a net loss of $3.2 million related to our equity investment in PSL in the six-month period ended September 26, 2025. In the six-month period ended September 27, 2024, we recorded a net loss of $2.8 million related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of the PSL Promissory Notes in connection with the PSL Closing, partially offset by $0.8 million of gains related to earnings in our money market fund deposits.

Income tax benefit

Income tax benefit and the effective income tax rate were approximately $6.1 million and 48.2%, respectively, in the six-month period ended September 26, 2025, compared to income tax benefit and effective income tax rate of approximately $8.4 million and 14.1%, respectively, in the six-month period ended September 27, 2024. The change in the effective tax rate for the six-month period ended September 26, 2025, compared to the six-month period ended September 27, 2024 was due to a decrease in GAAP loss before taxes and the OBBB impacts described in Note 13, “Income Taxes” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Liquidity and Capital Resources

As of September 26, 2025, we had $117.5 million of cash and cash equivalents and $348.8 million of working capital, compared to $121.3 million of cash and cash equivalents and $370.8 million of working capital as of March 28, 2025. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2026 is to utilize cash on hand and capacity under our revolving credit facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of September 26, 2025, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the current fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Japan, India and Philippines expansion in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 15, “Retirement Plans,” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements in the Company’s 2025 Annual Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the six-month periods ended September 26, 2025 and September 27, 2024:

	Six-Month Period Ended
	September 26, 2025	September 27, 2024
	(dollars in thousands)
Net cash provided by operating activities	$81,980	$49,743
Net cash used in investing activities	(17,044)	(20,949)
Net cash used in financing activities	(70,713)	(53,292)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,484	1,375
Net decrease in cash and cash equivalents and restricted cash	$(4,293)	$(23,123)

Operating Activities

Net cash provided by operating activities was $82.0 million in the six-month period ended September 26, 2025, resulting primarily from a net loss of $6.6 million and noncash charges of $59.5 million, further adjusted by a net increase in cash from a decrease in net operating assets and liabilities of $29.1 million. Noncash charges primarily included increases of $32.8 million for depreciation and amortization, $24.4 million of stock-based compensation, and $4.5 million for provisions for inventory and expected credit losses, partially offset by $4.2 million of deferred income taxes. The net decrease in operating assets and liabilities consisted of a $26.6 million decrease in prepaid expenses and other assets, a $9.3 million decrease in inventories, a $14.0 million increase in other changes in operating assets and liabilities, net, and a $4.2 million increase in trade accounts payable, partially offset by a $21.7 million increase in trade accounts receivable, net and a $3.3 million decrease in net amounts due to related party. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year and timing of collections. Trade accounts payable increased, primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $1.1 million. The decrease in prepaid expenses and other assets was mostly due to the timing of tax payments. The decrease in inventories was primarily the result of the increase in net sales. The decrease in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in other changes in operating assets and liabilities, net was primarily the result of higher accrued income taxes and accrued personnel costs.

Net cash provided by operating activities was $49.7 million in the six-month period ended September 27, 2024, resulting primarily from a net loss of $51.2 million and noncash charges of $93.2 million, further adjusted by a net increase in cash from a decrease in net operating assets and liabilities of $7.7 million. Noncash charges include increases for $34.8 million for loss on change in fair value of forward repurchase contract, $32.5 million of depreciation and amortization, $21.7 million of stock-based compensation and $6.6 million of other non-cash reconciling items, partially offset by $7.8 million of deferred income taxes. The net decrease in operating assets and liabilities consisted of a $41.4 million decrease in trade accounts receivable, net, a $13.7 million increase in trade accounts payable and a $4.1 million increase in net amounts due to related party, partially offset by an $18.8 million increase in inventories, a $15.8 million increase in prepaid expenses and other assets, and a $16.8 million decrease in other changes in operating assets and liabilities, net. The decrease in trade accounts receivable, net, was primarily a result of decreased sales year-over-year. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $4.1 million. The increase in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in inventories was primarily the result of inventory builds of standard products to support anticipated sales growth. The increase in prepaid expenses and other assets was mostly due to higher long-term deposits and the timing of tax payments. The decrease in other changes in operating assets and liabilities, net was primarily the result of a reduction in accrued personnel costs due to the timing of payments pursuant to our annual incentive compensation plan.

Investing Activities

Net cash used in investing activities was $17.0 million in the six-month period ended September 26, 2025, consisting of purchases of property, plant and equipment.

Net cash used in investing activities was $20.9 million in the six-month period ended September 27, 2024, consisting of purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $70.7 million in the six-month period ended September 26, 2025, primarily consisting of $60.0 million of payments on our 2025 Refinanced Loans and $9.3 million of taxes related to the net settlement of equity awards.

Net cash used in financing activities was $53.3 million in the six-month period ended September 27, 2024, consisting of $853.8 million of repurchases of our common stock, $50.0 million of payment on our Refinanced 2023 Term Loan Facility and $12.3 million of taxes related to the net settlement of equity awards, partially offset by the issuance of common stock of $665.9 million, net proceeds of $193.5 million from the Refinanced 2023 Term Loan Facility, proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payment from PSL on our related party loan.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2025. Based on the evaluation of our disclosure controls and procedures as of September 26, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

On August 4, 2025, Sharon Briansky, the Company’s Senior Vice President, General Counsel and Corporate Secretary, adopted a trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). The Rule 10b5-1 Trading Plan provides for the potential sale of up to 64,956 shares of the Company’s common stock over a maximum duration of 364 days and is scheduled to terminate on August 3, 2026, or upon the earlier completion of all authorized transactions under the
Rule 10b5-1 Trading Plan.

The actual number of shares sold under the Rule 10b5-1 Trading Plan will depend on the number of shares delivered at the time that certain of Ms. Briansky’s restricted stock units vest during the term of the plan and the number of shares withheld by the Company to satisfy its income tax withholding obligation.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit

10.1*	Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation, as amended

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date: October 31, 2025	By:	/s/ Michael C. Doogue
Michael C. Doogue
President and Chief Executive Officer (principal executive officer)

Date: October 31, 2025	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)