Form 10-Q
period 2025-12-26
ALLEGRO MICROSYSTEMS, INC.
filed 2026-01-30
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2025

or

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

As of January 26, 2026, the registrant had 185,290,870 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

		Page

	Forward-Looking Statements	2
PART I.	Financial Information	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of December 26, 2025 and March 28, 2025 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three- and nine-month periods ended December 26, 2025 and December 27, 2024 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and nine-month periods ended December 26, 2025 and December 27, 2024 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Equity for the three- and nine-month periods ended December 26, 2025 and December 27, 2024 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 26, 2025 and December 27, 2024 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32
PART II.	Other Information	33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
	Signatures	35

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	December 26, 2025	March 28, 2025
Assets
Current assets:
Cash and cash equivalents	$155,187	$121,334
Restricted cash	8,212	9,773
Trade accounts receivable, net	99,651	84,598
Inventories	178,195	183,914
Prepaid income taxes	14,567	36,662
Prepaid expenses and other current assets	47,672	30,247
Assets held for sale	11,928	16,508
Total current assets	515,412	483,036
Property, plant and equipment, net	300,861	302,919
Operating lease right-of-use assets, net	16,535	20,849
Deferred income tax assets	76,703	68,528
Goodwill	203,492	202,475
Intangible assets, net	244,838	262,115
Equity investment in related party	24,978	31,695
Other assets	39,892	49,344
Total assets	$1,422,711	$1,420,961
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$52,558	$38,733
Amounts due to related party, net	4,749	6,535
Accrued expenses and other current liabilities	76,412	60,083
Current portion of operating lease liabilities	5,870	5,487
Current portion of long-term debt	1,556	1,423
Total current liabilities	141,145	112,261
Long-term debt	286,158	344,703
Operating lease liabilities, less current portion	14,607	16,878
Other long-term liabilities	16,387	16,019
Total liabilities	458,297	489,861
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 185,226,632 shares issued and outstanding at December 26, 2025; 1,000,000,000 shares authorized, 184,286,567 issued and outstanding at March 28, 2025	1,852	1,843
Additional paid-in capital	1,040,799	1,012,055
Accumulated deficit	(52,000)	(53,591)
Accumulated other comprehensive loss	(27,919)	(30,752)
Equity attributable to Allegro MicroSystems, Inc.	962,732	929,555
Non-controlling interest	1,682	1,545
Total stockholders’ equity	964,414	931,100
Total liabilities, non-controlling interest and stockholders’ equity	$1,422,711	$1,420,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net sales	$229,210	$177,872	$646,909	$532,182
Cost of goods sold	122,109	96,657	349,214	290,534
Gross profit	107,101	81,215	297,695	241,648
Operating expenses:
Research and development	52,878	43,317	150,269	132,031
Selling, general and administrative	44,649	37,939	134,349	116,221
Total operating expenses	97,527	81,256	284,618	248,252
Operating income (loss)	9,574	(41)	13,077	(6,604)
Other (expense) income:
Interest expense	(4,910)	(7,762)	(16,999)	(23,492)
Interest income	114	388	507	1,302
Loss on change in fair value of forward repurchase contract	—	—	—	(34,752)
Other expense, net	(4,284)	(187)	(8,799)	(3,712)
Income (loss) before income taxes	494	(7,602)	(12,214)	(67,258)
Income tax benefit	(7,868)	(803)	(13,997)	(9,233)
Net income (loss)	8,362	(6,799)	1,783	(58,025)
Net income attributable to non-controlling interests	63	61	192	185
Net income (loss) attributable to Allegro MicroSystems, Inc.	$8,299	$(6,860)	$1,591	$(58,210)
Net income (loss) per common share attributable to Allegro MicroSystems, Inc.:
Basic	$0.04	$(0.04)	$0.01	$(0.31)
Diluted	$0.04	$(0.04)	$0.01	$(0.31)
Weighted average shares outstanding:
Basic	185,172,199	184,011,189	184,944,427	188,886,583
Diluted	186,208,258	184,011,189	185,998,601	188,886,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net income (loss)	$8,362	$(6,799)	$1,783	$(58,025)
Net income attributable to non-controlling interests	63	61	192	185
Net income (loss) attributable to Allegro MicroSystems, Inc.	8,299	(6,860)	1,591	(58,210)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(1,575)	(7,575)	2,801	(5,328)
Comprehensive income (loss)	6,724	(14,435)	4,392	(63,538)
Other comprehensive gain attributable to non-controlling interests	35	74	32	85
Comprehensive income (loss) attributable to Allegro MicroSystems, Inc.	$6,759	$(14,361)	$4,424	$(63,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In		Accumulated Other	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Comprehensive Loss	Interests	Equity
Balance at September 27, 2024	—	$—	183,983,240	$1,840	$993,988	$(31,931)	$(26,583)	$1,394	$938,708
Net (loss) income	—	—	—	—	—	(6,860)	—	61	(6,799)
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	59,542	—	10,575	—	—	—	10,575
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(483)	—	—	—	(483)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,501)	(74)	(7,575)
Balance at December 27, 2024	—	$—	184,042,782	$1,840	$1,004,080	$(38,791)	$(34,084)	$1,381	$934,426

	Preferred Stock		Common Stock		Additional Paid-In		Accumulated Other	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Comprehensive Loss	Interest	Equity
Balance at September 26, 2025	—	$—	185,111,604	$1,851	$1,029,002	$(60,299)	$(26,379)	$1,654	$945,829
Net income	—	—	—	—	—	8,299	—	63	8,362
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	115,028	1	12,802	—	—	—	12,803
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(1,005)	—	—	—	(1,005)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,540)	(35)	(1,575)
Balance at December 26, 2025	—	$—	185,226,632	$1,852	$1,040,799	$(52,000)	$(27,919)	$1,682	$964,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - continued

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Comprehensive Loss	Interests	Equity
Balance at March 29, 2024	—	$—	193,164,609	$1,932	$694,332	$463,012	$(28,841)	$1,281	$1,131,716
Net (loss) income	—	—	—	—	—	(58,210)	—	185	(58,025)
Employee stock purchase plan issuances	—	—	82,774	1	1,986	—	—	—	1,987
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	812,714	7	32,198	—	—	—	32,205
Issuance of common stock, net of underwriting discounts	—	—	28,750,000	288	665,562	—	—	—	665,850
Repurchases of common stock	—	—	(38,767,315)	(388)	(377,218)	(443,593)	—	—	(821,199)
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(12,780)	—	—	—	(12,780)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,243)	(85)	(5,328)
Balance at December 27, 2024	—	$—	184,042,782	$1,840	$1,004,080	$(38,791)	$(34,084)	$1,381	$934,426

	Preferred Stock		Common Stock		Additional		Accumulated Other	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Loss	Interest	Equity
Balance at March 28, 2025	—	$—	184,286,567	$1,843	$1,012,055	$(53,591)	$(30,752)	$1,545	$931,100
Net income	—	—	—	—	—	1,591	—	192	1,783
Dividends to non-controlling interest	—	—	—	—	—	—	—	(23)	(23)
Employee stock purchase plan issuances	—	—	98,500	1	1,909	—	—	—	1,910
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	841,565	8	37,189	—	—	—	37,197
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(10,354)	—	—	—	(10,354)
Foreign currency translation adjustment	—	—	—	—	—	—	2,833	(32)	2,801
Balance at December 26, 2025	—	$—	185,226,632	$1,852	$1,040,799	$(52,000)	$(27,919)	$1,682	$964,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine-Month Period Ended
	December 26, 2025	December 27, 2024
Cash flows from operating activities:
Net income (loss)	$1,783	$(58,025)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,828	48,578
Amortization of deferred financing costs	1,948	1,781
Deferred income taxes	(7,985)	(11,546)
Stock-based compensation	37,263	32,251
Loss on change in fair value of forward repurchase contract	—	34,752
Provisions for inventory and expected credit losses	7,554	7,519
Other non-cash reconciling items	305	6,645
Changes in operating assets and liabilities:
Trade accounts receivable	(15,604)	34,356
Inventories	(1,273)	(38,074)
Prepaid expenses and other assets	17,699	(1,401)
Trade accounts payable	13,681	5,467
Due to and from related parties	(1,786)	564
Other changes in operating assets and liabilities, net	23,942	(21,307)
Net cash provided by operating activities	127,355	41,560
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,160)	(34,564)
Acquisition of business, net of cash acquired	—	319
Net cash used in investing activities	(21,160)	(34,245)
Cash flow from financing activities:
Net proceeds from Refinanced Term Loan Facility	—	193,483
Repayment of term loan	(60,000)	(75,000)
Finance lease payments	(852)	(703)
Receipts on related party notes receivable	—	1,875
Payments for intangible assets	(4,000)	—
Payments for taxes related to net share settlement of equity awards	(10,354)	(12,780)
Proceeds from issuance of common stock under employee stock purchase plan	1,910	1,987
Repurchases of common stock	—	(853,921)
Net proceeds from issuance of common stock	—	665,850
Payments for taxes related to repurchase of common stock	(1,713)	—
Dividends paid to non-controlling interest	(23)	—
Net cash used in financing activities	(75,032)	(79,209)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,129	(1,305)
Net increase (decrease) in cash and cash equivalents and restricted cash	32,292	(73,199)
Cash and cash equivalents and restricted cash at beginning of period	131,107	222,161
Cash and cash equivalents and restricted cash at end of period	$163,399	$148,962

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

Financial Periods

The Company’s third quarter three-month period is a 13-week period. The Company’s third quarter of fiscal year 2026 ended December 26, 2025, and the Company’s third quarter of fiscal year 2025 ended December 27, 2024.

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

Concentrations of Credit Risk

As of December 26, 2025, one distributor customer accounted for 10.3% of the Company’s outstanding trade accounts receivable, net. As of March 28, 2025, no distributor or customer accounted for 10% or more of the Company’s outstanding trade accounts receivable, net.

No distributor or customer accounted for 10% or more of total net sales for the three-month period ended December 26, 2025. For the three-month period ended December 27, 2024, one distributor accounted for 11.4% of total net sales. No distributor or customer accounted for 10% or more of total net sales for the nine-month periods ended December 26, 2025 or December 27, 2024.

Segment Information

The Company operates as one reportable segment, which involves the design, development, production and distribution of various integrated circuits in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, measures financial performance as a single enterprise and not on a legal entity or end market basis. The CODM uses consolidated net income or loss, as reported in the Consolidated Statement of Operations, as the profitability measure in making decisions. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. Throughout the year, the CODM allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to a legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. The update is effective for annual reporting periods that began after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. The standard is currently being evaluated by the Company but is not expected to have a material affect on the Company’s position or operations.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be applied prospectively with the option for retrospective application. The FASB subsequently issued ASU No. 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, to clarify that all public business entities are required to adopt the guidance as stipulated in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information of the Company’s tax rate reconciliation, as well as additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 became effective for annual reporting periods that began after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not anticipate this guidance will have an adverse impact on its results of operations, cash flows, or financial condition, but it will result in expanded disclosure within the financial statements.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by market, by product and by geography for the three- and nine-month periods ended December 26, 2025 and December 27, 2024. The categorization of net sales by market is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

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

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Automotive	$164,543	$128,637	$464,652	$395,711
Industrial and Other	64,667	49,235	182,257	136,471
Total net sales	$229,210	$177,872	$646,909	$532,182

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Net sales by product:

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Magnetic sensors	$137,771	$113,842	$397,657	$357,651
Power integrated circuits	91,439	64,030	249,252	174,531
Total net sales	$229,210	$177,872	$646,909	$532,182

Net sales by geography:

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Americas:
United States	$21,847	$19,229	$69,541	$69,235
Other Americas	11,164	5,899	32,263	17,549
EMEA:
Europe	25,948	27,296	84,626	81,482
Asia:
Greater China	68,461	50,378	187,910	131,233
Japan	39,865	36,812	109,079	115,171
South Korea	19,954	17,152	57,977	57,096
Other Asia	41,971	21,106	105,513	60,416
Total net sales	$229,210	$177,872	$646,909	$532,182

The Company recognizes sales net of returns and sales allowances, which include credits issued, price protection adjustments and stock rotation rights. At December 26, 2025 and March 28, 2025, the liabilities associated with returns and sales allowances were $48,504 and $33,855, respectively, and were netted against trade accounts receivable in the condensed consolidated balance sheets.

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of December 26, 2025 and March 28, 2025, measured at fair value on a recurring basis:

	Fair Value Measurement at December 26, 2025:
	Level 1	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$41,798	$41,798
Restricted cash:
Money market fund deposits	8,212	8,212
Total assets	$50,010	$50,010

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

	Fair Value Measurement at March 28, 2025:
	Level 1	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$30,814	$30,814
Restricted cash:
Money market fund deposits	9,773	9,773
Total assets	$40,587	$40,587

Assets and liabilities measured at fair value on a recurring basis also consist of government securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets and liabilities, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans” within the Company’s 2025 Annual Report. The changes in the Company’s defined benefit plan assets were not material for the nine-month period ended December 26, 2025.

During the nine-month periods ended December 26, 2025 and December 27, 2024, there were no transfers among Level 1, Level 2 and Level 3 assets or liabilities.

The fair value of the Company’s debt was $286,069 and $343,275 as of December 26, 2025 and March 28, 2025, respectively. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period and has been classified as Level 2 within the fair value hierarchy.

5. Trade Accounts Receivable, net

Trade accounts receivable, net, consisted of the following:

	December 26, 2025	March 28, 2025
Trade accounts receivable	$149,347	$119,071
Less:
Provision for expected credit losses	(1,192)	(618)
Returns and sales allowances	(48,504)	(33,855)
Total	$99,651	$84,598

The change in the provision for expected credit losses was not material for the periods presented.

6. Inventories

Inventories include materials, labor and overhead and consisted of the following:

	December 26, 2025	March 28, 2025
Raw materials and supplies	$9,826	$7,354
Work in process	127,850	127,651
Finished goods	40,519	48,909
Total	$178,195	$183,914

The Company recorded inventory provisions totaling $3,011 and $6,991 for the three- and nine-month periods ended
December 26, 2025, respectively, and $2,739 and $7,226 for the three- and nine-month periods ended December 27, 2024, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

7. Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost and consisted of the following:

	December 26, 2025	March 28, 2025
Land	$25,245	$25,175
Buildings, building improvements and leasehold improvements	66,618	66,258
Machinery and equipment	700,191	670,902
Office equipment	7,492	6,677
Right-of-use asset	8,950	8,182
Construction in progress	45,714	51,580
Total	854,210	828,774
Less accumulated depreciation	(553,349)	(525,855)
Total	$300,861	$302,919

Total depreciation expense amounted to $9,933 and $28,708 for the three- and nine-month periods ended December 26, 2025, respectively, and $9,409 and $28,443 for the three- and nine-month periods ended December 27, 2024, respectively. Total amortization expense for the right-of-use asset amounted to $349 and $1,040 for the three- and nine-month periods ended
December 26, 2025, respectively, and $351 and $1,049 for the three- and nine-month periods ended December 27, 2024, respectively.

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

The Company classified various units of machinery and equipment as held for sale, as management approved a plan in the fourth quarter of fiscal year 2025 to market these assets to third-party buyers. The planned disposal of these assets does not constitute a strategic shift in the Company’s operations and therefore does not meet the discontinued operations criteria. These assets are intended to be sold within one year of their designation as held for sale. Assets held for sale are measured at the lower of carrying value or the fair value less cost to sell. At December 26, 2025 and March 28, 2025, the value of these assets was measured at $11,928 and $16,508, respectively.

During the three-month period ended December 26, 2025, management identified various assets that no longer meet the held for sale classification criteria as management no longer has the intent to sell the assets as it was determined the assets would be needed to support production activities. As a result of the change in circumstances, for each asset identified as no longer meeting the held for sale criteria, the Company reclassified to held and used the carrying amount before the asset was classified as held for sale (“unadjusted carrying value”) less an adjustment for depreciation expense that would have been recognized had the asset been continuously classified as held and used. The total unadjusted carrying value of assets identified as no longer meeting the held for sale criteria was $4,580. The depreciation adjustment to the unadjusted carrying amount was immaterial.

8. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 28, 2025	$202,475
Foreign currency translation	1,017
Balance at December 26, 2025	$203,492

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Intangible assets, net, were as follows:

	December 26, 2025
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$52,498	$(28,877)	$23,621
Customer relationships	15,242	(4,981)	10,261
Completed technologies	255,618	(46,938)	208,680
Indefinite-lived process technology and trademarks	2,276	—	2,276
Trademarks and other	95	(95)	—
Total	$325,729	$(80,891)	$244,838

	March 28, 2025
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$49,749	$(25,710)	$24,039
Customer relationships	14,964	(4,102)	10,862
Completed technologies	255,588	(30,648)	224,940
Indefinite-lived process technology and trademarks	2,274	—	2,274
Trademarks and other	86	(86)	—
Total	$322,661	$(60,546)	$262,115

Intangible assets amortization expense was $6,719 and $20,080 for the three- and nine-month periods ended
December 26, 2025, respectively, and $6,363 and $19,086 for the three- and nine-month periods ended December 27, 2024, respectively.

9. Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	December 26, 2025	March 28, 2025
Term Loan Facility	$285,000	$345,000
Unamortized debt issuance costs	(4,341)	(6,071)
Total loans outstanding	280,659	338,929
Finance lease liabilities	7,055	7,197
Total debt	287,714	346,126
Current portion of long-term debt and finance lease liabilities	(1,556)	(1,423)
Total long-term debt and finance lease liabilities, less current portion	$286,158	$344,703

Revolving Credit Facility under the 2023 Revolving Credit Agreement

On June 21, 2023, the Company entered into a Credit Agreement dated as of June 21, 2023 (as amended, restated, supplemented or otherwise modified, refinanced or replaced from time to time, the “2023 Revolving Credit Agreement”) by and among the Company, Allegro MicroSystems, LLC (“AML”), lending institutions from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as the administrative agent and the collateral agent, that provided for a $224,000 revolving credit facility, which included a $20,000 letter of credit subfacility. On August 6, 2024, upon entry into Amendment No. 2 (the “Second Amendment”) to the 2023 Revolving Credit Agreement, the total capacity of the revolving credit facility was increased to $256,000, and the Second Amendment also provided for a new $400,000 tranche of term loans maturing in 2030 (the “2024 Term Loans”), which were paid in full in connection with entry into the Third Amendment (as defined below). The revolving credit facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate, or (z) the one-month Term SOFR plus 1.00% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. Issuance costs related to the revolving credit facility were not significant. As of December 26, 2025, there were no outstanding borrowings under the revolving credit facility.

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

The Company was in compliance with the revolving credit facility covenants as of December 26, 2025.

Refinancing and Repricing of Term Loans

On February 6, 2025, the Company entered into Amendment No. 3 (the “Third Amendment”) to the 2023 Revolving Credit Agreement. The Third Amendment provided for a new $375,000 tranche of term loans maturing in 2030 (the “2025 Refinanced Loans”), the proceeds of which were used, in relevant part, to (i) refinance all outstanding borrowing under the 2024 Term Loans, (ii) pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The 2025 Refinanced Loans amortized at a rate of 0.00% per annum. The 2025 Refinanced Loans bore interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time plus 2.00% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.00%. The 2025 Refinanced Loans will mature on October 31, 2030. The Company incurred costs of $1,090 in connection with the Third Amendment.

Payments of $25,000, $10,000, and $25,000 were applied to the outstanding balance of the 2025 Refinanced Loans on
April 30, 2025, May 30, 2025 and July 31, 2025, respectively.

The Company was in compliance with its debt covenants as of December 26, 2025.

Subsequent to quarter end, on January 21, 2026, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the 2023 Revolving Credit Agreement. The Fourth Amendment provided for a new $285,000 tranche of term loans maturing in October 2030 (the “2026 Refinanced Loans”), the proceeds of which were used, in relevant part, to refinance all outstanding borrowing under the 2025 Refinanced Loans. The 2026 Refinanced Loans amortize at a rate of 0.00% per annum. The 2026 Refinanced Loans bear interest, at the Company’s option, at a rate equal to (i) Term SOFR in effect from time to time plus 1.75% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 0.75%. The 2026 Refinanced Loans will mature on October 31, 2030.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

11. Net Income (Loss) per Share

The following table sets forth the basic and diluted net income (loss) attributable to Allegro MicroSystems, Inc. per share:

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net income (loss) attributable to Allegro MicroSystems, Inc.	$8,299	$(6,860)	$1,591	$(58,210)

Basic weighted average common shares	185,172,199	184,011,189	184,944,427	188,886,583
Dilutive effect of common stock equivalents	1,036,059	—	1,054,174	—
Diluted weighted average common shares	186,208,258	184,011,189	185,998,601	188,886,583

Basic net income (loss) per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.04	$(0.04)	$0.01	$(0.31)
Diluted net income (loss) per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.04	$(0.04)	$0.01	$(0.31)

The computed net income (loss) per share for the three- and nine-month periods ended December 26, 2025 and
December 27, 2024 does not assume conversion of securities that would have an antidilutive effect on net income (loss) per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net income (loss) per share, as such securities would have an antidilutive effect on net income (loss) per share if the Company had reported net income for those periods:

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
RSUs	71,765	1,844,336	12,018	1,410,165
PSUs	430	582,200	—	458,054

The following table represents issued and issuable weighted average share information underlying our outstanding RSUs and PSUs for the three- and nine-month periods ended December 26, 2025 and December 27, 2024.

	Three-Month Period Ended	Nine-Month Period Ended
	December 26, 2025	December 26, 2025
RSUs	813,704	767,603
PSUs	222,355	286,571
Total	1,036,059	1,054,174

12. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the nine-month period ended December 26, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 28, 2025	2,330,344	$28.88
Granted	2,043,260	27.10
Issued	(984,603)	28.66
Forfeited	(173,368)	28.07
Outstanding at December 26, 2025	3,215,633	$27.86

As of December 26, 2025, total unrecognized compensation expense for awards issued was $62,901, which is expected to be recognized over a weighted-average period of 2.02 years. The total grant date fair value of RSUs vested was $28,215 for the nine-month period ended December 26, 2025.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Performance Stock Units

The following table summarizes the Company’s PSU activity for the nine-month period ended December 26, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 28, 2025	2,145,781	$24.86
Granted	538,943	28.89
Cancelled	(153,650)	24.32
Issued	(231,653)	27.80
Forfeited	(955,363)	22.52
Outstanding at December 26, 2025	1,344,058	$27.69

PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at December 26, 2025 was $17,038, which is expected to be recognized over a weighted-average period of 2.05 years. The total grant date fair value of PSUs vested was $6,439 for the nine-month period ended December 26, 2025.

The Company recorded pre-tax stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Cost of goods sold	$1,017	$802	$2,922	$2,180
Research and development	3,596	3,960	11,414	11,218
Selling, general and administrative	8,207	5,826	22,927	18,853
Total pre-tax stock-based compensation expense	$12,820	$10,588	$37,263	$32,251

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13. Income Taxes

The Company recorded the following income tax benefit in its condensed consolidated statements of operations:

	Three-Month Period Ended		Nine-Month Period Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Income tax benefit	$(7,868)	$(803)	$(13,997)	$(9,233)
Effective tax rate	(1,592.7)%	10.6%	114.6%	13.7%

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

In 2017, the Tax Cuts and Jobs Act (“TCJA”) introduced significant U.S. corporate tax reform to the U.S. Internal Revenue Code (the “Code”), including a requirement to capitalize domestic and foreign research and development expenditures incurred in fiscal years 2023 through 2025. The capitalized amounts were required to be amortized over five and 15 years, respectively. On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law, and in general, it extended and modified many of the TCJA provisions of the Code. Specifically, the OBBB provided options to taxpayers such as (i) restoring the ability to immediately expense domestic research and development expenditures (“R&D”), (ii) providing a one-time election to accelerate the deduction of previously capitalized domestic R&D over a two-tax year period (“Accelerated R&D Amortization Election”), (iii) reinstating Section 59(e) of the Code to allow domestic R&D to be capitalized and amortized over 10 years, and (iv) updating Section 280(c) of the Code, which reduces the benefit of the Section 41 R&D Credit. The OBBB changes, especially the Accelerated R&D Amortization Election, result in a current year reduction of the U.S. cash taxes, FDII deduction, and R&D credit benefits. The Company continues to evaluate the tax impact of the various OBBB provisions, elections, and forthcoming guidance.

The change in the effective tax rates for the three- and nine-month periods, primarily results from a decrease in GAAP loss before taxes and the OBBB tax impacts described above.

14. Restructuring

In January 2025, management committed to a plan that included repositioning to high growth and lower cost regions and further consolidation of leased facilities in an effort to optimize its cost structure. The Company incurred $754 and $2,328 of severance and other related restructuring costs, net of non-cash adjustments, associated with this restructuring during the three- and nine-month periods ended December 26, 2025, respectively, bringing cumulative costs to $8,088. The Company made immaterial cash payments in the three- and nine-month periods ended December 26, 2025. The Company’s accrual for severance and other employee-related benefits amounted to $134 at December 26, 2025 and is reported in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The restructuring is materially complete and the Company does not expect to incur additional material charges.

In June 2025, the Company further consolidated leased facilities and optimized its cost structure through repositioning its workforce to high growth markets and rebalancing its workforce to lower cost markets, incurring $3,132 and $6,278 of charges associated with the additional restructuring activities during the three- and nine-month periods ended December 26, 2025, respectively. The Company made immaterial cash payments in the three- and nine-month periods ended December 26, 2025. The Company’s accrual for severance and other employee-related benefits amounted to $939 at December 26, 2025 and is reported in accrued expenses and other current liabilities in the Company’s condensed consolidated balance sheets. The Company currently estimates future charges for this restructuring of approximately $4,200, primarily related to severance and other employee-related benefits as well as charges related to real estate actions. The Company expects the incremental restructuring to be materially complete by the end of fiscal year 2026.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

15. Related Party Transactions

Share repurchase transactions with Sanken Electric Co., Ltd. (“Sanken”)

On July 23, 2024, the Company entered into a share repurchase agreement with Sanken (the “Share Repurchase Agreement”) pursuant to which the Company agreed to repurchase 38,767,315 shares of the Company’s common stock from Sanken in a privately negotiated transaction at a price per share equal to the price per share at which the underwriters in a public underwritten equity offering of shares of our common stock would purchase the shares (the “Equity Offering”). The repurchase of shares of common stock occurred in two separate closings, with the first closing taking place after the closing of the Equity Offering (the “First Closing”) and the second closing occurring after the receipt of the proceeds from borrowings under the 2024 Term Loans (the “Second Closing”). The First Closing of the share repurchase was conditioned upon the closing of the Equity Offering and certain other conditions, and the Second Closing of the share repurchase was conditioned upon the receipt of net proceeds of no less than $300,000 from the 2024 Term Loans. Pursuant to the terms of the Share Repurchase Agreement, Sanken reimbursed the Company for the expenses incurred by the Company in connection with the transactions contemplated by the Share Repurchase Agreement, and paid a facilitation fee of $35,000, which was recorded within additional paid-in-capital with the consolidated statements of changes in equity.

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

On August 7, 2024, the Company completed the Second Closing under the Share Repurchase Agreement, repurchasing 10,017,315 shares of the Company’s common stock for aggregate cash consideration of $225,549, which was the Equity Offering price, less underwriting discounts and reimbursable transaction expenses. As described above, the Company used a portion of the proceeds from the 2024 Term Loans and existing cash on hand to complete the Second Closing. The shares repurchased in the Second Closing were also retired.

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

Other transactions involving Sanken

Although certain costs were shared or allocated, cost of goods sold and gross margins attributable to related party sales were consistent with those of third-party customers. There were no trade accounts receivables, net, from Sanken as of December 26, 2025 or March 28, 2025. There were no other accounts receivable from Sanken as of December 26, 2025 and March 28, 2025, respectively.

As of December 26, 2025, Sanken held approximately 32.2% of the Company’s outstanding shares of common stock.

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

On March 31, 2025, the Company and Sanken entered into an amendment to the Short-Term Distribution Agreement to extend the term by 12 months. No payments were made by the Company to Sanken under the Short-Term Distribution Agreement or the Consulting Agreement in the three- or nine-month periods ended December 26, 2025.

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

Other transactions involving PSL

The Company purchases in-process products from PSL. Purchases of various products from PSL totaled $12,408 and $29,802 for the three- and nine-month periods ended December 26, 2025, respectively, and $11,533 and $40,867 for the three- and nine-month periods ended December 27, 2024, respectively. Accounts payable to PSL included in amounts due to related party, net totaled $4,749 and $6,535 as of December 26, 2025 and March 28, 2025, respectively.

The Company recorded a net loss of $3,564 and $6,717 for the three- and nine-month periods ended December 26, 2025, respectively, and net income of $728 and $395 for the three- and nine-month periods ended December 27, 2024, respectively, related to the Company’s partnership investment in PSL.

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

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and nine-month periods ended December 26, 2025 and December 27, 2024 relate to the 13- and 39-week periods ended December 26, 2025 and December 27, 2024, respectively. All references to “2026,” “fiscal year 2026” or similar references relate to the 52-week period ending March 27, 2026. All references to “2025,” “fiscal year 2025” or similar references relate to the 52-week period ended March 28, 2025.

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

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio includes more than 1,500 products, and we ship over 1.5 billion units annually to more than 10,000 customers worldwide. During the three- and nine-month periods ended December 26, 2025, we generated $229.2 million and $646.9 million in total net sales, respectively, with $8.4 million and $1.8 million in net income, respectively. During the three- and nine-month periods ended December 27, 2024, we generated $177.9 million and $532.2 million in total net sales, respectively, with $6.8 million and $58.0 million in net losses, respectively.

Business Updates

On January 21, 2026, we entered into Amendment No. 4 (the “Fourth Amendment”) to the Credit Agreement dated as of June 21, 2023 (as amended, restated, supplemented or otherwise modified, refinanced or replaced from time to time, the “2023 Revolving Credit Agreement”) by and among the Company, Allegro MicroSystems, LLC (“AML”), lending institutions from time to time party thereto, and Morgan Stanley Senior Funding, Inc., as the administrative agent and the collateral agent. The Fourth Amendment provided for a new $285,000 tranche of term loans maturing in October 2030 (the “2026 Refinanced Loans”), the proceeds of which were used, in relevant part, to refinance all outstanding borrowing under the 2025 Refinanced Loans (as defined in Note 9, “Debt and Other Borrowings” to the unaudited condensed consolidated financial statements included in this Quarterly Report). The 2026 Refinanced Loans amortize at a rate of 0.00% per annum. The 2026 Refinanced Loans bear interest, at our option, at a rate equal to (i) Term SOFR in effect from time to time plus 1.75% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 0.75%. The 2026 Refinanced Loans will mature on October 31, 2030.

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

Results of Operations

Three-Month Period Ended December 26, 2025 Compared to Three-Month Period Ended December 27, 2024

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended December 26, 2025 and December 27, 2024.

	Three-Month Period Ended		Three-Month Period Ended		Change
	December 26, 2025	As a % of Net Sales	December 27, 2024	As a % of Net Sales	$	%*
		(Dollars in thousands)
Total net sales	$229,210	100.0%	$177,872	100.0%	$51,338	28.9%
Cost of goods sold	122,109	53.3%	96,657	54.3%	25,452	26.3%
Gross profit	107,101	46.7%	81,215	45.7%	25,886	31.9%
Operating expenses:
Research and development	52,878	23.1%	43,317	24.4%	9,561	22.1%
Selling, general and administrative	44,649	19.5%	37,939	21.3%	6,710	17.7%
Total operating expenses	97,527	42.5%	81,256	45.7%	16,271	20.0%
Operating income (loss)	9,574	4.2%	(41)	(0.0)%	9,615	NM
Other (expense) income:
Interest expense	(4,910)	(2.1)%	(7,762)	(4.4)%	2,852	(36.7)%
Interest income	114	0.0%	388	0.2%	(274)	(70.6)%
Other expense, net	(4,284)	(1.9)%	(187)	(0.1)%	(4,097)	NM
Income (loss) before income taxes	494	0.2%	(7,602)	(4.3)%	8,096	(106.5)%
Income tax benefit	(7,868)	(3.4)%	(803)	(0.5)%	(7,065)	879.8%
Net income (loss)	8,362	3.6%	(6,799)	(3.8)%	15,161	(223.0)%
Net income attributable to non-controlling interests	63	0.0%	61	0.0%	2	3.3%
Net income (loss) attributable to Allegro MicroSystems, Inc.	$8,299	3.6%	$(6,860)	(3.9)%	$15,159	(221.0)%
*NM = Not meaningful

Total net sales

Total net sales increased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024. The increase was primarily driven by e-Mobility products, which includes our advanced driver assistance systems (“ADAS”) and components for electrified and hybrid vehicles (“xEV”), data center applications, internal combustion engine products, and industrial automation and robotics products, partially offset by a decrease in broad-based industrial products and personal and industrial transport products.

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

	Three-Month Period Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(Dollars in thousands)
Automotive	$164,543	$128,637	$35,906	27.9%
Industrial and Other	64,667	49,235	15,432	31.3%
Total net sales	$229,210	$177,872	$51,338	28.9%

Automotive net sales increased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024, primarily due to growth in e-Mobility products and internal combustion engine products.

Industrial and Other net sales increased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024, primarily due to increases in demand for data center applications and industrial automation and robotics products, partially offset by a decrease in broad-based industrial products and personal and industrial transport products.

Sales trends by product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”)	$137,771	$113,842	$23,929	21.0%
Power integrated circuits (“PIC”)	91,439	64,030	27,409	42.8%
Total net sales	$229,210	$177,872	$51,338	28.9%

The increase in PIC sales was primarily driven by an increase in demand for our motor and high performance power products. The increase in MS sales was primarily due to an increase in demand for our current and isolator products, as well as our magnetic speed and position sensors.

Sales trends by geographic location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(Dollars in thousands)
Americas:
United States	$21,847	$19,229	$2,618	13.6%
Other Americas	11,164	5,899	5,265	89.3%
EMEA:
Europe	25,948	27,296	(1,348)	(4.9)%
Asia:
Greater China	68,461	50,378	18,083	35.9%
Japan	39,865	36,812	3,053	8.3%
South Korea	19,954	17,152	2,802	16.3%
Other Asia	41,971	21,106	20,865	98.9%
Total net sales	$229,210	$177,872	$51,338	28.9%

Other Asia net sales increased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024, in both Automotive and Industrial and Other applications, primarily in data center applications, partially offset by declines in broad-based industrial products. Greater China net sales increased primarily driven by an increase in ADAS and xEV components. Other Americas net sales increased in both Automotive and Industrial and Other applications, primarily in ADAS. Japan net sales increased in Automotive applications, primarily in xEV components, partially offset with a decrease in personal and industrial transport products. South Korea net sales increased primarily in internal combustion engine products. United States net sales increased in Automotive applications, primarily in internal combustion engine products, partially offset by declines in broad-based industrial products.

Cost of goods sold

Cost of goods sold increased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024, primarily due to higher production volume in support of higher product sales.

Cost of goods sold as a percentage of our total net sales was 53.3% and 54.3% for the three-month periods ended December 26, 2025 and December 27, 2024, respectively. The decrease was primarily due to the increase in net sales.

Gross profit and gross margin

Gross profit increased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024, primarily due to the increase in net sales and a change in product mix.

Gross margin was 46.7% and 45.7% for the three-month periods ended December 26, 2025 and December 27, 2024, respectively. The increase was primarily due to the increase in net sales and a change in product mix.

Research and development expenses

Research and development (“R&D”) expenses increased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024, primarily due to the increase in personnel costs, including the projected funding of the annual incentive program.

R&D expenses as a percentage of our total net sales was 23.1% and 24.4% for the three-month periods ended December 26, 2025 and December 27, 2024, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by the increase in the projected funding of the annual incentive program.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024, primarily due to an increase in personnel costs, including the projected funding of the annual incentive program.

SG&A expenses as a percentage of our total net sales was 19.5% and 21.3% in the three-month periods ended December 26, 2025 and December 27, 2024, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by an increase in the projected funding of the annual incentive program.

Interest expense

Interest expense decreased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024. The decrease is due to the voluntary payments applied to the outstanding balance of the 2025 Refinanced Loans.

Interest income

Interest income decreased in the three-month period ended December 26, 2025 compared to the three-month period ended December 27, 2024, primarily due to lower cash and cash equivalents balances.

Other expense, net

The foreign currency loss recorded in the three-month period ended December 26, 2025 was primarily due to the U.S. Dollar impact on transactions in the Philippines. The foreign currency loss recorded in the three-month period ended December 27, 2024 was primarily due to realized and unrealized losses from our Philippine location.

We recorded a net loss of $3.6 million related to our equity investment in Polar Semiconductor, LLC (“PSL”) in the three-month period ended December 26, 2025.

Income tax benefit

Income tax benefit and the effective income tax rate were approximately $7.9 million and (1,592.7)%, respectively, in the three-month period ended December 26, 2025, compared to income tax benefit and effective income tax rate of approximately $0.8 million and 10.6%, respectively, in the three-month period ended December 27, 2024. The change in the effective tax rate for the three-month period ended December 26, 2025, compared to the three-month period ended December 27, 2024 primarily resulted from a decrease in GAAP loss before taxes and the One Big Beautiful Bill Act (“OBBB”) impacts described in Note 13, “Income Taxes” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Nine-Month Period Ended December 26, 2025 Compared to Nine-Month Period Ended December 27, 2024

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the nine-month periods ended December 26, 2025 and December 27, 2024.

	Nine-Month Period Ended		Nine-Month Period Ended		Change
	December 26, 2025	As a % of Net Sales	December 27, 2024	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales	$646,909	100.0%	$532,182	100.0%	$114,727	21.6%
Cost of goods sold	349,214	54.0%	290,534	54.6%	58,680	20.2%
Gross profit	297,695	46.0%	241,648	45.4%	56,047	23.2%
Operating expenses:
Research and development	150,269	23.2%	132,031	24.8%	18,238	13.8%
Selling, general and administrative	134,349	20.8%	116,221	21.8%	18,128	15.6%
Total operating expenses	284,618	44.0%	248,252	46.6%	36,366	14.6%
Operating income (loss)	13,077	2.0%	(6,604)	(1.2)%	19,681	(298.0)%
Other (expense) income:
Interest expense	(16,999)	(2.6)%	(23,492)	(4.4)%	6,493	(27.6)%
Interest income	507	0.1%	1,302	0.2%	(795)	(61.1)%
Loss on change in fair value of forward repurchase contract	—	—%	(34,752)	(6.5)%	34,752	(100.0)%
Other expense, net	(8,799)	(1.4)%	(3,712)	(0.7)%	(5,087)	137.0%
Loss before income taxes	(12,214)	(1.9)%	(67,258)	(12.6)%	55,044	(81.8)%
Income tax benefit	(13,997)	(2.2)%	(9,233)	(1.7)%	(4,764)	51.6%
Net income (loss)	1,783	0.3%	(58,025)	(10.9)%	59,808	(103.1)%
Net income attributable to non-controlling interests	192	0.0%	185	0.0%	7	3.8%
Net income (loss) attributable to Allegro MicroSystems, Inc.	$1,591	0.2%	$(58,210)	(10.9)%	$59,801	(102.7)%

Total net sales

Total net sales increased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024. The increase was primarily driven by e-Mobility products, which includes ADAS and xEV components, data center applications, medical applications, industrial automation and robotics and internal combustion engine products, partially offset by a decrease in consumer products, personal and industrial transport products and safety, comfort and convenience applications.

Sales trends by market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Nine-Month Period Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(Dollars in thousands)
Automotive	$464,652	$395,711	$68,941	17.4%
Industrial and Other	182,257	136,471	45,786	33.5%
Total net sales	$646,909	$532,182	$114,727	21.6%

Automotive net sales increased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024, primarily due to an increase in demand for e-Mobility products, which includes ADAS and xEV components, as well as our internal combustion engine products, partially offset by a decrease in safety, comfort and convenience applications.

Industrial and Other net sales increased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024, primarily due to an increase in demand for data center applications, medical applications, and industrial automation and robotics, partially offset by a decrease in consumer products.

Sales trends by product

The following table summarizes net sales by product.

	Nine-Month Period Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(Dollars in thousands)
MS	$397,657	$357,651	$40,006	11.2%
PIC	249,252	174,531	74,721	42.8%
Total net sales	$646,909	$532,182	$114,727	21.6%

The increase in PIC sales was primarily driven by an increase in demand for our motor and high performance power products. The increase in MS sales was primarily due to an increase in demand for our current and isolator products, magnetic speed sensors and our tunneling magnetoresistance sensor solutions.

Sales trends by geographic location

The following table summarizes net sales by geographic location based on ship-to location.

	Nine-Month Period Ended		Change
	December 26, 2025	December 27, 2024	Amount	%
	(Dollars in thousands)
Americas:
United States	$69,541	$69,235	$306	0.4%
Other Americas	32,263	17,549	14,714	83.8%
EMEA:
Europe	84,626	81,482	3,144	3.9%
Asia:
Greater China	187,910	131,233	56,677	43.2%
Japan	109,079	115,171	(6,092)	(5.3)%
South Korea	57,977	57,096	881	1.5%
Other Asia	105,513	60,416	45,097	74.6%
Total net sales	$646,909	$532,182	$114,727	21.6%

Greater China net sales increased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024, primarily driven by ADAS and xEV components, industrial automation and robotics products, safety, comfort and convenience applications and data center applications, partially offset by a decrease in consumer products. Other Asia net sales increased in data center applications, medical applications and safety, comfort and convenience applications, partially offset by a decrease in consumer products. Other Americas net sales increased in both Automotive and Industrial and Other applications, primarily in ADAS components and clean energy applications. Europe net sales increased primarily in Automotive markets, driven by ADAS components, as well as growth in industrial automation and robotics, partially offset by decreases in clean energy applications, consumer products, and safety, comfort and convenience applications. Japan net sales declined primarily in safety, comfort and convenience applications and personal and industrial transport products, partially offset by an increase in data center applications.

Cost of goods sold

Cost of goods sold increased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024, primarily due to higher production volume in support of higher product sales and foreign currency impact.

Cost of goods sold as a percentage of our total net sales was 54.0% and 54.6% for the nine-month periods ended
December 26, 2025 and December 27, 2024, respectively. The decrease was primarily due to the increase in net sales.

Gross profit and gross margin

Gross profit increased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024, primarily due to the increase in net sales and a change in product mix.

Gross margin was 46.0% and 45.4% for the nine-month periods ended December 26, 2025 and December 27, 2024, respectively. The increase was primarily due to the increase in net sales and a change in product mix.

Research and development expenses

R&D expenses increased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024, primarily due to an increase in personnel costs, including the projected funding of the annual incentive program.

R&D expenses as a percentage of our total net sales was 23.2% and 24.8% for the nine-month periods ended
December 26, 2025 and December 27, 2024, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by an increase in the projected funding of the annual incentive program.

Selling, general and administrative expenses

SG&A expenses increased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024, primarily due to an increase in personnel costs, including the projected funding of the annual incentive program, outside service and legal fees.

SG&A expenses as a percentage of our total net sales was 20.8% and 21.8% in the nine-month periods ended
December 26, 2025 and December 27, 2024, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by an increase in the projected funding of the annual incentive program, outside service and legal fees.

Interest expense

Interest expense decreased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024. The decrease is due to the voluntary payments applied to the outstanding balance of the 2025 Refinanced Loans.

Interest income

Interest income decreased in the nine-month period ended December 26, 2025 compared to the nine-month period ended December 27, 2024, primarily due to lower cash and cash equivalents balances.

Loss on change in fair value of forward repurchase contract

We recorded a loss on change in fair value of a forward repurchase contract in the nine-month period ended December 27, 2024, due to the various settlement dates under the Share Repurchase Agreement.

Other expense, net

The foreign currency loss recorded in the nine-month period ended December 26, 2025 was primarily due to the U.S. Dollar weakening against various currencies, including the Euro and the Philippine Peso. The foreign currency loss recorded in the nine-month period ended December 27, 2024 was primarily due to the realized and unrealized losses from our Philippine location.

We recorded a net loss of $6.7 million related to our equity investment in PSL in the nine-month period ended
December 26, 2025. In the nine-month period ended December 27, 2024, we recorded a net loss of $2.8 million related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of the PSL Promissory Notes in connection with the PSL Closing, partially offset by $1.2 million of gains related to earnings in our money market fund deposits.

Income tax benefit

Income tax benefit and the effective income tax rate were approximately $14.0 million and 114.6%, respectively, in the nine-month period ended December 26, 2025, compared to income tax benefit and effective income tax rate of approximately $9.2 million and 13.7%, respectively, in the nine-month period ended December 27, 2024. The change in the effective tax rate for the nine-month period ended December 26, 2025, compared to the nine-month period ended December 27, 2024 was due to a decrease in GAAP loss before income taxes and the OBBB impacts described in Note 13, “Income Taxes” to the unaudited condensed consolidated financial statements included in this Quarterly Report.

Liquidity and Capital Resources

As of December 26, 2025, we had $155.2 million of cash and cash equivalents and $374.3 million of working capital, compared to $121.3 million of cash and cash equivalents and $370.8 million of working capital as of March 28, 2025. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2026 is to utilize cash on hand and capacity under our revolving credit facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of December 26, 2025, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the current fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Japan, India and Philippines in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 15, “Retirement Plans,” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements in the Company’s 2025 Annual Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the nine-month periods ended December 26, 2025 and December 27, 2024:

	Nine-Month Period Ended
	December 26, 2025	December 27, 2024
	(dollars in thousands)
Net cash provided by operating activities	$127,355	$41,560
Net cash used in investing activities	(21,160)	(34,245)
Net cash used in financing activities	(75,032)	(79,209)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,129	(1,305)
Net increase (decrease) in cash and cash equivalents and restricted cash	$32,292	$(73,199)

Operating Activities

Net cash provided by operating activities was $127.4 million in the nine-month period ended December 26, 2025, resulting primarily from a net income of $1.8 million and noncash charges of $88.9 million, further adjusted by a net increase in cash from a decrease in net operating assets and liabilities of $36.7 million. Noncash charges primarily included increases of $49.8 million for depreciation and amortization, $37.3 million of stock-based compensation, and $7.6 million for provisions for inventory and expected credit losses, partially offset by $8.0 million of deferred income taxes. The net decrease in operating assets and liabilities consisted of a $23.9 million increase in other changes in operating assets and liabilities, net, a $17.7 million decrease in prepaid expenses and other assets, and a $13.7 million increase in trade accounts payable, partially offset by a $15.6 million increase in trade accounts receivable, net, a $1.8 million decrease in net amounts due to related party and a $1.3 million increase in inventories. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year and timing of collections. Trade accounts payable increased, primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $2.4 million. The decrease in prepaid expenses and other assets was primarily due to the receipt of a tax refund and the additional planning related to the OBBB. The decrease in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in other changes in operating assets and liabilities, net was primarily the result of higher accrued income taxes and accrued personnel costs. The increase in inventories was primarily the result of the increase in production to support the increase in net sales.

Net cash provided by operating activities was $41.6 million in the nine-month period ended December 27, 2024, resulting primarily from a net loss of $58.0 million and noncash charges of $120.0 million, further adjusted by a net decrease in cash from an increase in net operating assets and liabilities of $20.4 million. Noncash charges primarily included increases of $48.6 million for depreciation and amortization, $34.8 million for loss on change in fair value of forward repurchase contract, $32.3 million of stock-based compensation, $7.5 million for provisions for inventory and expected credit losses and $6.6 million of other non-cash reconciling items, partially offset by $11.5 million of deferred income taxes. The net increase in operating assets and liabilities consisted of a $38.1 million increase in inventories, a $21.3 million decrease in other changes in operating assets and liabilities, net, partially offset by $34.4 million decrease in trade accounts receivable, net, a $5.5 million increase in trade accounts payable and a $0.6 million increase in net amounts due to related party. The decrease in trade accounts receivable, net, was primarily a result of decreased sales year-over-year. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $1.7 million. The increase in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in inventories was primarily the result of inventory builds of standard products to support anticipated sales growth. The increase in prepaid expenses and other assets was mostly due to higher long-term deposits and the timing of tax payments. The decrease in other changes in operating assets and liabilities, net was primarily the result of a reduction in accrued personnel costs due to the timing of payments pursuant to our annual incentive compensation plan.

Investing Activities

Net cash used in investing activities was $21.2 million in the nine-month period ended December 26, 2025, consisting of purchases of property, plant and equipment.

Net cash used in investing activities was $34.2 million in the nine-month period ended December 27, 2024, primarily consisting of purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $75.0 million in the nine-month period ended December 26, 2025, primarily consisting of $60.0 million of payments on our term loan, $10.4 million of taxes related to the net settlement of equity awards and $4.0 million of payments for intangible assets.

Net cash used in financing activities was $79.2 million in the nine-month period ended December 27, 2024, consisting of $853.9 million of repurchases of our common stock, $75.0 million of payments on our term loan and $12.8 million of taxes related to the net settlement of equity awards, partially offset by the issuance of common stock of $665.9 million, net proceeds of $193.5 million from the 2024 Term Loans, proceeds received in connection with the issuance of common stock under our employee stock purchase plan and proceeds received related to the quarterly payment from PSL on our related party loan.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2025. Based on the evaluation of our disclosure controls and procedures as of December 26, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

During the three-month period ended December 26, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulations S-K.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibit

10.1*†	Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation, as amended

10.2*†	Allegro MicroSystems, Inc. Non-Employee Director Deferred Compensation Plan

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLEGRO MICROSYSTEMS, INC.

Date: January 30, 2026	By:	/s/ Michael C. Doogue
Michael C. Doogue
President and Chief Executive Officer (principal executive officer)

Date: January 30, 2026	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)