Form 10-K
period 2026-03-27
ALLEGRO MICROSYSTEMS, INC.
filed 2026-05-21
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 27, 2026

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

As of September 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,703,521,114 based on the closing sale price as reported on The NASDAQ Stock Market LLC on such date.

As of May 18, 2026, the registrant had 186,222,406 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2026 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days of the end of the registrant’s fiscal year ended March 27, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•
our ability to maintain or improve our gross margins may be adversely affected by decreases in average selling prices of our products, increases in input costs, or shifts in product, customer or channel mix;
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
•
events beyond our control impacting us, our key suppliers or our manufacturing partners or other third-party suppliers of components, materials or subassemblies, including the Middle East conflicts;
•
our ability to develop new product features or new products in a timely and cost-effective manner;
•
our dependence on growth in the end markets that use our products, and the impact that slowdowns in such growth—including as a result of volatility in demand for emerging technologies or changes in government incentives—could have on our financial results;
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
•
our exposures to warranty claims, customer quality claims, product liability claims and product recalls;
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
•
the impact that future sales of our common stock by large stockholders, or the perception that such sales could occur, may have on the market price of our common stock;
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
•
the risks presented by the use of artificial intelligence, machine learning, and automated decision-making technologies (collectively, “AI Technologies”) by us and others;
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

PART I

Item 1. Business.

Our Mission

Our mission is to be the leader in global semiconductor technology with sensing and power solutions that drive electrification, automation, AI, and robotics forward.

Company Overview

The Company is a global leader in the design, development, and marketing of sensor integrated circuits (“ICs”) and application-specific power ICs that enable the sensing, motion control, and power management functions of complex electromechanical or power conversion systems. We primarily serve automotive and industrial markets, including advanced industrial markets such as AI data centers, robotics, and energy infrastructure, where our solutions enable customers to sense, move, and manage power with efficiency, precision, and reliability.

Our sensor ICs provide critical feedback for motion, position, speed, and electrical current sensing, while our power ICs control motors and manage power conversion and regulation across a wide range of applications. By embedding system-level intelligence directly into our products, we reduce the number of components required in a customer’s design while improving performance, energy efficiency, safety, and reliability. We believe our deep application knowledge, differentiated technology, and strong customer relationships enable us to deliver solutions that are more integrated, intelligent, and efficient than typical ICs.

Our portfolio includes the broadest range of magnetic sensor ICs in the industry, and we are the world’s leading supplier of magnetic sensor ICs by market share. Our portfolio includes more than 1,500 products, and we ship approximately 2.1 billion units annually to more than 15,000 customers worldwide.

Secular technology trends, including electrification, automation, AI data center expansion, and increasing energy efficiency, are driving growing demand for precision sensing and power solutions. In automotive markets, these trends are accelerating the adoption of electrified powertrains and safety-critical Advanced Driver Assistance Systems (“ADAS”), such as steering and braking systems. In industrial markets, these trends are driving greater power density, and increasing requirements for automation and thermal efficiency across AI data centers, robotics, and energy infrastructure. We believe these trends favor our differentiated sensing and power technologies and support sustained demand for our solutions.

Our technology leadership is built on decades of innovation across both magnetic sensor and power ICs. We develop highly differentiated solutions by combining proprietary circuit technologies, application-optimized packaging, and deep system-level expertise, supported by unique and proprietary wafer process technologies. Our specialized capabilities include high-temperature operation, high-speed and high-precision signal processing, and compliance with stringent automotive safety and reliability standards. These capabilities are enabled by our 120-volt (“120V”) capable Bipolar-CMOS-DMOS (“BCD”) wafer process technology, which integrates bipolar, complementary metal-oxide semiconductor (“CMOS”), and double-diffused metal-oxide semiconductor (“DMOS”) transistors on a single chip. This BCD wafer technology supports both sensing and power products and scales across multiple end markets.

This common technology foundation has enabled us to apply a consistent design and innovation blueprint across successive generations of products, establishing a strong competitive position in demanding automotive and industrial applications.

Within magnetic sensing, we offer the industry’s broadest portfolio of sensor ICs, spanning Hall-effect, giant magnetoresistive (“GMR”), and tunneling magnetoresistive (“TMR”) sensor technologies (together, “xMR”). We pioneered a systems-level approach that integrates value-added packaging elements, such as current-carrying conductors, magnets, and discrete components, along with precision analog circuits, intelligent digital logic, and calibration to develop specialized sensor ICs. This integration enables market-leading sensor ICs optimized for high-growth applications. We are among a limited number of semiconductor companies offering monolithic and high temperature rated TMR-based solutions, which provide higher sensitivity, low power consumption, and compact form factors. TMR is becoming a foundational element of our innovation strategy. An increasing percentage of new product development is focused on using TMR sensors to improve the performance or efficiency of hybrid electric vehicles (“HEV”s) and battery electric vehicles (“BEV”s) (together, “xEV”s), ADAS systems, and advanced robots.

In power ICs, we offer a comprehensive portfolio of high-performance solutions, including motor drivers, voltage regulators, isolated gate drivers (“IGD”), and power management ICs (“PMIC”s), built on our proprietary BCD process technology. We leverage a systems-level approach that integrates high-voltage power transistors with precision analog circuits, intelligent digital logic and control algorithms, and advanced power packaging, such as integrated capacitors and thermally enhanced leadframes, to develop specialized power solutions. This monolithic integration enables us to deliver market-leading efficiency, superior thermal performance, and high-temperature capability in compact form factors. We are a leader in high-voltage and high-current power ICs that incorporate embedded control algorithms to eliminate customer code development and reduce audible noise. Our power innovation strategy is increasingly focused on high-growth applications, where our integrated solutions improve power density and reliability in automotive, energy infrastructure, and industrial robotics.

We maintain our market leadership through deep, long-standing customer relationships, often collaborating early in the design cycle to address demanding performance, quality, and safety requirements. Our customer base includes virtually all major global automotive manufacturers, leading tier-one automotive suppliers, and a growing number of data center, automation, and robotics customers worldwide. We support customers through a global network of design, applications, and customer support centers across North America, South America, Asia, and Europe.

Our fabless, asset-light manufacturing model supports scalability, flexibility, and access to advanced manufacturing technologies to extend our market leadership. We design proprietary wafer technologies and then transfer and industrialize these technologies with external wafer fabrication partners around the globe. We also utilize a robust and scalable combination of internal and external assembly and test capabilities. To enhance regional agility and supply chain resilience, we are expanding regional supply chain capabilities, including localized manufacturing partnerships in multiple geographies, to support local customer demand and enhance overall supply chain resilience. We also maintain manufacturing relationships with Polar Semiconductor, LLC (“Polar”) in North America and various internal and external assembly and test partners across Asia to provide customers with flexibility in supply chain configurations. We believe this manufacturing strategy positions us to support long product life cycles, meet automotive-grade quality requirements, and scale efficiently across both automotive and industrial markets.

Our Market

Within the global semiconductor industry, we focus on the magnetic sensor and power IC markets, serving higher growth applications, primarily in automotive and industrial markets, including advanced industrial markets such as AI data centers, robotics, and energy infrastructure.

Automotive Focus Applications: xEV Powertrain and ADAS

We focus on vehicle electrification and automation, including xEV powertrains and the expanding adoption of ADAS. These trends are driving increased semiconductor content per vehicle and higher demand for both sensing and power solutions. The transition to electrified powertrains and 48V electrical architectures is increasing demand for our sensor and power products built on our proprietary 120V BCD process technology. Our 120V BCD-based solutions consolidate power management and protection, reducing component count and improving overall system reliability.

We are a leading provider of sensing and power solutions for vehicle electrification, building on decades of experience in powertrain efficiency and performance in conventional vehicles. Improving efficiency is critical as original equipment manufacturers (“OEMs”) seek to extend driving range, meet emissions regulations, and address heightened customer focus on environmental impact. As xEVs represent a growing share of global vehicle production, OEMs are redesigning systems to improve energy efficiency, creating opportunities for increased semiconductor content per vehicle. We believe our continued investment in research and development (“R&D”) positions us to drive both content expansion and market share gains in this high-growth focus area.

Our IGD portfolio provides additional content opportunities in xEV powertrains. Our first-to-market Power-Thru gate driver technology integrates an isolated DC-DC converter and an IGD into a single IC, reducing component count and improving efficiency compared to multi-chip solutions. This integration enables smaller printed circuit boards (“PCBs”) and more compact systems, such as on-board chargers and traction motor inverters. We continue to advance this technology to support high-voltage gallium nitride (“GaN”) and silicon carbide (“SiC”) solutions used in xEV power conversion systems.

Industry experts see ADAS adoption continuing to expand across vehicle classes globally, driven by demand for safety and automation features. Our sensor and power ICs are used in steering and braking systems that enable functions such as collision avoidance, lane-keep assist, automatic emergency braking, and self-parking. Even modest levels of automation utilize products across our portfolio, including sensors, PMICs, and motor drivers. We believe that our content per ADAS system will increase as ADAS architectures evolve from electric power steering to steer-by-wire systems and from electro-hydraulic braking to electro-mechanical braking systems. As these ADAS architectures become more sophisticated, more semiconductor content is required per system. While we are positioned for this long-term shift toward higher automation, we are currently capturing significant value in the existing market. Today, our solutions are already widely deployed in Level 1 and 2 ADAS systems across both xEV and internal combustion engine (“ICE”) vehicles, allowing us to participate in ADAS growth without reliance on full vehicle autonomy.

TMR technology, marketed under the XtremeSense™ brand, strengthens our sensor portfolio and is a pillar of our innovation strategy. TMR enables higher sensitivity, lower power consumption, faster response times, and smaller form factors compared to other magnetic technologies. TMR solutions are well-suited to support high-accuracy sensing in electric powertrains and safety-critical steering and braking systems.

Other Automotive Applications

ICE powertrains are expected to persist for the foreseeable future, either as standalone systems or as part of HEVs. OEMs continue to pursue improved fuel efficiency and reduced vehicle emissions. We remain a proven supplier supporting these objectives through decades of experience in ICE powertrain applications.

Our safety, comfort, and convenience business, commonly referred to as body electronics, continues to evolve alongside vehicle electrification. xEVs incorporate a growing number of motors, pumps, and fans, often in air or liquid cooling systems, thereby increasing our content opportunity per vehicle. We also enable safer and more energy-efficient interior and exterior lighting systems through continued innovation in LED driver products developed in close collaboration with customers.

Industrial Focus Applications: AI Data Center, Automation, and Robotics

The emergence of AI data centers is driving increased demand for our sensor and power ICs in both cooling and power supply applications. Our motor drivers are widely used in data center cooling systems, including fans and pumps, to provide air or liquid cooling of digital processors, power supplies, or network switches. Our fully integrated motor drivers reduce the number of components needed, lower energy consumption, and improve thermal efficiency.

In data center power supplies, our current sensor ICs improve efficiency and power density in power conversion systems, particularly as architectures transition to higher operating voltages such as 48V and 800V. Our galvanically isolated current sensors are well suited for these environments. We believe demand for our Hall-effect and TMR current sensors ICs will increase as data center power density requirements rise.

IGDs are also gaining traction in data center applications. Our compact, single-package gate driver solutions improve power density and efficiency and shrink the overall size of power conversion systems.

This momentum is reflected in our fiscal year 2026 performance, as data center sales represented an increasing percentage of our total revenue. Both motor drivers and current sensors contributed to fiscal year 2026 sales, while IGDs are being sampled and tested by customers for the next generation of data centers.

Factory automation and robotics represent additional high-growth opportunities driven by demand for precise motion control and energy-efficient systems. Robotics applications, including warehouse, industrial, collaborative, and humanoid robots, require high-accuracy, reliability, and safety specifications that align closely with our automotive ADAS heritage. We believe we are well positioned to leverage synergies across our sensor and power portfolios, including motor drivers as well as current, position, and angle sensors, to expand our presence in these emerging markets. Industrial customers value our rigorous quality standards and devices designed to perform reliably over long product lifecycles.

Other Industrial Markets

The other industrial markets comprise energy infrastructure, personal mobility, power tools, heavy transport equipment, medical, and consumer applications.

Energy infrastructure growth is being driven by the increased electrification of a variety of products and processes, government regulations to reduce emissions, and the rising power demands of AI data centers. Applications, including solar inverters, xEV charging infrastructure, and grid infrastructure seek the same efficiency and power density as xEVs. We enable more efficient use of grid-delivered power by supporting higher-voltage, higher-efficiency power architectures that reduce losses between the grid connection and the point of load. By deploying XtremeSense™ TMR current sensors and integrated power ICs, we enable smarter, more efficient power conversion and fault detection. These ICs are essential for managing the extreme load fluctuations and bidirectional energy flows inherent in the “Age of Electricity.” Our technology allows grid infrastructure to support significantly higher power densities while reducing energy waste.

Personal mobility applications, including two-wheelers, are experiencing electrification trends similar to larger automobiles and require compact, high-performance solutions with long product lifecycles. Our automotive-grade quality standards provide industrial customers with robust, high-performance solutions that have earned trust across markets.

Consumer applications include smart home products, gaming equipment, power tools, and personal medical devices. Our low-power XtremeSense™ TMR and Hall-effect sensors, along with efficient motor drivers, enable more energy-efficient consumer products with extended battery life.

Market Opportunity and Served Available Market (“SAM”)

Within our target markets, our growth opportunity extends beyond unit deployment and is increasingly driven by structural market shifts and long-term megatrends that expand semiconductor content per system. These trends include electrification, automation, AI data centers, and robotics, each of which is driving higher system power, greater architectural complexity, and increased requirements for sensing, control, and power management. As these markets evolve, growth is increasingly defined by rising content per system rather than unit volumes alone, expanding our SAM even in periods of moderated end-market growth.

Across these target automotive and industrial markets, our sensor and power ICs are frequently deployed together to deliver complete solutions for precision motion control and efficient power management. These integrated solutions enable smaller, more efficient electric motors, improved power density, enhanced safety, and reduced total system cost, while supporting increasing semiconductor content per system in our target applications.

We are a market share leader in magnetic sensor ICs and believe there is an opportunity to grow this foundational business by aligning our portfolio with the highest growth applications within magnetic sensing. The transition to xEVs, ADAS, AI data centers, and robotics is driving demand for precise, high-bandwidth current and position sensing to enable efficient power conversion and motor control, as well as compliance with increasingly stringent performance and safety requirements. Our XtremeSense™ TMR technology underpins differentiated products, including industry-leading 10 MHz current sensors designed to support fast-switching GaN and SiC power devices. As system architectures evolve, specifically through the transition to electro-mechanical braking in vehicles and the build-out of high-power AI data centers, the sensing intensity per system is increasing in both volume and value, resulting in content gains. Adoption of TMR and inductive angular position sensors is also increasing to enable precise motion control in ADAS and robotics systems.

We are also expanding our power IC portfolio to increase content in automotive and industrial applications where electrification and energy efficiency are driving design changes. xEVs require a growing number of motors to support pumps, fans, and safety-critical systems. Next-generation vehicle architectures, such as electro-mechanical braking and steer-by-wire, meaningfully increase power IC semiconductor content per system. In parallel, AI data centers continue to evolve toward higher rack power, increased airflow requirements, and advanced liquid cooling solutions. These shifts increase demand for efficient motor drivers and power solutions while enabling content growth that scales faster than end-market unit volumes.

We also see an opportunity to expand our presence in IGDs as power conversion architectures evolve across xEVs, AI data centers, and energy infrastructure. The accelerating adoption of SiC and GaN power devices reflects customer demand for higher efficiency, smaller system size, and improved thermal performance. Our IGDs are designed to enable efficient, reliable operation of these next-generation power systems, supporting higher power throughput and contributing to meaningful increases in semiconductor content per system.

The same content expansion dynamics are emerging across industrial automation and robotics. As robots become more capable and are deployed at greater scale, systems will increasingly require multiple motors, precise position sensing, and advanced power management within each joint and subsystem. These increasing per system requirements create opportunities for multiple Allegro devices within a single robotic platform and represent an additional long-term expansion of our SAM.

Company Strategy

Our strategy is built on delivering high-performance, differentiated IC solutions that solve our customers’ most complex challenges. By innovating with purpose, we extend our leadership in high-growth target markets. We are committed to expanding our global footprint to remain a premier provider of semiconductor power and sensing solutions, driving the next generation of motion control and energy-efficient systems across the automotive and industrial landscape.

Invest in R&D that is market-aligned and focused on targeted portfolio expansion

We believe continued investment in R&D across product design, automotive-grade wafer technology, and advanced IC packaging is critical to maintaining our competitive position. Structural technology shifts in automotive and industrial markets, including xEV, ADAS, AI data centers, and robotics, are driving demand for higher intelligence, greater energy efficiency, and more complex system architectures that align closely with our core competencies. Our deep understanding of customer end systems has enabled us to expand our sensor IC and power portfolios to address these evolving requirements. By aligning our R&D investments with high-growth technology trends and subjecting programs to disciplined return on investment (“ROI”) evaluation, we believe we can support sustained growth while maintaining attractive financial performance. A smaller portion of R&D investment is allocated to an in-house incubator with a higher risk-reward profile that explores new technologies with the potential to contribute significantly to Allegro’s long-term revenue.

Build on our automotive heritage to align our product development with the most rigorous applications and reliability expectations

We are a leading supplier of magnetic sensor and power ICs to the automotive market due to our deliberate focus on designing products to meet stringent automotive operating voltages, temperature ranges, and safety and reliability standards across the full product lifecycle, from design through manufacturing. By developing products from the outset to operate reliably in high-temperature and high-voltage environments, we have established a strong technical reputation with automotive OEMs and tier-one suppliers.

We believe our approach of using automotive standards as the baseline for product development positions us well as customers seek trusted suppliers to support increasingly complex and safety-critical systems, particularly in rapidly growing areas such as xEV powertrains and ADAS. These applications require higher performance, greater reliability, and longer product lifecycles, creating meaningful investment requirements for new competitors.

We leverage this automotive-grade expertise to address growing demand from industrial customers for rugged, high-reliability solutions in applications such as AI data centers, factory automation, and robotics. In our experience, products that meet or exceed stringent safety and reliability requirements tend to command higher average selling prices (“ASPs”) and exhibit slower ASP erosion over time compared to typical industry products.

Invest to lead in chosen markets and apply our intellectual property (“IP”) and technology to pursue adjacent growth markets

We intend to continue investing in technology development and our IP portfolio to maintain leadership in magnetic sensor ICs and expand our competitive position in power ICs across our target markets. We seek to maximize the return on these investments by leveraging proven technologies and existing R&D, sales, and support infrastructure to address adjacent, high-growth market opportunities with strong technical and customer overlap.

We apply our patented sensor and power-related IP to support increasing electronics content in automotive applications driven by the adoption of electrified powertrains and advanced safety systems. We are also investing in advanced current sensing, IGD, and sensorless motor control technologies to address AI data center applications, where rising power density and efficiency requirements align closely with our core capabilities. In addition, we are aligning our application domain expertise, smart sensor design, and power management and motor control algorithms to support the growing demand for electronics in industrial automation and robotics.

We believe this strategy of extending core technologies into adjacent markets enables us to expand our SAM while achieving higher returns on our R&D investments.

Sales operations and customer relationships

We sell our products globally through a combination of a direct sales force, distributors, and independent sales representatives. Our global sales infrastructure is designed to support customers through key account managers and regional technical and support centers located near customer operations. These centers enable us to work closely with customers as an extension of their design teams, providing early insight into system requirements and accelerating product adoption and ramp-up in customer designs.

We intend to continue to strengthen relationships with existing customers while enabling our channel partners to play a greater role in demand generation, customer support, and fulfillment for smaller, broad-based industrial customers. We believe expanding the role of our channel will allow us to further penetrate industrial markets and scale our business efficiently.

Our approach to the Chinese market emphasizes localized engineering engagement to drive innovation, regional supply chain capabilities, and close co-development with domestic OEMs, enabling deep customer partnerships and design wins based on our differentiated technology.

During fiscal year 2026, we reorganized our internal sales force to align by end market rather than geography. We believe this will further support sales growth across automotive and industrial markets.

Improve our gross margins through product innovation and cost optimization

We seek to improve profitability by introducing differentiated products with value-added features while reducing manufacturing costs through our fabless, asset-light operating model. We expect to continue enhancing our product mix by developing new products for growth markets where we believe we can generate higher ASPs and/or gross margins.

We also intend to deepen relationships with key foundry and manufacturing partners to apply our products and applications expertise in developing differentiated, cost-efficient wafer processes and packaging technologies. By leveraging the advanced manufacturing capabilities of our strategic suppliers, adopting more cost-effective packaging solutions, and optimizing the mix of internal and external assembly and test capacity, we believe we can reduce manufacturing costs, limit capital requirements, enhance supply reliability, and support continued growth.

We intend to continue selecting leading manufacturing partners to maintain product quality, ensure continuity of supply, and protect our IP.

Selectively pursue acquisitions and other strategic transactions

We evaluate and selectively pursue acquisitions and transactions as an integral part of our strategy to supplement organic growth. We focus on acquisitions that we believe will accelerate our growth in strategic focus areas, complement our expertise and customer base, and be accretive to our target financial models. Historical examples include our acquisitions of Crocus Technology International Corp. and Heyday Integrated Circuits.

Maintain sustainability efforts

We will continue to innovate with purpose, aiming to help address critical global challenges related to energy efficiency and vehicle emissions, as well as clean and renewable energy with our sensing and power management product portfolio. In addition, we strive to operate our business in a socially responsible and environmentally sustainable manner, with the goals of reducing costs, maintaining a dedication to social responsibility in our supply chain, and disclosing the environmental impact of our business operations.

Company Products and Solutions

Our product portfolio includes over 1,500 products across a range of high-performance analog mixed-signal semiconductors. We apply our deep technology know-how to deliver magnetic sensing IC and power IC solutions to:

•
Sense speed, position, angle and current to enable critical safety features in ADAS and optimize power density and efficiency in xEVs to extend driving range. Beyond the automotive market, our technologies enhance the performance and energy efficiency of AI data centers, factory automation, robotics, and energy infrastructure;
•
Regulate complex vehicle systems and manage high-voltage power through integrated PMICs and IGDs to enhance functional safety and power efficiency. Our solutions are engineered to significantly increase power density, thereby reducing overall system footprint, minimizing the use of raw materials, and lowering total system cost for our customers; and
•
Drive high-performance motors using our advanced motor drivers, powered by proprietary algorithms that deliver industry-leading reliability and energy efficiency. These solutions provide the precision control required for smooth operation with minimal audible noise and vibration, essential for both in-cabin motors for premium xEVs and the high-speed accuracy required of robotics.

Magnetic Sensor ICs

We offer what we believe to be the industry’s leading portfolio of magnetic sensor ICs. Our solutions are based on our monolithic Hall-effect, GMR and TMR technologies, which allow customers to develop contactless sensor solutions that reduce mechanical wear and provide greater measurement accuracy and system control. Our portfolio of magnetic sensor ICs includes the following:

•
Current Sensor ICs: Current sensor ICs measure current by detecting the magnetic field generated by a current carrying conductor. We offer a broad portfolio of current sensors designed to support a wide range of voltages and applications, enabling customers to monitor and protect electronic systems while improving energy efficiency. These products are used across automotive and industrial markets, including on-board chargers, DC-DC converters, inverters, industrial motors, solar inverters, robotics, AI data center power supplies and xEV charging infrastructure. Our XtremeSense™ TMR based current sensors deliver industry leading bandwidth, enabling high-performance SiC- and GaN-based power conversion in high voltage systems such as AI data centers and energy infrastructure.
•
Position Sensor ICs: Position sensor ICs provide high-precision analog or digital outputs to measure magnetic field intensity, establishing the exact position or angle required for complex motion control. These solutions are fundamental to the functional safety of ADAS power steering and braking systems, as well as the high-speed synchronization of xEV traction motors. By leveraging our proprietary XtremeSense™ TMR technology, we provide industry-leading resolution and advanced safety diagnostics essential for mission-critical motor position sensing in autonomous and electrified platforms. While these high-performance sensors continue to optimize the efficiency of advanced transmission and powertrain systems in traditional ICE vehicles to meet global emissions standards, our innovation is increasingly focused on the next generation of safe and sustainable mobility.
•
Speed Sensor ICs: Our high-precision speed sensor ICs and advanced high-performance xMR solutions provide critical digital data on rotation and direction for the next generation of safe, electrified, and automated mobility. These sensors can be essential for the functional safety of ADAS braking systems and the precise motion control required in industrial robotics. While our proprietary algorithms continue to support traditional powertrain optimization to meet global emissions standards, our portfolio is increasingly centered on enabling the autonomous and electrified future.

Power ICs

Our power IC portfolio includes high-temperature and high-voltage capable motor driver ICs, DC-DC voltage regulators, safety PMICs, LED driver ICs, and high-voltage IGDs. These power ICs allow our customers to design safer, smaller, and more power-efficient systems. We employ embedded algorithms that reduce the need for external software development, reduce audible noise, and increase start-up reliability in BLDC motors and fans. Our portfolio of power ICs includes the following:

•
Motor Driver ICs: Motor driver ICs contain the power drivers and the sequencing logic to drive the coils of a variety of motors. Our motor driver ICs utilize embedded algorithms to improve energy efficiency and motion control in various automotive motors, pumps, and fans. Our ICs also spin AI data center cooling fans and pumps, as well as motors for robotics, factory automation, medical devices, and home appliances.
•
Regulators, Safety PMICs and LED Driver ICs: Our portfolio of regulator ICs and PMICs is used extensively for DC-DC power conversion in advanced ADAS and powertrain systems. Our LED driver ICs and modules are used in smart automotive lighting systems to improve efficiency and reduce solution size.
•
IGDs: These devices typically combine an isolated DC-DC power supply and high-voltage gate drivers into a single package. They are designed to drive GaN and SiC switches in high-efficiency power conversion systems. Our IGDs enable applications that are smaller and more efficient than competing solutions, helping to shrink PCBs and reduce total system size and raw materials used in AI data centers, xEV powertrains, and energy infrastructure.

Examples of our IC products and their applications in end markets are set forth in the following table.

	Automotive Market IC Solutions	Industrial and Other Market IC Solutions
PRODUCTS	▪ Current sensors	▪ Current sensors
	▪ Position sensors	▪ Position sensors
	▪ Speed sensors	▪ Speed sensors
	▪ Motor drivers	▪ Motor drivers
	▪ LED drivers	▪ LED drivers
	▪ Regulators and PMICs	▪ Regulators and PMICs
	▪ IGDs	▪ IGDs
APPLICATIONS	▪ Electric motor powertrain and on-board charging systems for xEV	▪ Data center power delivery and cooling systems	▪ Smart home/internet of things
	▪ ADAS, active safety, including steering and braking systems	▪ Robotics, factory automation and Industrial motors	▪ Gaming devices
	▪ Engine management and transmission systems	▪ xEV charging infrastructure, solar power generation, and battery storage	▪ Power tools
	▪ Comfort and convenience including in-cabin motors, HVAC, and LED lighting	▪ Personal mobility	▪ Household appliances, including white goods
	▪ Body electronics, including wipers, door/window sensors, seat position and suspension	▪ Consumer-grade medical devices

Sustainability Initiatives

Our commitment to “Innovation with Purpose” is a core value that includes operating responsibly and sustainably. Our engineers are developing innovative solutions that address critical customer needs, such as improving efficiency in automotive and industrial systems and supporting the transition to more sustainable energy solutions. We believe that integrating ESG considerations into our business strategy is essential for long-term value creation and meeting the evolving expectations of our stakeholders, including our customers. We recognize that the regulatory landscape surrounding environmental and social issues is dynamic, and our approach may evolve over time as regulations and stakeholder expectations change.

Our ESG strategy is advanced through our five signature initiatives focused on our products, environmental impacts, supply chain, communities, and workforce. At the core of these initiatives is maximizing the positive impact of our products. We believe our ICs help address global challenges related to carbon dioxide (“CO2”) emissions, energy efficiency, and renewable energy across a variety of applications. For example, our products:

•
Improve energy efficiency in HEVs and BEVs;
•
Reduce vehicle emissions and improve fuel economy for ICE vehicles;
•
Bolster energy efficiency in next generation data center infrastructure; and
•
Enable energy management that is instrumental in renewable and smart energy applications.

In response to customer demand and as part of the Company’s aim to reduce costs and the environmental impact of our products throughout their lifecycle, we are investing in innovation while measuring and tracking emissions, waste, and water usage across our facilities. The Company has implemented several energy, water, and waste reduction projects at our sites. We also strive to adhere to international standards and regulations regarding manufacturing processes, business procedures, and product composition. Our Scope 1 and Scope 2 emissions, energy use, waste data, water consumption, and other key ESG metrics are publicly disclosed in our annual ESG Report and Carbon Disclosure Project questionnaires on climate change and water security and are available at www.allegromicro.com. Please note that the content on our website and in our ESG Report is not part of, nor incorporated by reference, into this Annual Report.

The Company is a member of the Responsible Business Alliance (“RBA”), the world’s largest industry coalition dedicated to corporate social responsibility in global supply chains. The Company’s subcontractors and direct materials suppliers must complete and sign the Company’s Supplier Code of Conduct, which addresses labor and human rights, worker health and safety, and environmental standards in alignment with the RBA. In the Company’s Supplier Code of Conduct, subcontractors and direct materials suppliers attest to holding ISO 14001 and ISO 45001 (or comparable) certifications or having a plan to become certified.

To support our commitment to ESG, we have established a cross-functional team led by our legal department to manage our ESG program (the “ESG Steering Committee”). Our ESG Steering Committee consists of key team members from various departments throughout the Company who are responsible for providing oversight of ESG risks and opportunities, guiding the Company through our multi-year ESG goal setting and roadmap implementation, and promoting supplier compliance with our global sustainability efforts. In addition, our ESG team updates senior management and the Nominating and Governance Committee of our Board of Directors (the “Board”) on a quarterly basis regarding ESG target setting, progress, risks, opportunities, regulatory preparedness, and other key focus areas. An ESG update is also provided annually to our full Board.

Sales, Marketing and Customer Support

We sell our products worldwide through multiple sales channels, including through our direct sales force, distributors and independent sales representatives, who resell our products to numerous end customers. We have a geographically diverse mix of sales. Our net sales made to distributors were approximately 55.0%, 50.7% and 52.9% of our net sales in fiscal years 2026, 2025 and 2024, respectively. Sales to our largest, non-affiliated distributor accounted for 9.4%, 9.3%, and 10.2% of our net sales in fiscal years 2026, 2025 and 2024, respectively.

Our direct sales force and field applications engineers provide our customers with specialized technical support. We believe that maintaining a close relationship with our customers and serving their specific technical needs improves their level of satisfaction and enables us to predict and influence their future product needs. We provide ongoing technical training to our distributor and sales representatives to keep them informed of our existing and new products.

We maintain an internal marketing organization that is responsible for increasing our brand awareness, promoting our products to prospective and existing customers, and driving demand for our products in the market. Our marketing organization’s responsibilities include the creative management of our website, market research and analytics, and development of demand generation strategies and materials, such as product announcements, press releases, brochures, training and videos, as well as securing thought leadership through published technical and trend articles and advertisements, and active engagement in key industry events and conferences.

Manufacturing and Raw Materials

Our fabless manufacturing strategy consists of a combined internal and external sourcing model. We operate as a fabless company for semiconductor wafer fabrications, relying entirely on third-party foundry partners. For our back-end manufacturing, we use a combination of internal and external resources. Our facility in the Philippines (“AMPI”) serves as our primary internal assembly and testing site. We supplement AMPI’s capacity with a network of external subcontractors located throughout the world. Additionally, we are expanding our regional manufacturing footprint by qualifying additional wafer foundries and outsourced semiconductor assembly and test (“OSAT”) partners in Asia, which enhances supply chain resilience and supports continuity of service to our regional customers.

Our manufacturing processes use raw materials, including silicon wafers, laminate substrates, lead frames, gold and copper wires, rare earth materials, including samarium used in our magnetic sensors, and molding compounds. We seek to obtain these materials from our suppliers in a timely manner to align our production with customer demand. We work closely with our key third-party suppliers, providing rolling forecasts to help ensure an adequate supply of materials and wafer capacity. However, these suppliers may extend lead times, limit supplies, or increase prices due to factors beyond our or their control, including geopolitical and international trade restrictions. Our reliance on this hybrid manufacturing model and our supply chain involves a number of risks, which are described in more detail under “Item 1A. Risk Factors.”

Customers

We sell our products to major global OEMs and their key suppliers, primarily in the automotive and industrial markets. We sold to more than 15,000 end customers, directly and through distributors, during each of fiscal years 2026, 2025 and 2024. Approximately half of our net sales during each of fiscal years 2026, 2025 and 2024 were derived from sales to our top 20 customers, which includes distributors. No end customer, including those served through our distributors, exceeded 10% of our net sales during fiscal years 2026, 2025 and 2024.

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

Over the last 10 years, we believe we have been instrumental in achieving fundamental developments that have enabled key technology transitions in the automotive and industrial markets. We believe we are one of very few suppliers in the semiconductor industry to integrate proprietary, high-performance motor control algorithms into our motion control devices to achieve optimized BLDC motor performance. We remain one of the few suppliers that has developed multiple packaging technologies capable of operating at temperatures of up to 175 degrees Celsius and incorporating the passive components and high-current conductors required to produce high-efficiency, high-voltage sensor and power products. We were also one of the first in our industry to develop automotive grade xMR technology on silicon wafers, which enabled breakthrough advances in product performance. This advanced technology is a key enabler across our strategic focus areas in the automotive and industrial markets as automation and energy efficient markets continue to transition to xMR.

We augment our internally generated intellectual property through a mix of licensed intellectual property, partnering with industry experts, and through acquisitions. For example, the two businesses we acquired in the past four years provide leading technology, including IGD and TMR, which will expand our SAM, most notably in BEV, AI data center and energy infrastructure.

Our global team of highly skilled engineers has extensive semiconductor development experience, including expertise in analog design, digital design, test, and process technology. As of March 27, 2026, we had approximately 760 employees dedicated to research and development, with centers in the United States, Europe, South America, and Asia. The efforts of our engineering team and our strategic acquisitions have resulted in further strengthening our position in our target markets.

We have also made significant investments in our core engineering capabilities, including improvements in tools to support greater engineering efficiency, as well as electrical component, magnetic performance, and thermal distribution modeling. We believe these improved tools enable us to more accurately evaluate and predict the performance of our designs, resulting in accelerated time-to-market for our products and satisfaction of our customers. Additionally, we are strategically integrating advanced AI and automation into our research and development lifecycle to streamline the chip design process, significantly enhancing engineering productivity and accelerating the time-to-market for our innovative product portfolio.

Our focus on meeting or exceeding the stringent automotive market safety and reliability requirements is fundamental to our research and development process. We anticipate that we will continue to make research and development investments in order to enhance our leadership position and expand our markets with innovative, high-quality products and services (as exemplified through our acquisitions of IGD and TMR technologies).

Process and Packaging Technology

Our product and technology development engineers have long-established expertise in designing mixed signal power and magnetic sensor ICs using proprietary semiconductor process technologies and intelligent packaging. By integrating these capabilities, we provide complete system solutions and robust performance required by the most stringent customers and automotive applications. These have the benefit of advancing the feature, function, and cost of ownership of our devices relative to those of our competitors. For example, we released a unique 120V and 175-degree Celsius capable BCD wafer technology designed to handle automotive voltage and temperature transients. This platform integrates high-density logic circuits and electrically erasable programmable read-only memory to enable configurable and embedded algorithms alongside various Hall-effect and xMR transducer technology on a single silicon wafer. These technologies are fundamental to the transition from 12V to 48V power supply required in the rapidly emerging HEV and BEV markets, and to the next generation of ADAS systems. These 48V and high-voltage capabilities are cornerstone technologies for our growth in xEV powertrain and ADAS safety systems, as well as in the rapidly expanding AI data center cooling and humanoid robotics markets. We further leveraged this leadership by industrializing our IGD portfolio with integrated transformers, providing a highly integrated, small-footprint solution for high-voltage power conversion for our global customers.

In choosing the process technology to be used to manufacture a new product, we seek to optimize the match between the process technology and the desired performance parameters of the product for our customers. Our current strategic semiconductor process innovations include the following:

Automotive Quality and Safety

We have developed, characterized, and qualified our wafer and package technologies to meet or exceed the rigorous automotive requirements that our customers demand. Robust development processes and guidelines have resulted in devices capable of exceeding the requirements of Automotive Electronics Council Q100 Automotive Grade 0 of 150 degrees Celsius, and our field failure rates are consistent with or better than customer requirements.

Integrated Transducers

One of our fundamental innovations is the integration of magnetic transducers and CMOS circuitry into one piece of silicon to create a complete, fully integrated system. Hall-effect elements are implanted in silicon, providing robust and low-noise solutions that are optimized for stress and temperature effects. Thin film, high-resolution xMR transducers are deposited directly on top of the low-noise bipolar and CMOS circuitry creating a more reliable solution than multi-chip solutions by reducing interconnects and solution area. To achieve the highest level of Automotive Safety Integrity Level (“ASIL”), we integrate xMR and Hall-effect transducers onto the same silicon to produce heterogeneous solutions capable of performing reliably in the most demanding automotive environments.

High-Voltage Technology

Our intellectual property, developed over decades of leadership in stringent automotive applications, combines advanced mixed-signal integration with proprietary high-voltage solutions. A key differentiator of our technology is the monolithic integration of 120V capable power transistors with embedded digital logic and precision analog circuits. This integration significantly reduces the bill of materials and shrinks the PCB for our customers while delivering the most efficient and quietest motor control solutions in the market. As the industry transitions to 800V+ architectures in both xEVs and AI data centers, we have leveraged our deep expertise in high-voltage materials and advanced isolation to develop and ship millions of specialized high-voltage packages. This proven capability in high-voltage packaging and sensing, where we have already deployed millions of current sensors and are rapidly scaling our IGD portfolio, represents a competitive strength and underscores our leadership in the global electrification and “Physical AI” (the integration of AI into physical machinery - such as robots, autonomous vehicles, and drones-enabling them to perceive, understand, and act within the real world) ecosystems.

Advanced, Small Form Factor Integrated Packages

We continue to combine circuit design and process innovation with novel packaging solutions that improve performance and reliability while reducing solution footprint and our customers’ cost of ownership. Two decades of sensor package innovation have led to the development of a family of integrated systems in a package for magnetic current, position, and speed sensor ICs. By integrating a combination of a magnet, magnetic core, passive components, and our silicon integrated circuit in a single body, we are able to offer inventive magnetic sensors that reduce our customers’ needs to design complex magnetic models or complex interface circuits, solve electrical interference issues with external PCBs, and enable smaller and more cost-effective customer systems. The current sensors integrate specially designed lead frames to allow a high-precision, factory-programmed single package solution that provides a unique high-efficiency and high-voltage isolation product and can sense current for products plugged directly into a household electrical outlet or connected to an 800V automotive battery. Years of design and manufacturing refinement have led to the latest generation of power products that integrate passive components and power conversion capabilities into small packages to reduce PCB footprint, reduce electromagnetic noise, and improve efficiency in high-power systems. Our IGDs also incorporate a DC-DC converter, a small planar transformer, and a gate driver into a small form factor package. Through innovative package integration, these IGDs minimize parasitic capacitance and can significantly improve system-level efficiency in electrified vehicles, clean energy, and factory automation systems. We also believe we are one of only a few companies in our industry that have developed a broad portfolio of packages that are suitable for operation in automotive environments and 175-degree Celsius temperatures.

Intellectual Property

We consider the strength of our intellectual property portfolio to be a significant competitive advantage. Our intellectual property includes patented inventions, trade secrets, accumulated technical know-how and trademarks. As of March 27, 2026, we owned approximately 1,860 active patents, including 1,005 U.S. patents (with expiration dates between 2026 and 2044), with approximately 440 pending patent applications, including 250 U.S. patent applications.

We market our products worldwide under the “Allegro” name. We either hold or have applied for trademarks in all jurisdictions where we do significant business.

Competition

The semiconductor industry, particularly the market for high-performance analog mixed-signal semiconductors, is highly competitive. Although no one company competes with us across all of our product lines, we face significant competition within each of our business areas from both domestic and international semiconductor companies. Our primary competitors include a broad spectrum of global semiconductor designers and manufacturers, ranging from large-scale diversified entities to specialized participants focused on specific sensing and power management technologies.

Our ability to compete successfully against these companies depends on elements both within and outside of our control. Some of our competitors have substantially greater financial, technical, marketing, and management resources than we have. These competitive advantages may enable them to respond more quickly to new or emerging technologies or changes in customer requirements, or better position them to withstand adverse economic or market conditions.

We believe we can successfully compete against these organizations in our target markets by leveraging our design and market expertise and leadership positions, proprietary manufacturing processes, custom packaging capabilities, and close customer relationships. In addition, we compete in our target markets to varying degrees based on several competitive factors, including:

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

Seasonality and Market Demand

Our business exhibits some seasonality. Historically, our net sales have generally been higher in the second half of the fiscal year than in the first half. We have also consistently experienced a seasonal decline in automotive in our fourth fiscal quarter, which is largely attributable to the Chinese New Year and its impact on customer demand in China in the quarter. However, various factors, such as market conditions, the cyclicality of the semiconductor industry, new product introductions, and the supply chain environment, can impact the effects of seasonality on our business.

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

As of March 27, 2026, we employed approximately 4,250 full-time employees, including 760 in R&D, 2,950 in operations and quality (the majority of whom are located at AMPI), 235 in sales and marketing and 305 in general and administrative roles. We consider our relationship with our employees to be good, as we have never experienced a labor-related work stoppage. None of our employees are represented by a labor union.

The success and growth of Allegro’s business are dependent in large part on our ability to attract, retain, and develop talented, high-performing employees from various backgrounds at all levels of our organization. We continue to invest in our centers of excellence and global design centers to attract top analog design talent. We maintain a technical ladder across our engineering disciplines to provide a robust career path. Additionally, we offer a specific Field Applications Engineer training in partnership with sales and other departments to educate teams on our extensive product portfolio.

As of March 27, 2026, approximately 2,350 of our employees held university and graduate-level degrees, of which approximately 1,500 of these employees were located outside of our factory locations. For our research, engineering, and production management positions, we require employees with university and graduate-level degrees. Globally, the demand for employees with such levels of education is high and competitive.

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

Employee recruitment, retention and development. Allegro works diligently to attract the best available talent from a broad array of sources to meet the current and future demands of our business. We have established relationships with world-class colleges and universities, professional associations and industry groups to proactively attract talented and capable new hires. We also utilize social media, local job fairs and educational organizations to find motivated and responsible candidates who represent a variety of backgrounds, perspectives and experiences. We have also made strides in expanding the breadth of qualified talent pools we draw from to find candidates for management positions, while building internal resources to support our employees, regardless of background, to qualify for future leadership openings. Allegro has a strong employee value proposition that leverages our technology leadership, collaborative working environment, shared sense of purpose and culture, and the desire to do the right thing to attract talent to our Company.

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

Employee Engagement. At Allegro, we strive to create a positive, values-based culture and high employee engagement where our employees can bring their best to work. In fiscal year 2026, we launched our third annual global employee engagement survey to all employees, and achieved a high participation rate, indicating employees see value in sharing their perceptions and sentiments about working at Allegro. Our engagement score for fiscal year 2026 is on par with industry benchmarks, and the survey found that the large majority of employees would recommend Allegro as a great place to work and are proud to work at Allegro. In addition, the majority of employees feel that the products and services we offer are as good or better than our competitors, driving pride in the organization and passion for what we build and deliver.

Embracing Innovation. We are strategically investing in, developing, and deploying AI, machine learning, and automation solutions to our global workforce, designed to accelerate our “Innovation with Purpose” mission. By integrating advanced AI tools into our chip design lifecycle, manufacturing operations, and administrative functions, we are empowering our engineers and professionals to achieve greater operational efficiency and shift their focus toward high-value, disruptive product development. We believe this commitment to an AI-enabled workforce allows us to maximize our human capital potential, driving faster time-to-market for our innovative solutions while maintaining a disciplined approach to organizational growth.

Information about our Executive Officers. The following table sets forth certain information regarding our executive officers as of May 21, 2026:

Name	Age	Position with Company
Michael C. Doogue	50	President and Chief Executive Officer, Director
Derek P. D’Antilio	54	Executive Vice President, Chief Financial Officer and Treasurer
Sharon S. Briansky	52	Senior Vice President, General Counsel and Secretary
Troy T. Coleman	50	Senior Vice President, General Manager, Products
Erin E. Hagen	48	Senior Vice President, Chief Human Resources Officer
Ian Kent	58	Senior Vice President, Operations
Richard A. Madormo	58	Senior Vice President, Worldwide Sales

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

Derek P. D’Antilio has served as our Executive Vice President, Chief Financial Officer and Treasurer since he joined Allegro in January 2022. Mr. D’Antilio currently serves on the board of directors of Polar as a representative of Allegro. Prior to joining Allegro, Mr. D’Antilio served as the Chief Financial Officer of a Summit Partners Portfolio Company and helped lead the sale and recapitalization of the company. From February 2019 to March 2021, he served as the Chief Financial Officer of IDEX Biometrics, a publicly traded and global fabless semiconductor company, where he played an instrumental role in leading a Nasdaq listing and preparing the company to scale its production. Prior to IDEX Biometrics, Mr. D’Antilio spent eight years at MKS Instruments, a global equipment and service provider to semiconductor and industrial markets and held numerous leadership roles, including Vice President & Corporate Controller, where he oversaw global accounting and reporting, financial planning and analysis, and treasury. Earlier in his career, Mr. D’Antilio was a CPA and CMA in public accounting and served as an audit manager at PricewaterhouseCoopers LLP. Mr. D’Antilio holds a B.S.B.A. in Accounting from Salem State University, an M.B.A. from Babson College and has attended executive education programs at the University of Chicago and University of Pennsylvania.

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

Troy T. Coleman joined Allegro as Senior Vice President, General Manager, Products, in October 2025 with over 25 years of semiconductor industry experience. Prior to joining Allegro, Mr. Coleman served as Vice President and General Manager, Linear Power at Texas Instruments from January 2023 to September 2025 and Vice President and General Manager, Power Switches, Interface, and Lighting at Texas Instruments from April 2018 to January 2023. Mr. Coleman first joined Texas Instruments in June 1999 in the technical sales organization, holding progressively senior positions within the sales, marketing and products organizations. Mr. Coleman holds a Bachelor of Science in Electrical Engineering from Texas A&M University.

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

Ian Kent has over 25 years of operational experience in the semiconductor industry and was named Allegro’s Senior Vice President, Operations in January 2026. He joined Allegro in September 2023 and has held progressively senior roles in operations, including Senior Director of IC Packaging, and most recently, Vice President Operations. Prior to joining Allegro, he served as Vice President, Operations at Renesas, Inc. from August 2021 until September 2023. Before joining Renesas, he held technical leadership positions at Dialog Semiconductor beginning in August 2008 before its acquisition by Renesas in 2021. Mr. Kent holds an Electronic Engineering Technology apprenticeship and HNC from The University of Wales, Pontypridd.

Richard A. Madormo joined the Company as our Senior Vice President of Worldwide Sales in March 2025 with over 25 years of sales experience in the semiconductor industry. Prior to joining Allegro, Mr. Madormo served as the SVP, Global Sales and Marketing at Wolfspeed, Inc. (“Wolfspeed”), having joined the company in August 2018 as Vice President of North American Sales. Before joining Wolfspeed, Mr. Madormo held sales leadership positions at Intel Corporation and Altera Corporation. Mr. Madormo holds a degree in electrical engineering technology from The University of Akron.

Environmental and Occupational Health and Safety Regulation

We recognize the importance of protecting the environment and the health and safety of our employees, customers, and communities. Our Environmental Health and Safety (“EHS”) Policy outlines policies and training programs that are designed to promote and protect employee safety. Our EHS teams oversee workplace conditions for our employees. All Allegro EHS policies and procedures are developed in accordance with applicable laws and regulations. AMPI is certified to ISO 14001 for environmental management systems and ISO 45001 for occupational health and safety management systems.

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

Item 1A. Risk Factors.

Investment in our common stock involves risks, which you should consider carefully, as well as the other information contained in this Annual Report. These disclosures reflect our beliefs and opinions regarding factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. If any of these risks occurs or increases in scope or severity, our business, financial condition and results of operations could be materially harmed. In that event, the trading price of our common stock might decline, and you might lose all or part of your investment. You should also refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes. Additional risks and uncertainties not presently known to us or not believed by us to be material may also negatively impact us.

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

Volatile and uncertain economic conditions, as well as inflationary pressures that remain above historical levels, can adversely impact sales, gross margin and profitability and make it difficult for us to accurately forecast and plan our future business activities. In addition, uncertainty surrounding international trade policy and regulations as well as trade disputes and protectionist measures could have an adverse effect on consumer confidence and spending. To the extent favorable economic conditions do not materialize or take longer to materialize than expected, we have faced and may continue to face an oversupply of our products and excess inventory. This could result in charges for excess and obsolete inventory, or in the case of excess inventory held by our customers, reduce the number of products purchased by our customers as they digest inventory. Conversely, if we underestimate customer demand, we may fail to meet customer needs, which could impair our customer relationships. In addition, any disruption in the credit markets, including as a result of a recession, could impede our access to capital, which could be further adversely affected if we are unable to obtain or maintain favorable credit ratings. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. Similarly, if our suppliers or customers face challenges in obtaining credit or other financial difficulties, they may be unable to provide the materials we need to manufacture or purchase our products. All of these factors related to global economic conditions beyond our control could adversely impact our business, financial condition, results of operations and liquidity.

We face intense competition and may not be able to compete effectively, which could reduce our market share and decrease our net sales and profitability.

We participate in intensely competitive end markets in the global semiconductor industry. Our competitive landscape includes rapid technological change in product design and manufacturing, continuous declines in ASPs, and customers who make purchase decisions based on a mix of factors that vary by customer and by market. Our ability to compete in this environment depends on many factors, including our ability to identify emerging markets and technology trends in an accurate and timely manner, introduce new and innovative products, implement new manufacturing and IC development technologies at a sustainable pace, maintain the performance and quality of our products, and manufacture our products in a cost-effective manner.

Often, we compete against larger companies that possess substantial financial, technical, development, engineering, manufacturing, including wafer fabrication capabilities, and marketing resources. Varying combinations of these resources provide advantages to these competitors, such as the rapid implementation of AI strategies for developing products and service offerings, which may enable them to influence industry trends and the pace at which they adapt to those trends. As the industry rapidly adopts and embeds AI across development, manufacturing and service workflows, our competitors may shorten product cycles and accelerate feature delivery. Any failure to keep pace with these AI-enabled capabilities could harm our competitive position and revenue. A strong competitive response from one or more competitors to our marketplace efforts, or a shift in customer preferences to competitors’ products, could result in more rapid pricing pressure than anticipated, increased sales and marketing expense, and/or market share loss. In addition, certain countries have implemented initiatives to build domestic semiconductor supply chains, including government incentives to local competitors and tools that may restrict foreign suppliers, which could place us at a competitive disadvantage or cause our customers to seek domestic alternatives to our products. Our supply chain strategies for competing in such countries may not fully eliminate the competitive disadvantages that we face. To the extent our profitability is negatively impacted by competitive pressures, our business, financial condition, results of operations and growth prospects may be adversely affected. Further, international trade policy and regulations, trade disputes, protectionist measures, and tariffs, could make our OEM and other end customers’ products less attractive relative to those of competitors, that may not be subject to such tariffs, potentially reducing demand for our solutions.

We rely on a limited number of third-party semiconductor wafer fabrication facilities and a limited number of suppliers of other materials, and the failure of any of these suppliers to supply wafers or other materials on a timely basis could harm our business and our financial results.

We currently rely on a limited number of third-party wafer fabrication facilities for the fabrication of semiconductor wafers used in the manufacture of our IC products, primarily United Microelectronics Corporation (“UMC”), Polar, Tower Semiconductor Ltd. (“Tower”) and Taiwan Semiconductor Manufacturing Company (“TSMC”), and we purchase a number of key manufacturing materials and components from single or limited sources. We depend on these foundries and other sources to meet our production needs. These foundries have limited production capacities with little ability to quickly expand capacity. From time to time, we have encountered shortages and delays in obtaining wafers and other components and materials as well as export restrictions on certain components and materials, and we may encounter additional shortages, delays and restrictions in the future. For example, recent foreign export restrictions from China on certain rare-earth elements, metals and magnets, including samarium, used in our applications and in end-user products have disrupted our ability to reliably source materials, and constrained global supply could restrict our ability to manufacture certain products. Such restrictions may make it difficult or impossible for us to compete with other semiconductor manufacturers that are able to obtain sufficient quantities of such materials from China or other sources. Additionally, two of our third-party wafer fabrication facilities are located in Taiwan, a location where earthquakes are commonplace, and geopolitical changes in China-Taiwan relations could disrupt their operations. If we cannot supply our products due to a lack of components, are unable to source materials, such as samarium or other rare-earth metals, from other suppliers, to redesign products with other components in a timely manner, or OEMs or our other customers are unable to access the materials they need to produce the end products that our applications are used in, our business will be significantly harmed. We do not have long-term contracts with some of our suppliers and third-party manufacturers. As a result, any such supplier or third-party manufacturer can discontinue supplying components or materials to us at any time and without penalty. Moreover, we depend on the quality of the wafers and other components and materials that they supply to us, over which we have limited control. Our suppliers’ abilities to meet our requirements could be impaired or interrupted by factors beyond their control, such as global market conditions, changes in tariffs or other trade regulations, climate change, natural disasters or other disruptions. Our suppliers may also face their own operational challenges, such as labor shortages or raw material cost increases, which could be passed on to us or disrupt their ability to supply us with necessary materials. If any of our suppliers is unable or unwilling to deliver us products and we are unable to identify alternative suppliers for such materials or components on a timely basis, our operations may be adversely affected. Even if we identify alternative suppliers, we could experience delays in testing, evaluating and validating materials or products of such alternative suppliers or products we obtain through outsourcing. Qualifying new contract manufacturers, including semiconductor foundries, is time-consuming and might result in unforeseen manufacturing and operations problems. Further, financial or other difficulties faced by our suppliers, or significant changes in demand for the components or materials they use in the products they supply to us, could limit the availability of those products, components or materials to us. We are also subject to potential delays in our suppliers' development of key components, which may affect our ability to introduce new products. Any of these problems or delays could damage our relationships with customers, adversely affect our reputation, business, financial condition, results of operations and ability to grow our business.

Failure to adjust our purchase commitments and inventory management based on changing market conditions or customer demand could result in an inability to meet customer demand or additional charges for obsolete or excess inventories or non-cancellable purchase commitments or reduced sales in periods when customers digest excess inventory.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, levels of reliance on outsourced contract manufacturing, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of many customer commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate future requirements of our customers. On occasion, our customers may require rapid increases in production, and we may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry may cause our customers to significantly reduce the number of products ordered from us as they digest excess inventory. These risks are compounded by our customers’ own supply chain challenges; if our customers are unable to source other critical components from different suppliers, they may delay or cancel their product builds, which in turn reduces their demand for our products. Because many of our sales, research and development and manufacturing expenses are relatively fixed, a reduction in customer demand has resulted, and may continue to result, in a decrease in our gross margins and operating income.

Further, we base operating decisions and enter into purchase commitments on the basis of anticipated net sales trends, which can be unpredictable. Changes in forecasts or order timing or unreliable forecasts from customers expose us to risks of inventory shortages or excess inventory. Some of our purchase commitments are not cancellable, and in some cases we are required to recognize a charge representing the amount of material or capital equipment purchased or ordered, which exceeds our actual requirements. For example, we have noncancellable purchase commitments with vendors and “take-or-pay” agreements with certain of our third-party wafer fabrication partners under which we are required to purchase a minimum number of wafers per year or face financial penalties. These types of commitments and agreements have reduced and may continue to reduce our ability to adjust our inventory to address declining market demands. In prior quarters, we and other semiconductor companies have experienced downturns in market demand, which caused us to record substantive charges for excess and obsolete inventories and forced us to incur other inventory-related charges. If net sales in future periods fall substantially below our expectations, or if we fail to accurately forecast changes in demand mix, we could again be required to record substantial charges for obsolete or excess inventories or noncancellable purchase commitments. Further, during a market upturn we may not be able to purchase sufficient supplies or components to meet increasing product demand, which could prevent us from taking advantage of opportunities and maximizing our net sales. Any failure to adjust our supply chain volume, secure sufficient supply from third-party vendors, including semiconductor wafer suppliers, or estimate customer demand could have a material adverse effect on our net sales, business, financial condition and results of operations.

The cyclical nature of the semiconductor industry may limit our ability to maintain or improve our net sales and profitability.

The semiconductor industry, including the analog segment in which we compete, is highly cyclical and is prone to significant downturns from time to time. Cyclical downturns can result from a variety of market forces, which can result in significant declines in analog semiconductor demand. Downturns have been characterized by diminished product demand, production overcapacity, high inventory levels and accelerated erosion of ASPs. Recent downturns in the semiconductor industry had been attributed to a variety of factors, including weakness in demand and pricing for semiconductors across applications, ongoing trade disputes among the United States and China, and excess inventory. To the extent that current levels of investment in AI-related infrastructure, products or end-market demand reflect expectations that are not ultimately realized, or if customer spending related to AI moderates, is delayed, or declines faster than anticipated, the semiconductor industry could experience an accelerated or more pronounced downturn. Downturns directly impact our business, and any prolonged or significant future downturns in the semiconductor industry could have a material adverse effect on our business, financial condition and results of operations. Conversely, significant upturns can cause us to be unable to satisfy demand in a timely and cost-efficient manner and could result in increased competition for access to third-party foundry and assembly capacity. In the event of such an upturn, we may not be able to expand our workforce and operations in a sufficiently timely manner, procure adequate resources and raw materials, including semiconductor wafers from our third-party wafer manufacturing partners, and other critical components, such as memory components, at reasonable costs, or locate suitable third-party suppliers or other third-party subcontractors to respond effectively to changes in demand for our existing or new products, and our business, financial condition and results of operations could be materially and adversely affected.

Substantial portions of our sales are made to automotive industry suppliers. Downturns or disruptions in the automotive market or industry have harmed, and in the future could significantly harm, our financial results.

Our customers that supply various systems and components to automotive OEMs accounted for 70.6%, 73.8%, and 72.4% of our total net sales in fiscal years 2026, 2025, and 2024, respectively. This concentration of sales exposes us to the risks associated with the automotive market and automotive industry. For example, our anticipated future growth is highly dependent on the increased adoption of automotive technologies, including ADAS and xEV powertrain vehicles, which traditionally have had increased sensor and power product content. A downturn in the automotive market or prolonged disruption could delay automakers’ plans to introduce new vehicles with these features, which would negatively impact the demand for our products and the ability to grow our business. Disruptions in the automotive industry due to changes in tariffs or other trade regulations could have a material adverse effect on our business. For example, in March 2025, the United States Government released a proclamation adjusting tariffs on automobiles and automobile parts into the United States. Such tariffs, as well as any potential retaliatory tariffs, could substantially disrupt the automotive market or industry and in turn have a material adverse effect on our business. Such tariffs could make our OEM and end customers’ products less attractive relative to their competitors' products, which may not be subject to similar tariffs.

Acquisitions of other companies or technologies, may create additional risks, including risks associated with our ability to successfully integrate these acquisitions into our business.

We have acquired other companies as part of our growth strategy, and we continue to consider future acquisitions of or strategic investments in other companies, or their technologies or products, to improve our market position, broaden our technological capabilities, and expand our product offerings. Acquiring companies or technologies involves a number of risks, including, but not limited to: the potential disruption of our ongoing business; the increased costs incurred to finance acquisitions and the allocation of capital to fund acquisitions being diverted from other operational priorities, such as research and development; unexpected costs or incurring unknown liabilities; the diversion of management resources from other strategic and operational issues; difficulty in developing, manufacturing and marketing the products of a newly acquired company within the anticipated costs and timeframe; the inability to retain key employees of the acquired businesses; difficulties relating to integrating the operations and personnel of the acquired businesses; adverse effects on our existing customer relationships or existing customer relationships of acquired businesses; the potential incompatibility of the acquired business or their customers; issues not discovered during our due diligence that could impact our assumptions concerning the status of and prospects for the products and technologies of the acquired business; and acquired intangible assets, including goodwill, becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired business. If we are unable to successfully address any of these risks, our business could be harmed.

Our gross margins may be adversely affected by decreases in average selling prices of our products, increases in input costs and shifts in product, customer or channel mix.

The market for our products is generally characterized by declining ASPs, resulting from factors such as increased competition, overcapacity, the amount of inventory held by our customers, the introduction of new products and increased unit volumes. Further, our overall gross margins have fluctuated period to period as a result of shifts in product mix, customer mix and channel mix, as gross margins on individual products typically fluctuate over the product’s life cycle. We have experienced, and in the future may experience, substantial period-to-period fluctuations in operating results due to these factors. ASPs may decrease in the future in response to introduction of new products by us or our competitors, or due to other factors, such as customer pricing pressures. To sustain profitable operations, we must continually reduce costs for our existing products and rapidly develop and introduce new products with enhanced features that can be sold initially at higher ASPs. Failure to do so could cause our net sales and gross margins to decline, which would negatively affect our financial condition and results of operations and could significantly harm our business.

We may be unable to reduce the cost of our products sufficiently to enable us to compete with others. Our cost reduction efforts may not allow us to keep pace with competitive pricing pressures given the increased cost of certain materials, such as semiconductor wafers, memory chips and raw materials like gold and copper, the increased cost of which adversely affects our gross margins. Additionally, when a product is in high demand, we may have to source a portion of materials from higher-cost providers, which may decrease our overall gross margin. Further, tariffs on imported raw materials and components essential to our manufacturing processes could lead to higher production costs that we may be unable to pass on to customers, thereby negatively affecting our gross margins. We maintain an infrastructure of facilities and human resources in several locations around the world and, as a result, have limited ability to reduce our operating costs. Accordingly, to remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We cannot assure you we will be successful in redesigning our products and bringing them to market in a timely manner, or that any redesign will result in sufficient cost reductions to allow us to reduce the price of our products to remain competitive or maintain or improve our gross margins. If a product does not meet our gross margin targets, we may be forced to stop design or production of the product, regardless of where it is in the development or sales stage. To the extent we cannot reduce our product prices and remain competitive or are forced to discontinue development or sales of low margin products, our net sales will likely decline, resulting in further pressure on our gross margins, which could have a material adverse effect on our business, financial condition, results of operations and our ability to grow our business.

If we encounter sustained yield problems or other delays at our third-party wafer fabrication facilities or in the final assembly and test of our products, we may lose sales and damage our customer relationships.

The manufacture of our products, including the fabrication of semiconductor wafers, and the assembly and testing of our products, are complex and sensitive to many factors, including levels of contaminants in the manufacturing environment, difficulties in the wafer fabrication process or other issues that can cause a substantial portion of the components on a wafer to be nonfunctional. These problems may be difficult to detect at an early stage of the manufacturing process and often are time-consuming and expensive to correct. On occasion, we have experienced problems in achieving acceptable yields at our third-party wafer fabrication partners, resulting in delays in the availability of components. Moreover, an increase in the rejection rate of products during the quality control process before, during or after manufacture and/or shipping of such products, results in lower yields and margins. Further, changes in manufacturing processes required due to changes in product specifications, changing customer needs and the introduction of new product lines have historically materially reduced our manufacturing yields, causing low or negative margins on such products. Poor manufacturing yields over a prolonged period could adversely affect our ability to deliver our products on a timely basis and harm our customer relationships, which could have a material adverse effect on our business, financial condition and results of operations.

Our quarterly net sales and operating results are difficult to predict accurately and may fluctuate significantly from period to period. As a result, we may fail to meet the expectations of investors, which could cause our stock price to decline.

We operate in a highly dynamic industry, and our future operating results could be subject to significant fluctuations, particularly on a quarterly basis. Our quarterly net sales and operating results have fluctuated significantly in the past and may continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. In addition, investor expectations regarding emerging technology trends, including AI and data centers, and our positioning relative to those trends, may contribute to heightened volatility in our stock price, whether or not such expectations are ultimately realized. Although some of our customers provide us with non-binding forecasts of their future requirements for our products, a significant percentage of our net sales in each fiscal quarter is dependent on sales that are booked and shipped during that fiscal quarter, and are typically attributable to a large number of orders from diverse customers and markets. As a result, accurately forecasting our operating results in any fiscal quarter is difficult. If our operating results do not meet expectations of securities analysts and investors, our stock price may decline. Additional factors that can contribute to fluctuations in our operating results include the timing of customer qualification of our products and commencement of volume sales by our customers of systems that include our products, product rates of return or price concessions in excess of those expected or forecasted, as well as the other risk factors identified in this section of our Annual Report.

We may experience a delay in generating or recognizing revenues for various reasons. Open orders at the start of each quarter are typically lower than expected net sales for that quarter and are generally cancellable or reschedulable with minimal notice. Thus, we depend on obtaining orders during each quarter for shipment in that quarter to achieve our net sales objectives, and failure to fulfill such orders by the end of a quarter may adversely affect our operating results. Further, our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified timeframes without significant penalty. Because we base our operating expenses on anticipated revenue trends and a high percentage of our expenses are fixed in the short term, any delay in generating or recognizing forecasted net sales or changes in levels of our customers’ forecasted demand could adversely impact our business, financial condition and results of operations. Due to our limited ability to reduce expenses, in the event our revenues decline or net sales do not meet our expectations, it is likely that in some future quarters our operating results will decrease from the previous quarter or fall below the expectations of securities analysts and investors. As a result of these factors, our operating results may vary significantly from quarter to quarter. Accordingly, we believe that period-to-period comparisons of our results of operations should not solely be relied upon as indications of future performance. Any shortfall in net sales or net income compared to a previous quarter or to levels expected by the investment community could cause a decline in the trading price of our stock.

Our dependence on our manufacturing operations in the Philippines exposes us to certain risks that may harm our business.

We rely heavily on the manufacturing operations at AMPI, which operates as our primary internal assembly and testing facility. We depend on AMPI for our sensor and power products, and if this facility suspends operations, our ability to assemble and test our products could be materially impaired. Further, any disruption in operations at AMPI could adversely affect our ability to meet customer demand in a timely manner, or at all, which would lead to a reduction in our net sales and may adversely affect our reputation and customer relationships, potentially resulting in longer-term harm to our business. In addition, an earthquake, fire, flood or other natural or man-made disaster, as well as a pandemic, epidemic or other outbreak of infectious disease, strikes, political or civil unrest, energy shortages, or any number of other factors beyond our control could also disable the facility, causing catastrophic losses. Although we supplement the assembly capabilities at AMPI with other external or independent assembly subcontractors throughout Asia, if our manufacturing operations at AMPI are disrupted, it could take additional time and cost for us to resume manufacturing at another location, which could materially harm our manufacturing efficiency and capacity, delay production and shipments and result in costly expenditures to repair or replace this facility. We have established or invested in alternative manufacturing facilities and may in the future be required to establish or invest in additional alternative manufacturing facilities. Such attempts to establish or invest in alternative manufacturing facilities, could increase our costs, reduce our profitability, and limit our ability to maintain competitive prices for our products. Only a few alternative manufacturing facilities have the capability to assemble and test our most advanced and complex products, and if we are forced to engage such alternative manufacturing facilities, we may encounter difficulties and incur additional costs. Thus, we cannot guarantee that we will be able to manage the risks and challenges associated with our dependence on AMPI, and any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our net sales are generated through distributors, which subjects us to certain risks.

We sell our products worldwide through multiple sales channels, including through our direct sales force, distributors and independent sales representatives, which resell our products to numerous end customers. A significant portion of our net sales are made to distributors, which were approximately 55.0%, 50.7% and 52.9% of our net sales in fiscal years 2026, 2025 and 2024. Sales to our largest, non-affiliated distributor accounted for 9.4%, 9.3% and 10.2% of our net sales in fiscal years 2026, 2025 and 2024, respectively. The impairment or termination of our relationships with our distributors, or the failure of these parties to diligently sell our products, could materially and adversely affect our ability to generate revenue and profits. Additionally, if our distributors are unable to accurately forecast end customer demand for our products, we may purchase more or fewer parts than necessary or incur costs for canceling, postponing or expediting delivery of parts. Our purchases or commitments to purchase inventory are based on, among other things, our distributors’ forecasts of end customer demand. We have experienced, and may in the future experience, situations where such demand does not materialize as forecasted, where inventory is rendered obsolete by the rapid pace of technological change, or where customers reduce, delay, or cancel orders. Some of these factors have resulted in, and may in the future result in, excess or obsolete inventory charges. Conversely, if we need to rapidly increase our business and manufacturing capacity to meet increases in our distributors’ forecasted demand, this could strain our manufacturing and supply chain operations and negatively impact our working capital. Because our distributors control the relationships with end customers, if our relationship with any distributor ends, we could also lose our relationships with their customers. In addition, because our distributors do not sell our products exclusively, they may focus their sales efforts and resources on other products that produce better margins or greater commissions for them or are incorporated into a broader strategic relationship with one of their other suppliers. Because we do not control the sales representatives and other employees of our distributors, we cannot guarantee that our sales processes, regulatory compliance and other priorities will be consistently communicated and executed. Further, we may not have staff in one or more of the locations covered by our distributors, which makes it particularly difficult for us to monitor their performance. Our efforts to mitigate risks associated with noncompliance by our distributors may not be successful, and there remains a risk that our distributors will not comply with regulatory requirements or our requirements and policies. Actions by our distributors' sales representatives and other employees could result in flat or declining sales in a given geographic area, reputational harm to us or our products, or legal liability, any of which could have an adverse effect on our business, financial condition and results of operations. Additionally, the operation of local laws and our agreements with our distributors could make it difficult for us to replace a distributor we feel is underperforming.

Events beyond our control impacting us, our key suppliers, our manufacturing partners or other third-party suppliers of components, materials or subassemblies incorporated into the same end products as our devices could have an adverse effect on our business, financial condition, results of operations and cash flows.

Our ability to make, transport and sell products in coordination with our suppliers, customers (including OEMs), distributors and third-party manufacturers or other subcontractors is critical to our success. Damage or disruption to either our or our key suppliers or manufacturing partners’ supply, manufacturing or distribution capabilities resulting from energy shortages, weather, freight carrier availability, climate change, natural disaster, disease, fire, explosion, cyber-attacks, terrorism, pandemics, epidemics or other outbreaks of infectious disease, war, strikes, civil unrest, repairs or enhancements at facilities manufacturing or distributing our products or other reasons could impair our ability to manufacture, sell, and deliver products on a timely basis or at all. Climate change may also increase the frequency or intensity of certain of these risks, as well as contribute to various chronic changes (such as sea-level rise or changes to meteorological and hydrological patterns) that may result in similar risks. In addition to general economic conditions, impacts of other macroeconomic events, such as valuation concerns related to AI Technologies, continued inflation and labor market concerns, public health crises, geopolitical tensions or conflicts and risks, and uncertainties in global financial markets, could materially adversely impact our operations or those of our suppliers, third party distributors and sub-contractors.

Because our products are components that are incorporated into our customers’ end products alongside semiconductors, electronic components, subassemblies, raw materials and other inputs supplied by numerous third parties over whom we have no control, our business is also exposed to disruptions affecting those other suppliers and the broader electronics supply chain, even when our own supply, manufacturing and distribution capabilities are unaffected. Many of the end products into which our sensor, power and motor driver ICs are designed, including automobiles, industrial equipment, data center infrastructure, consumer electronics and clean energy systems, cannot be completed, shipped or sold by our customers unless all required components are available in the necessary quantities and on the required schedule. As a result, a shortage, allocation, quality issue, recall, cyber incident, geopolitical disruption, trade restriction, labor action, insolvency or other disruption affecting any other critical component or input, such as memory or logic semiconductors, microcontrollers, power discretes, passive components, connectors, printed circuit boards, substrates, displays, batteries, wire harnesses, rare-earth elements, minerals or magnets subject to export restrictions, or other specialty raw materials, could cause our customers to delay, reduce, reschedule or cancel orders for our products, draw down inventory of our products in lieu of placing new orders, or suspend or curtail production of the end products into which our devices are incorporated. These dynamics may be magnified by our customers’ just-in-time manufacturing practices, lean inventory strategies, dual-sourcing requirements and contractual commitments to their own customers. We typically have limited visibility into our customers’ full bills of materials and into the supply chains of other component suppliers, which limits our ability to anticipate, plan for or mitigate the impact of such third-party disruptions. The effects of these disruptions on our business may lag the underlying event by one or more quarters as inventory is consumed and orders are rescheduled and may persist for an extended period after the underlying event resolves. For example, export restrictions on rare-earth magnets imposed by China in 2025 caused certain automotive manufacturers to pause or reduce vehicle production, and similar disruptions affecting the supply of critical inputs to our customers’ end products could reduce demand for our products even where our own deliveries continue uninterrupted.

In particular, the escalation of armed conflict involving the United States, Israel and Iran beginning in early 2026 has heightened risks to our business. Disruption of key Middle East maritime shipping corridors, including the Strait of Hormuz, has increased freight costs and transit times and could delay or interrupt the supply of raw materials, components and packaging materials sourced from or routed through the affected region, including for our fabs, other suppliers and third-party suppliers of components incorporated into the same end products as our devices. Related surges in global energy prices have also affected energy costs in countries where we maintain significant manufacturing operations, including the Philippines, which has declared a state of energy emergency. Increased energy costs or supply constraints at our facilities could reduce production capacity or cause delays. The conflict may prompt expanded sanctions and export control measures that could restrict our ability to transact with counterparties or expose us to regulatory risk. Because our operations are downstream in the global supply chain, the effects of these disruptions, and any further escalation, may lag the underlying events and persist beyond any resolution or de-escalation of the conflict itself.

Other companies in our industry may be affected differently by natural disasters, climate change or other disruptions depending on the location and concentration of their suppliers, operations and customers. In addition, many of our competitors are larger companies with more substantial financial and other resources and, as a result, may be better able to plan for, withstand or otherwise mitigate the effects of any such disruption. While we may take steps to plan for or address the occurrence of any such event, we cannot guarantee that we will be successful. Our failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a wafer or packaging component is sourced from a limited number of locations or suppliers, could adversely affect our business, financial condition, results of operations and cash flows and/or require additional resources to restore our supply chain.

If we fail in a timely and cost-effective manner to develop new product features or new products that address customer preferences and achieve market acceptance, our operating results could be adversely affected.

Our customers seek new products with more features and functionality at a lower cost, and our success relies heavily on our ability to continue to develop and market to our customers new and innovative products and improvements of existing products, including those that may incorporate, or are based or developed using, software or AI Technologies. To respond to new and evolving customer demands, achieve strong market share and keep pace with new technological, processing and other developments, we must continually introduce new and innovative products into the market. Although we strive to respond to customer preferences and industry expectations in the development of our products, we may not be successful in developing, introducing or commercializing any new or enhanced products on a timely basis or at all. Further, if initial sales volumes for new or enhanced products do not reach anticipated levels within the time periods we expect, we may be required to engage in additional marketing efforts to promote such products and the costs of developing and commercializing such products may be higher than we predict. Moreover, new and enhanced products may not perform as expected. We may encounter lower manufacturing yields and longer delivery schedules in commencing volume production of new products that we introduce, which could increase costs and disrupt supply of such products.

A fundamental shift in technologies, particularly one that impacts magnetic or power ICs, the regulatory climate or demand patterns and preferences in our existing product markets or the product markets of our customers or end-users could make our current products obsolete or more expensive relative to alternatives, prevent or delay the introduction of new products or enhancements to our existing products or render our products irrelevant to our customers’ needs. If our new product development efforts fail to align with our customers' needs, including due to circumstances outside of our control, such as a fundamental shift in product markets of our customers and end users or regulatory changes, our business, financial condition and results of operations could be adversely affected.

We depend on growth in the end markets that use our products. Any slowdown in such growth, including as a result of volatility in demand for emerging technologies or changes in government incentives, could adversely affect our financial results.

Our continued success will depend in large part on general economic growth and growth within our target markets in the automotive and industrial sectors. Factors affecting these markets, including reductions in sales of our customers’ products, deterioration of our customers’ financial condition, insufficient customer resources dedicated to promoting and commercializing their products, the inability of our customers to adapt to changing technological demands, design flaws in customer products, the effects of catastrophic and other disruptive events, and increased supply chain, manufacturing or production costs could seriously harm our customers and, as a result, harm us. Additionally, our products may be used in AI infrastructure, including data centers, robotics and factory automation, and our ability to capitalize on this trend is subject to significant risks and uncertainties. The market for AI applications is still developing, and demand for products that support AI Technologies may be unpredictable and vary significantly. If the growth of AI infrastructure is constrained by factors such as power availability, utility limitations, shifts in customer budgets or a collapse in AI demand, demand for our offerings could be lower than we currently expect. Further, our failure to develop and offer the solutions that our AI-focused customers demand in a timely manner, commercialize new technologies used in AI data centers, or adapt to a shift in data center design could result in a loss of market share, unanticipated costs and inventory obsolescence. Moreover, expectations and front-loaded investment related to AI Technologies may increase the magnitude and volatility of semiconductor industry cycles, making downturns more abrupt, and if customer spending on AI Technologies moderates, is delayed, or declines more rapidly than anticipated, we could face a more pronounced downturn.

In addition, end-user demand for certain HEVs, BEVs and green energy products often depends on the availability of rebates, tax credits and other financial incentives. The reduction, modification, expiration or elimination of such incentives across various global jurisdictions could reduce end-user demand and thus affect our customers’ demand for our products. For example, the adoption rate of xEVs is sensitive to the total cost of ownership relative to ICE vehicles, which can be significantly impacted by fluctuations in global fuel prices and the varying availability or sunsetting of government subsidies in key markets. If gas prices are low or if governmental financial incentives for new and used xEVs are reduced or eliminated more rapidly than anticipated, end-user demand for our products could slow, which could adversely affect our business, financial condition and results of operations. If anticipated demand in the end market for automobiles with higher sensor and power product content, industrial data center, robotics and the other growth markets in which we compete does not materialize or match our projections, it would adversely affect demand for our products from customers and impact our ability to execute our growth strategy.

The loss of one or more significant customers could have a material adverse effect on our business and results of operations.

The loss of or a significant reduction in business with one or more significant customers, particularly in the automotive market, could have a material adverse effect on our net sales and, in turn, on our overall business, financial condition and results of operations.

Our ability to identify, enter and expand in new markets may be unsuccessful, and our investments in these opportunities may not generate expected returns, which could adversely affect our business and financial results.

As part of our growth strategy, we seek to expand our addressable markets by identifying and entering both new geographic markets and increasing the number and types of applications our products can be used in. For example, we are increasing investment in and pursuing opportunities in applications such as AI, medical devices and robotics, and in geographic markets where we have not historically had a strong presence. Our future success depends in part on our ability to successfully identify these opportunities, make the necessary investments to pursue them, overcome marketing and technological challenges, and ultimately generate and expand revenue and achieve appropriate margins from these efforts. Our ability to generate significant revenue from new markets and product applications will depend on various factors, including: the development and growth rate of these markets; the ability of our technologies and product solutions to address the specific needs, price and performance requirements of customers and end users in these markets; our ability to provide solutions that offer advantages in terms of performance, quality, reliability, and value-added features compared with alternative solutions and competitive offerings; the ability to adapt to market conditions, distribution channels, and customer relationships that may be unfamiliar to us; the timely and efficient completion of product development, manufacturing, assembly, and test processes suitable for these markets; and the effectiveness of our marketing, sales, and support efforts in these new areas. Many potential customers in these markets may have well-established relationships with competitive suppliers. Our ongoing success will require us to offer compelling alternatives at competitive costs. The markets for certain of these products may develop slower than anticipated, or not at all, or could utilize competing technologies. If we are unable to adapt rapidly to such conditions, or if we fail to timely introduce new products or penetrate these markets successfully, our investments may not generate expected returns, our sales growth could be impeded, and our business, financial condition, and results of operations could be adversely affected.

The nature of the design win process requires us to incur expenses without any guarantee that research and development efforts will generate net sales, and even if design wins are secured, such design wins may not generate timely or sufficient net sales or margins, which could adversely affect our financial results.

We focus on winning competitive bid selection processes, called “design wins,” to develop products for use in our customers’

products. Our future sales are highly dependent on our continued success at winning design mandates. These lengthy selection processes may require us to incur significant expenditures and dedicate valued engineering resources to the development of new products without any assurance that we will achieve design wins. If we incur such expenditures and fail to be selected in the bid selection process, our operating results may be adversely affected. Further, because of the significant costs associated with qualifying new suppliers, customers are likely to use the same or enhanced versions of semiconductor products from existing suppliers across a number of similar and successor products for a lengthy period of time. As a result, if we fail to secure initial design wins, we may lose the opportunity to make future sales of those products to that customer. Failure to achieve initial design wins may weaken our position in future competitive selection processes because we may not be perceived as an industry leader.

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

The U.S. or foreign governments may take or threaten to take administrative, legislative or regulatory action that could materially interfere with our ability to sell products in certain countries and/or to certain customers. For example, the United States and China have imposed export restrictions related to certain semiconductors, and a number of tariffs and other restrictions on items imported or exported between the United States and China and may propose or threaten to impose additional tariffs in the future. While a recent U.S. Supreme Court decision limited the President’s authority to impose certain broad-based tariffs under the International Emergency Economic Powers Act (IEEPA), the risk of tariffs and other trade restrictions remains, as this ruling does not affect other legal authorities, such as those permitting tariffs on national security grounds. We cannot predict what actions may ultimately be taken with respect to export restrictions, tariffs or trade relations between the United States and China or other countries, what products may be subject to such actions, or what actions may be taken by other countries in retaliation.

Further, since we manufacture products outside the United States, new or increased tariffs on certain goods imported into the United States, if adopted or reinstated, could have a disproportionate impact on our business and make our products more expensive and less competitive in domestic markets. The U.S. Department of Commerce is conducting an ongoing investigation into whether imports of semiconductors, semiconductor manufacturing equipment and their derivative products threaten to impair U.S. national security. Following completion of the investigation, the President may decide to impose additional tariffs on these or other products under Section 232 of the Trade Expansion Act of 1962 or other legal authorities, the scope, timing and magnitude of which are highly uncertain and not within our control. Further, changes in U.S. trade policy could trigger retaliatory actions by affected countries, which could impose restrictions on our ability to do business in or with affected countries or prohibit, reduce or discourage purchases of our products by foreign customers, leading to increased costs of components contained in our products, increased costs of manufacturing our products, and higher prices for our products in foreign markets. For example, there are risks that foreign governments may require the use of local suppliers, mandate local partnerships, or provide incentives favoring domestic suppliers in their respective markets. Moreover, changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. Further, changes in U.S. foreign policy or trade agreements may impact our supply chain, manufacturing and distribution of our products, as suppliers face increased costs and logistical challenges, which could result in delays in product delivery and increased inventory costs. Changes in, and responses to, U.S. trade policy could reduce the competitiveness of our products and cause our sales to decline, which could materially and adversely impact our business, financial condition and results of operations.

Warranty claims, customer quality claims, product liability claims and product recalls could harm our business, results of operations and financial condition.

We face an inherent business risk of exposure to warranty and product liability claims if products fail to perform as expected or any such failure is alleged to result in bodily injury, death, and/or property damage. Further, if any of our designed products are alleged to be defective, we may be required to participate in their recalls. In addition, our customers, particularly automotive and industrial OEMs and their tier-one suppliers, increasingly assert quality-related claims against us seeking recovery of costs incurred as a result of actual or alleged non-conformance of our products. Customers frequently seek to recover these claimed amounts through charge-backs, set-offs against amounts otherwise owed to us, or contractual indemnification, cost-sharing or quality-incentive provisions. The amounts sought in connection with such claims may substantially exceed the purchase price of the affected products, and resolution of such claims often requires investigation, the outcome of which is inherently uncertain and may be costly. Some OEMs expect suppliers to warrant their products for longer periods of time and are increasingly looking to them for contribution when faced with product liability claims or recalls. For example, some of our products are used in automotive safety systems, the failure of which could lead to injury or death. We carry various commercial liability policies, including umbrella/excess policies which provide some protection against product liability exposure. However, a successful warranty or product liability claim against us in excess of our available insurance coverage and established reserves, or a requirement that we participate in a product recall, could have adverse effects on our business results. In the future, it is possible we will not be able to obtain insurance coverage in the amounts and for the risks we seek at policy costs and terms we desire. Further, if our products fail to perform as expected or a failure of our products results in a recall or in significant customer quality claims, our reputation may be damaged, we may lose existing or future design wins and customers may reduce their allocation of business to us, which could make it more difficult for us to sell our products to existing and prospective customers and could materially and adversely affect our business, results of operations and financial condition.

Our dependence on international customers and operations also subjects us to a range of other additional regulatory, operational, financial and political risks that could adversely affect our financial results.

For fiscal years 2026, 2025 and 2024, approximately 89.7%, 87.2% and 85.8%, respectively, of our net sales were to customers outside of the United States. In addition, a substantial majority of our products are assembled and tested at facilities outside of the United States. Our principal assembly and test facility is located in the Philippines at AMPI. We also rely on several other wafer fabrication manufacturing partners located throughout Asia. Any conflict or uncertainty in this region, including public health or safety concerns, climate change or natural disasters, could have a material adverse effect on our business, financial condition and results of operations. Further, conducting business outside the United States subjects us to numerous risks and challenges, including:

changes in a specific country’s or region’s political, regulatory or economic conditions;

•
a pandemic, epidemic or other outbreak of an infectious disease, which may cause us or our distributors, vendors and/or customers to temporarily suspend operations in the affected city or country;
•
compliance with a wide variety of domestic and foreign laws, regulations and policies (including those of municipalities or provinces where we have operations) and unexpected changes in those laws and regulatory requirements, including uncertainties regarding taxes, social insurance contributions and other payroll taxes and fees to governmental entities, climate-related disclosures, tariffs, quotas, export controls, export licenses and other trade barriers or restrictions;
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
•
potential political, legal and economic instability, armed conflict, and civil unrest in the countries in which we and our customers, suppliers and contract manufacturers are located, such as macroeconomic weakness related to trade and political disputes between the United States and China, tensions across the Taiwan Strait, the current conflict between Russia and Ukraine and the ongoing conflict involving the United States, Israel, Iran and other nations in the Middle East;
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

Exports to certain manufacturers of technology relating to our products are subject, or could be subject in the future, to export controls imposed by the U.S. government and administered by the U.S. Departments of State and Commerce. In certain instances, these regulations may require pre-shipment authorization from the administering department. For products subject to the Export Administration Regulations, administered by the Department of Commerce’s Bureau of Industry and Security, the requirement for a license is dependent on the type and end use of the product, the final destination, the identity of the end user and whether a license exception might apply. In recent years, the Bureau of Industry and Security has announced export control regulations applicable to the sale of U.S. semiconductor technology in China (collectively, the “BIS Regulations”). The BIS Regulations place limitations on the ability of companies to export certain semiconductor chips, as well as chipmaking equipment, by requiring companies to obtain licenses to export such products and equipment into China or other designated countries. Certain of our competitors may be exempt from the BIS Regulations by virtue of being non-U.S. manufacturers. Any expansion of the scope of the BIS Regulations, including an increase in the number of companies subject to such regulations or the addition of one or more of our significant customers, could have a material impact on our net sales. We have evaluated and selectively pursued export licenses and authorizations, but there can be no assurances that we will obtain such licenses or authorizations on a timely or cost-effective basis or at all. Products developed and manufactured in our foreign locations are subject to export controls of the applicable foreign nation. Obtaining export licenses can be difficult, costly and time-consuming, and we may not always be successful in obtaining necessary export licenses. Our failure to obtain required import or export approval for our products or limitations on our ability to manufacture or sell our products imposed by these laws may harm our international and domestic revenues. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. Failure to obtain export licenses for technology relating to our products or having one or more of our customers be restricted from receiving exports from us could significantly reduce our net sales and materially and adversely affect our business, financial condition and results of operations.

Changing currency exchange rates may adversely affect our business, financial condition, results of operations and cash flows.

We have operations and assets in the U.S. as well as foreign jurisdictions and prepare our consolidated financial statements in U.S. dollars, but a portion of our earnings and expenditures are denominated in other currencies. Therefore, we must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar may negatively affect the value of these items in our financial statements. In addition, since many of our sales in foreign jurisdictions are denominated in U.S. dollars, a decrease in the value of foreign currencies relative to the U.S. dollar may effectively increase the price of our products in the currency of the jurisdiction in which the sale took place and may result in our products becoming too expensive for non-U.S. customers who do not conduct their business in U.S. dollars. Further, currency exchange rates can be volatile, and such currency fluctuations may make it difficult for us to predict our results of operations. It is possible that government policy changes and uncertainty about such changes could increase currency exchange rate fluctuations. If we fail to manage our foreign currency exposure adequately, we may suffer losses in the value of our net foreign currency investment, and our business, financial condition, results of operations and cash flows may be negatively affected.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could result in covenants that would restrict our operations and our ability to incur additional debt or engage in other capital-raising activities. Interest rates may remain elevated or rise, making the cost of incurring new debt obligations more expensive to the Company. There is no assurance that financing, if required, will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to grow and support our business and respond to business opportunities and challenges could be significantly limited.

Our indebtedness may limit our flexibility to operate our business and adversely affect our financial health and competitive position.

As of March 27, 2026, we had $285.0 million in aggregate principal amount of debt outstanding under our 2026 Refinanced Loans (as defined herein), no debt outstanding under our revolving credit facility and $256.0 million of additional borrowings available thereunder. To service this indebtedness, and any additional indebtedness or other long-term obligations we may incur in the future, we need to generate sufficient levels of cash from our operating activities. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. We cannot assure you that our business will be able to generate sufficient levels of cash from operations or that future borrowing or financing will be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital, capital expenditures or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This will place us at a competitive disadvantage compared to our competitors that have less indebtedness.

In addition, the 2023 Revolving Credit Agreement contains, and any agreements evidencing or governing other future indebtedness may also contain, certain covenants that limit our and our restricted subsidiaries’ ability to engage in certain transactions that may be in our long-term best interests. Subject to certain limited exceptions, these covenants include limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. Further, we are required to maintain a Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for any quarter in which an acquisition in excess of $500.0 million is conducted and for the three subsequent quarters. Our ability to comply with these covenants may be affected by events and factors beyond our control. If we were to breach one or more covenants, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amounts of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may be able to incur significant additional indebtedness in the future. While the 2023 Revolving Credit Agreement generally restricts our and our restricted subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to important and significant exceptions and limitations. Also, these agreements generally do not prohibit us from incurring obligations that do not constitute indebtedness as defined therein. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our indebtedness described above could increase.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to achieve our long-term strategic business and financial objectives and execute our business plan could be harmed, which in turn could adversely affect our financial results.

Our success depends upon the continued services of our executive officers, managers and skilled personnel, including our development engineers. From time to time, including over the past year, we have experienced changes in our executive management team and other key personnel, which is disruptive to our business. Generally, our employees, including executive management are not bound by obligations that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. Moreover, our employees, including executive management, are generally not subject to non-competition agreements. Given these limitations, we may not be able to continue to attract, retain and motivate the qualified personnel necessary for our business. In addition, we recruit from a limited pool of engineers with expertise in analog mixed-signal semiconductor design, and the competition for such personnel can be intense. As we expand into markets that we have not traditionally served, our future growth and success will depend on hiring key employees with expertise in these industries. Our future performance depends on the continued services and continuing contributions of our executive management to execute our business plan and to identify and pursue new opportunities and product innovations. The loss of one or more of our executive officers or other key personnel or our inability to locate suitable or qualified replacements could be significantly detrimental to our operations or product development efforts and could have a material adverse effect on our business, financial condition and results of operations. We also must attract and retain highly qualified personnel, including certain foreign nationals who are not U.S. citizens or permanent residents, many of whom are highly skilled and constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these employees and their ability to remain and work in the U.S. are impacted by laws, regulations, policies, procedures and enforcement practices of various government agencies. Changes in immigration laws, regulations, policies or procedures may adversely affect our ability to hire or retain such workers, increase our operating expenses and negatively impact our ability to deliver our products and services, any of which would adversely affect our business, financial condition and results of operations.

Future sales of our common stock by large stockholders, or the possibility of such sales, may cause the trading price of our common stock to decline.

Future sales of substantial amounts of our common stock in the public market by our largest stockholders, or the perception that these sales could occur, could cause the market price of our common stock to decline and impair our ability to raise capital through the sale of additional shares.

Our business and operating results could be harmed as the result of undertaking restructuring activities.

We have initiated and implemented strategies to reduce costs, including workforce reductions and office closures, and incurred related restructuring costs in anticipation of realizing cost savings in the future. We may not realize, in full or in part, the anticipated benefits, savings and improvements from the reductions of our workforce and other restructuring activities if our revenue and profits decline beyond our current projections. Any future restructuring would require substantial management time and attention and may divert management from other important work. If we are unable to effectively manage or efficiently implement these strategies and/or restructuring initiatives, we may not realize the expected operational efficiencies and cost savings of such strategies and initiatives, and our operating results and financial condition would be adversely affected as a result.

Risks Related to our Information Technology, Intellectual Property (“IP”), AI Technologies, and Data Security and Privacy

If we are unable to protect our proprietary technology and inventions, our ability to compete successfully and our financial results could be adversely impacted.

We seek to protect our proprietary technology and inventions, particularly those relating to the design of our products, through the use of patents. As of March 27, 2026, we owned approximately 1,860 active patents, including 1,005 U.S. patents (with expiration dates between 2026 and 2044), with approximately 440 pending patent applications, including 250 U.S. patent applications. Maintenance of patent portfolios, particularly outside of the U.S., is expensive, and the process of seeking patent protection is lengthy and costly. While we intend to maintain our patents supporting our products and to continue to prosecute our currently pending patent applications and file future patent applications when appropriate, the value of these actions may not exceed their expense. Existing patents and those that may be issued from any pending or future applications may be subject to challenges, invalidation or circumvention, and the rights granted under our patents may not provide us with meaningful protection or any commercial advantage. In addition, the protection afforded under the patent laws of one country may not be the same as that in other countries. This means, for example, that our right to exclusively commercialize a product in those countries where we have patent rights for that product can vary on a country-by-country basis. We also may not have the same scope of patent protection in every country where we do business. Additionally, it is difficult and costly to monitor the use of our IP. It may be the case that our IP is already being infringed, and infringement may occur in the future without our knowledge. The difficulty and failure to identify any violations of our IP rights could materially and adversely affect our business, financial condition and result of operations and hurt our competitive advantage.

Our use of AI Technologies in product development and software coding presents additional IP risks, including uncertainty regarding the protectability of AI-generated inventions and code, potential infringement claims arising from AI-generated outputs substantially similar to third-party or open-source materials, and possible third-party provider rights in code generated using their tools. See “Risk Factors—We are exposed to risks related to the use of AI Technologies by us and others.” We also seek to protect our proprietary technology and inventions, particularly those relating to our manufacturing processes, as trade secrets. Under the trade secret laws of both the United States and applicable non-U.S. countries, protection of our proprietary information as trade secrets requires us to take steps to prevent unauthorized disclosure to third parties or misappropriation by third parties. While we require our officers, employees, consultants, distributors, and existing and prospective customers to sign confidentiality agreements and take security measures to protect unauthorized disclosure and misappropriation of our trade secrets, we cannot assure or predict that these measures will be sufficient. The semiconductor industry is generally subject to high employee turnover, so the risk of trade secret misappropriation may be amplified. If any of our trade secrets are subject to unauthorized disclosure or are otherwise misappropriated by third parties, our competitive position may be materially and adversely affected.

Our ability to compete successfully depends in part on our ability to commercialize our products without infringing the patent, trade secret or other IP rights of others.

Our competitors and other third parties actively seek to protect their technology and inventions with patents and trade secrets. We have no means of knowing the content of patent applications filed by third parties until they are published. It is also difficult and costly to continuously monitor the IP portfolios of our competitors to ensure our technologies do not violate the IP rights of any third parties. Patent assertion entities are common in the semiconductor industry, which is characterized by frequent litigation regarding patent and other IP rights. From time to time, we receive communications from third parties that allege that our products or technologies infringe their patent or other IP rights, and we may receive more or similar communications in the future. Lawsuits or other proceedings resulting from allegations of infringement, including claims arising from our use of AI Technologies in our development process, could subject us to significant liability for damages, invalidate our proprietary rights and adversely affect our business. If a third party succeeds in asserting a valid claim against us or our customers, we could be forced to do one or more of the following: discontinue selling, importing or using certain technologies that contain the allegedly infringing IP, which could cause us to stop manufacturing certain products; seek to develop non-infringing technologies, which may be infeasible; incur significant legal expenses; pay substantial monetary damages to the party whose IP rights we may be found to be infringing; or seek licenses for the infringed technology that may not be available on commercially reasonable terms, if at all. If a third party causes us to discontinue the use of any of our technologies, we could be required to design around those technologies, which could be costly and time-consuming and have an adverse effect on our financial results. Any significant impairments of our IP rights from any litigation we face could materially and adversely impact our business, financial condition, results of operations and our ability to compete in our industry.

Cybersecurity incidents that we or our critical third-party service providers experience could irreparably damage our reputation and business and materially affect our operating results and financial condition.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations (collectively, “IT Systems”) that are critical to our business. We own and manage some of these IT systems but also rely on third parties for a range of IT Systems and other products and services. In conducting our business, we routinely collect and store sensitive data, including proprietary technology and information and personal information related to our business and our customers, suppliers and business partners, as well as proprietary technology and information owned by our customers (collectively, “Confidential Information”). The secure processing, maintenance and transmission of Confidential Information is critical to our operations and business strategy. We face numerous, evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. We and our third-party service providers are exposed to a range of cyberattack vectors, including computer viruses, malware (including ransomware), illegal hacking, criminal fraud or impersonation, acts of vandalism or terrorism, employee or contractor error or malfeasance, social engineering or phishing, or software-related errors, bugs or other vulnerabilities. We and certain of our service providers have experienced and will continue to experience cyberattacks and other incidents to varying degrees. While to date no incidents have materially impacted our operations or results, there is no guarantee that material incidents will not occur in the future. Security measures that we, our third-party service providers and our customers have implemented cannot detect or prevent all cybersecurity attacks, disruptions or security breaches. Our scanning tools regularly identify vulnerabilities in our and third-party software used in our IT environment, but we cannot comprehensively apply patches or mitigate all vulnerabilities before a threat actor exploits them. There can also be no assurance that our cybersecurity risk management program, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

Threat actors are increasingly sophisticated and using techniques and tools that circumvent controls, evade detection and remove forensic evidence, including the use of AI and machine learning to launch more automated, convincing, targeted and coordinated attacks, which means that effectively anticipating, containing and recovering from attacks and incidents in a timely manner is and will continue to be challenging, and may require us to incur material costs. Any attack, breach or misuse of Confidential Information, whether experienced by us or a third-party service provider or in our supply chain, could materially harm our reputation by deterring existing or prospective customers from using our products and applications, increasing our operating expenses in order to contain and remediate the incident, exposing us to unbudgeted or uninsured liability, disrupting our operations, diverting management focus away from other priorities, increasing our regulatory and litigation (including class action) exposure, and/or resulting in the imposition of material penalties and fines under state, federal and foreign laws. Any such incidents could irreparably damage our reputation and business, which could have a material adverse effect on our results of operations. While we maintain various insurance policies, we cannot be certain that any or all cybersecurity or privacy-related losses or costs will be covered in whole or in part by our policies. Risks associated with our and our employees’ use of AI Technologies are further described under ‘Risk Factors—We are exposed to risks related to the use of AI Technologies by us and others.’

We are exposed to risks related to the use of AI Technologies by us and others.

We are increasingly incorporating AI tools and capabilities into our business operations, including our chip design lifecycle, manufacturing operations, and administrative functions, which subjects us to significant competitive, legal, regulatory, and other risks. Our competitors may be more successful in their development of AI Technologies, including by developing superior products or improving their operations. Our use of AI Technologies may also expose us to risks related to the loss of confidential information or IP rights, IP infringement or misappropriation, data privacy, cybersecurity, and the unauthorized use of Company data. In particular, if the models underlying the AI Technologies we use are poorly designed, trained on inadequate, biased or improperly licensed data, deployed without sufficient governance, or affected by defects or cybersecurity threats, the performance of our products and services and our reputation could suffer, and we could incur liability under applicable law or contract.

We use third-party AI Technologies in our operations, and our ability to continue to use such technologies at the scale we need may depend on access to specific third-party software and infrastructure. If any such third-party AI Technologies become incompatible with the other technologies we use in our business or unavailable for use (including due to service disruptions or outages beyond our control), or if the providers of such models unfavorably change their terms or terminate their relationship with us, our operations could be materially adversely affected. Additionally, the jurisdictions in which we operate have adopted and may adopt laws and regulations related to AI, which could cause us to incur greater compliance costs, limit our use of AI Technologies, or subject us to legal liabilities. See “Risk Factors—Risks Related to Regulatory Compliance.”

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

Risks Related to Regulatory Compliance

Failure to comply with the large body of laws and regulations to which we are subject could adversely impact our business.

We are subject to regulation by various governmental agencies in the United States and other jurisdictions in which we operate. These laws and regulations include: antitrust regulatory activities; consumer protection laws; AI, data privacy and cybersecurity laws; import/export regulatory activities; product safety regulatory activities; worker health and safety; environmental protection; employment matters; and tax and other regulations in each of the areas in which we conduct business. In certain jurisdictions, regulatory requirements in one or more of these areas may be more stringent than or inconsistent with those of the United States, which could force us to incur greater compliance costs, while also exposing us to increased litigation or other risks. Any material increase in our costs as a result could have a material adverse effect on our business, financial condition, results of operations and liquidity. In the area of employment matters, noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines, damages, penalties, or injunctions. In certain instances, former employees have brought claims against us, and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay damages, attorneys’ fees and costs. Such enforcement actions could have a materially adverse effect on our business. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition and results of operations could be materially and adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Our use of AI subjects us to a legal framework that is rapidly evolving and our failure to monitor and comply with the laws and regulations to which we are or may become subject could have a material adverse effect on our business and operations.

The legal and regulatory framework governing AI Technologies is rapidly evolving in the United States, the European Union and other jurisdictions in which we conduct business, with certain existing regimes (such as data privacy laws) already regulating aspects of AI and additional AI-specific laws and regulations enacted or under consideration. These laws and regulations, as well as related enforcement practices and judicial interpretations, may be amended, rescinded, enjoined or applied in ways we cannot predict, which could increase our compliance costs, limit our use of AI Technologies or expose us to legal liability.

Our failure to comply with anti-corruption and anti-bribery laws could subject us to penalties and other adverse consequences.

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

In order to comply with environmental and occupational health and safety laws and regulations, we may need to modify our activities or incur substantial costs, and such laws and regulations, including any failure to comply with such laws and regulations, could subject us to substantial costs, liabilities, obligations and fines, or require our suppliers to alter their processes.

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

As a multinational business, we are subject to income and other taxes in both the U.S. and various foreign jurisdictions. Changes to tax laws or regulations in such jurisdictions, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise adversely affect our financial condition. For example, in October 2021, a global consortium of countries agreed to establish a new framework for international tax reform, including a new global minimum tax of 15% (“Pillar Two Minimum Tax”). In December 2022, European Union member states voted unanimously to implement rules for the Pillar Two Minimum Tax. Since implementation, many member states have enacted minimum tax legislation and others, including non-EU members, are considering similar law changes. In general, if a jurisdiction has an effective income tax rate (“ETR”) below 15%, the Pillar Two Minimum Tax may impute an additional alternative minimum “top-up tax.” The Company is subject to the Pillar Two Minimum Tax rules. If Pillar Two proposals are enacted into law in the U.S. or other countries in which we operate, it is possible that such proposals could increase our tax uncertainty and may adversely affect our provision for income taxes in the future. The Financial Accounting Standards Board considers the Pillar Two Minimum Tax an alternative minimum tax; therefore, deferred tax assets and liabilities are not recognized or adjusted for any estimated future effects. In addition, recently enacted U.S. federal tax legislation, such as the One Big Beautiful Bill Act (the “OBBB”), has modified U.S. corporate income tax, including provisions related to the Corporate Alternative Minimum Tax (“CAMT”). Future changes in our financial results, business operations or in the interpretation and implementation of the OBBB could result in a CAMT liability in subsequent periods. Moreover, the U.S. or other jurisdictions may consider novel tax proposals in the future, such as the imposition of value-based fees or taxes on patents or other IP that could increase our operating costs and have a material and adverse impact on our business. Other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our ETR and/or valuation of our deferred tax assets and liabilities.

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

Inflation rates in the markets in which we operate have remained elevated, and this may continue in the future or inflation rates may increase. Inflation has caused and may continue to cause us to experience higher costs, including higher labor costs, cost of raw materials such as gold, wafer and other costs for supplier materials, and transportation and energy costs. Due to inflation, our suppliers have raised prices and may continue to do so, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates remain elevated or rise for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program informed by the National Institute of Standards and Technology Cybersecurity Framework and other applicable industry standards and intended to protect the confidentiality, integrity, and availability of our critical systems and information.

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
•
periodic tabletop exercises conducted by outside firms to evaluate our incident response plan and response capabilities; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, which have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to our Information Technology, Intellectual Property, AI Technologies, and Data Security and Privacy.”

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
•
progress on cybersecurity projects;
•
reports about cybersecurity incidents it considers significant or potentially significant;
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

Our Chief Digital and Information Officer is primarily responsible for assessing and managing material risks from cybersecurity threats. Our Chief Digital and Information Officer also has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Digital and Information Officer has more than 30 years of experience in information technology, including prior experience in cybersecurity architecture. We have an operational information security team with a broad range of backgrounds, years of experience and levels of information security certifications, including Certified Information Systems Security Professional and ISO27001 certified lead auditor.

Our management team works closely with our Chief Digital and Information Officer to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Manufacturing, Operations and Facilities

Our corporate headquarters is located in Manchester, New Hampshire, and we have a global footprint with 27 locations across four continents. As of the end of fiscal year 2026, our operations are primarily conducted at the locations shown below. Our AMPI subsidiary in Manila, Philippines operates as our primary internal assembly and testing facility.

Facility	Facility Function	Facility Size	Status
Manila, Philippines	Manufacturing - Assembly, Test, Finish	Approximately 440,000 square feet	Owned
Muntinlupa City, Philippines	Research and Development, Administrative	Approximately 40,000 square feet	Leased (Five-year lease expires in 2028)
Manchester, New Hampshire	Corporate Headquarters, Research and Development, Administrative	Approximately 125,000 square feet	Owned

We also lease design and applications support centers in the Americas, Asia and Europe. Our decision to open and maintain additional design centers is based on several factors, including the ability to employ talented engineers at efficient costs and to better serve our local customer base.

Our manufacturing strategy consists of a combined internal and external sourcing strategy. This approach enhances security of supply by providing capacity throughout the manufacturing process and has enabled us to reduce capital requirements and reduce fixed costs, access additional capacity during periods of high demand and establish wafer process technology collaborations.

We have a fabless business model that provides us with enhanced security of supply and manufacturing flexibility. Our primary fab partners currently include UMC, PSL, Tower and TSMC. We have master service agreements with all primary foundry partners, and we have also engaged in long-term supply agreements with some of our foundry partners.

AMPI is our primary internal assembly and testing facility for our sensor and power products, with packaging capabilities and quality standards that meet stringent automotive safety and reliability specification requirements. We also supplement AMPI’s assembly capabilities with subcontractors throughout Asia, and approximately 51%, 45% and 47% of our assembly was outsourced in fiscal years 2026, 2025 and 2024, respectively. We continue to make progress expanding our regional manufacturing capabilities in Asia. During fiscal year 2026, we began shipping to regional customers from additional OSAT partners in Asia.

While our principal test operations are performed at AMPI, additional test capabilities are available at our Manchester, New Hampshire facility, and a small portion of testing is outsourced, including the addition of OSAT partners in Asia as part of our regional manufacturing strategy.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ALGM.” As of May 18, 2026, there were 186,222,406 shares of our common stock held by approximately 6 holders of record, which does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

COMPARISON OF CUMULATIVE TOTAL RETURN

$300.00
$200.00
$100.00
$0.00
$240.08
$189.91
$157.91
$159.44
$137.94
$115.47
$113.49
$104.01
$124.67
$119.19
$131.85
$107.84
$100.00
$93.02
$106.69
$98.38
03/26/2021
03/25/2022
03/31/2023
03/29/2024
03/25/2025
03/27/2026
Allegro MicroSystems, Inc.
Nasdaq Composite Index
Philadelphia Semiconductor Index

	March 26, 2021	March 25, 2022	March 31, 2023	March 29, 2024	March 28, 2025	March 27, 2026
Allegro MicroSystems, Inc.	$100.00	$115.47	$189.91	$106.69	$98.38	$119.19
Nasdaq Composite Index	$100.00	$107.84	$93.02	$124.67	$131.85	$159.44
Philadelphia Semiconductor Index	$100.00	$113.49	$104.01	$157.91	$137.94	$240.08

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

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to “2026,” “fiscal year 2026” or similar references relate to the 52-week period ended March 27, 2026. All references to “2025,” “fiscal year 2025” or similar references relate to the 52-week period ended March 28, 2025.

This section discusses items pertaining to and comparisons of financial results between 2026 and 2025. A discussion of 2024 items and comparisons between 2025 and 2024 financial results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2025, filed with the SEC on May 22, 2025.

Overview

Allegro MicroSystems, Inc. is a global leader in the design, development, and marketing of sensor ICs and application-specific power ICs, that enable the sensing, motion control, and power management functions of complex electromechanical or power conversion systems. We primarily serve automotive and industrial markets, including advanced industrial markets such as AI data centers, robotics, and energy infrastructure, where our solutions enable customers to sense, move, and manage power with efficiency, precision, and reliability.

Our sensor ICs provide critical feedback for motion, position, speed, and electrical current sensing, while our power ICs control motors and manage power conversion and regulation across a wide range of applications. By embedding system-level intelligence directly into our products, we reduce the number of components required in a customer’s design while improving performance, energy efficiency, safety, and reliability. We believe our deep application knowledge, differentiated technology, and strong customer relationships enable us to deliver solutions that are more integrated, intelligent, and efficient than typical ICs.

We are headquartered in Manchester, New Hampshire and have a global footprint with 27 locations across four continents. Our portfolio includes more than 1,500 products, and we ship approximately 2.1 billion units annually to more than 15,000 customers worldwide. During fiscal years 2026 and 2025, we generated $890.1 million and $725.0 million in total net sales, respectively, with $14.7 million and $72.8 million in net loss, respectively.

Recent Initiatives to Improve Results of Operations

We implemented several initiatives during fiscal years 2025 and 2026 that were designed to improve our operating results during those fiscal years and going forward.

We continue our efforts to leverage our fixed costs and operating margin improvements. Efficiencies may be achieved through cost structure improvements, streamlining of manufacturing and support processes, and further utilization of existing capacity. These manufacturing efficiencies may allow us to leverage higher volumes when demand increases across most of our applications, which would increase the absorption of our fixed costs. Although these initiatives can result in gross margin and operating income improvements, we cannot ensure that these trends will occur or continue over the long-term.

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

To fund the First Closing, we entered into an underwriting agreement (the “Underwriting Agreement”) with Barclays Capital Inc. and Morgan Stanley & Co. LLC, as representatives of the several underwriters (the “Underwriters”), on July 24, 2024, pursuant to which we agreed to sell 25,000,000 shares of our common stock to the Underwriters at a price of $23.16 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 3,750,000 shares of our common stock at the same purchase price, which option was exercised in full prior to the closing of the Equity Offering.

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

On August 6, 2024, we entered into Amendment No. 2 (the “Second Amendment”) to the revolving facility credit agreement dated June 21, 2023 by and among the Company, the Company’s wholly owned subsidiary Allegro MicroSystems, LLC (“AML”) Morgan Stanley Senior Funding, Inc., as administrative agent, collateral agent, a letter of credit issuer and a lender, and the other agents, lenders and letter of credit issuers parties thereto (as amended, restated, supplemented or otherwise modified, refinanced or replaced from time to time, the “2023 Revolving Credit Agreement”). The Second Amendment increased the total capacity of the revolving credit facility thereunder to $256.0 million.

The Second Amendment also provided for a new $400.0 million tranche of term loans maturing in 2030 (the “Refinanced 2023 Term Loan Facility”), the proceeds of which were primarily used to (i) repurchase a portion of our common stock in connection with the Second Closing, (ii) refinance the Company’s $250.0 million term loan maturing in 2030 entered into on October 31, 2023, (iii) pay fees and expenses in connection with the foregoing and (iv) for general corporate purposes. The Refinanced 2023 Term Loan Facility amortized at a rate of 1.00% per annum. The Refinanced 2023 Term Loan Facility bore interest, at our option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time plus 2.25% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.0% in effect from time to time plus 1.25%. In conjunction with this refinancing, we recognized $3.6 million as a debt discount, which will be amortized to interest expense over the remaining term using the effective interest method.

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

On September 20, 2024, we, along with Sanken, PSL, and PS Investment Aggregator, L.P. (“Subscriber”), completed the transaction (the “PSL Closing”) contemplated by a Sale and Subscription Agreement that we, Sanken, PSL and Subscriber entered into on April 25, 2024 (the “PSL Agreement” and the transaction thereunder, the “PSL Transaction”). As contemplated by the PSL Agreement, Subscriber and certain of its affiliates agreed to make capital contributions to PSL of $175.0 million in exchange for an equity interest in PSL, and we agreed to discharge the PSL Promissory Notes (as defined in Note 21, “Related Party Transactions” to the audited consolidated financial statements) held by us for a value of $10.4 million in exchange for PSL equity interests. Following the PSL Closing, we owned approximately 10.2% of PSL. As a result of PSL's share issuance to Subscriber, we recognized a net loss of $2.8 million related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of the PSL Promissory Notes. The loss is included in Other income (expense), net in the consolidated statements of operations.

At the PSL Closing, we, Sanken and Subscriber entered into an amended and restated limited partnership agreement (the “Limited Partnership Agreement”) with Polar Semiconductor GP I, LLC. The Limited Partnership Agreement contains representations, warranties and covenants of the parties customary for a transaction of this type, the reimbursement of expenses and costs, and restrictions on transfers. Also as contemplated by the Limited Partnership Agreement and effective upon the PSL Closing, we, Sanken and Subscriber contributed our equity interests in PSL in exchange for limited partnership interests of a newly formed Delaware limited partnership that is the ultimate parent indirectly holding all of Polar’s issued and outstanding equity units (“PSL Parent”). Immediately following the PSL Closing and associated completion of the recapitalization and reorganization transactions contemplated by the Limited Partnership Agreement, the Company’s ownership of PSL Parent was approximately 10.2%.

On February 6, 2025 we entered into Amendment No. 3 (the “Third Amendment”) to the 2023 Revolving Credit Agreement. The Third Amendment provided for a new $375.0 million tranche of term loans maturing in 2030 (the “2025 Refinanced Loans”), the proceeds of which were used, in relevant part, to (i) refinance all outstanding borrowings under the Refinanced 2023 Term Loan Facility, (ii) pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The 2025 Refinanced Loans amortized at a rate of 0.00% per annum. The 2025 Refinanced Loans bore interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time plus 2.00% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.00%. The 2025 Refinanced Loans were scheduled to mature on October 31, 2030. In conjunction with this financing, we incurred $1.1 million in costs. Borrowings under the 2025 Refinanced Loans were collateralized by substantially all of our assets. Payments of $30.0 million, $25.0 million, $10.0 million and $25.0 million was applied to the outstanding balance of the 2025 Refinanced Loans on February 28, 2025, April 30, 2025, May 30, 2025 and July 31, 2025, respectively.

In January 2025, we enacted a global restructuring plan that included a repositioning to high-growth and lower cost regions and consolidation of leased facilities in an effort to optimize our cost structure. In June 2025, we undertook additional facility consolidation and further workforce rebalancing as part of this plan. In connection with the restructuring plans, we incurred costs related to severance, annual incentive program and other employee-related benefits, retention incentives, accelerated amortization of right-of-use for certain leases, as well as various professional service charges. The restructuring was substantially completed during fiscal year 2026.

On January 21, 2026, we entered into Amendment No. 4 (the “Fourth Amendment”) to the 2023 Revolving Credit Agreement. The Fourth Amendment provides for a new $285.0 million tranche of term loans maturing in October 2030 (the “2026 Refinanced Loans”), the proceeds of which were used, in relevant part, to refinance all outstanding borrowing under the 2025 Refinanced Loans. The 2026 Refinanced Loans amortize at a rate of 0.00% per annum. The 2026 Refinanced Loans bear interest, at our option, at a rate equal to (i) Term SOFR in effect from time to time plus 1.75% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 0.75%. The 2026 Refinanced Loans will mature on October 31, 2030.

Other Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:

Inflation

Inflation rates in the markets in which we operate have remained elevated and may continue to rise as a result of cost increases attributable to a rise in global energy and commodity prices and global tariff policies. Inflation in recent quarters has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation and energy costs. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we have attempted to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices and releasing new products with improved gross margins, our ability to increase our average selling prices depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.

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

Customer Demand, Orders and Forecasts

Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality, tariffs and other pricing increases and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. We are currently operating in an inflationary environment for our products as a result of a rise in global energy and commodity prices and global tariff policies, which also have the potential to reduce end market demand in certain markets. Over the past several quarters, we and other semiconductor companies have experienced an increase in market demand, but historically such periods are often followed by periods of softening demand, primarily driven by lower demand from customers across various markets and digestion of excess accumulated inventory. In addition, factors that cause a reduction in the demand from end users of our OEMs’ or other customers’ products, including as a result of increased prices resulting from a rise in global energy and commodity prices and global trade policies, tariffs or a recessionary environment in the markets in which we operate, may in the future continue to cause our direct customers to significantly reduce the number of products ordered from us.

Manufacturing Costs and Product Mix

Gross margin has been, and will continue to be, affected by a variety of factors, including the ASPs of our products, product mix in a given period, material costs, yields, manufacturing costs and efficiencies. We believe the primary driver of gross margin is the ASP negotiated between us and our customers relative to material costs and yields. Our pricing and margins depend on the volumes and the features of the products we produce and sell to our customers. As our products mature and unit volumes increase, we expect their ASPs to decline in the long-term. We continually monitor and work to reduce the cost of our products and improve the potential value our solutions provide to our customers, as we target new design win opportunities and manage the product life cycles of our existing customer designs. We also maintain a close relationship with our suppliers and subcontractors to improve quality, increase yields and lower manufacturing costs. As a result, these declines often coincide with improvements in manufacturing yields and lower wafer, assembly, and testing costs, which offset some or all of the margin reduction that results from declining ASPs. However, we expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to product mix, new product introductions, transitions into volume manufacturing and manufacturing costs. Gross margin generally decreases if production volumes are lower as a result of decreased demand, which leads to a reduced absorption of our fixed manufacturing costs. Gross margin generally increases when the opposite occurs.

Cyclical Nature of the Semiconductor Industry

The semiconductor industry has historically been highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles in consumer and other rapidly changing markets and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate, and facilities go underutilized. Also, expectations and front-loaded investment related to AI and data centers may increase the magnitude and volatility of these cycles, making downturns more abrupt or recoveries more uneven. To the extent that current levels of investment in AI-related infrastructure, products or end-market demand reflect expectations that are not ultimately realized, or if customer spending related to AI or data centers moderates, is delayed, or declines more rapidly than anticipated, the semiconductor industry could experience an accelerated or more pronounced downturn. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production and productivity and margins generally decline.

Components of Our Results of Operations

Net sales

Our total net sales are primarily derived from product sales to direct customers and distributors. We sell products globally through our direct sales force, third-party distributors and independent sales representatives. Sales are derived from products for different applications. Our core applications are focused on the automotive, industrial and other industries.

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

Impairment of assets held for sale

Impairment of assets held for sale consists primarily of charges recorded to reduce the carrying value of certain assets to their estimated fair value, less costs to sell.

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

Other income (expense), net

Other income (expense), net includes unrealized (loss) gains on marketable securities from changes in the fair value of equity securities with readily determinable fair values. These investments are measured at fair value with unrealized gains and losses related to changes in the entity’s stock price. Upon the sale of the investments, realized gains and losses are recognized in other income (expense), net. Miscellaneous income and expense items unrelated to our core operations are also within other income (expense), net.

Income tax (benefit) provision

Our provision for or benefit from income taxes is based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

We are subject to tax in the U.S. and various foreign jurisdictions. Our effective income tax rate fluctuates primarily because of: the change in the mix of our U.S. and foreign income; the impact of discrete transactions and law changes; state tax impacts and the difference between the amount of tax benefits generated by the foreign derived intangible income (“FDII”) deduction, including permanent impacts of capitalizing research and development expenses, and research credits, offset by the additional tax costs associated with global intangible low-tax income (“GILTI”), Subpart F income and non-deductible stock-based compensation charges.

In 2017, the Tax Cuts and Jobs Act (“TCJA”) introduced significant U.S. corporate tax reform to the U.S. Internal Revenue Code (the “Code”), including a requirement to capitalize domestic and foreign research and development expenditures incurred in fiscal years 2023 through 2025 (“174 Capitalization”). The capitalized amounts were required to be amortized over five and 15 years, respectively. On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law, and it generally extended and modified many of the TCJA provisions of the Code. Specifically, the OBBB provided options to taxpayers such as (i) restoring the ability to immediately expense domestic R&D expenditures, (ii) providing a one-time election to accelerate the deduction of previously capitalized domestic R&D over a two-tax year period (“Accelerated R&D Amortization Election”), (iii) reinstating Section 59(e) of the Code to allow domestic R&D to be capitalized and amortized over 10 years, and (iv) updating Section 280(c) of the Code, which reduces the benefit of the Section 41 research and development tax credit (“R&D Credit”). The OBBB changes, especially the Accelerated R&D Amortization Election, result in a current year reduction of the U.S. cash taxes, FDII deduction, and R&D credit benefits. The Company continues to evaluate the tax impact of the various OBBB provisions, elections, and forthcoming guidance.

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

Results of Operations

Fiscal Year 2026 Compared to Fiscal Year 2025

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the fiscal years ended March 27, 2026 and March 28, 2025.

	Fiscal Year Ended				Change
	March 27, 2026	As a % of Net Sales	March 28, 2025	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales	$890,096	100.0%	$725,006	100.0%	$165,090	22.8%
Cost of goods sold	478,126	53.7%	403,479	55.7%	74,647	18.5%
Gross profit	411,970	46.3%	321,527	44.3%	90,443	28.1%
Operating expenses:
Research and development	205,804	23.1%	179,649	24.8%	26,155	14.6%
Selling, general and administrative	181,089	20.3%	161,680	22.3%	19,409	12.0%
Impairment of assets held for sale	6,590	0.7%	—	—%	6,590	—%
Total operating expenses	393,483	44.2%	341,329	47.1%	52,154	15.3%
Operating income (loss)	18,487	2.1%	(19,802)	(2.7)%	38,289	(193.4)%
Other (expense) income:
Interest expense	(22,135)	(2.5)%	(30,366)	(4.2)%	8,231	(27.1)%
Interest income	776	0.1%	1,524	0.2%	(748)	(49.1)%
Foreign currency transaction loss	(3,209)	(0.4)%	(2,172)	(0.3)%	(1,037)	47.7%
(Loss) income in earnings of equity investment	(9,399)	(1.1)%	1,176	0.2%	(10,575)	(899.2)%
Loss on change in fair value of forward repurchase contract	—	—%	(34,752)	(4.8)%	34,752	(100.0)%
Other income (expense), net	579	0.1%	(1,304)	(0.2)%	1,883	(144.4)%
Loss before income taxes	(14,901)	(1.7)%	(85,696)	(11.8)%	70,795	(82.6)%
Income tax benefit	(248)	(0.0)%	(12,933)	(1.8)%	12,685	(98.1)%
Net loss	(14,653)	(1.6)%	(72,763)	(10.0)%	58,110	(79.9)%
Net income attributable to non-controlling interests	244	0.0%	247	0.0%	(3)	(1.2)%
Net loss attributable to Allegro MicroSystems, Inc.	$(14,897)	(1.7)%	$(73,010)	(10.1)%	$58,113	(79.6)%

Total net sales

Total net sales increased primarily driven by Focus Auto products, which include ADAS and xEV components, data center applications, industrial automation and robotics products, medical applications, internal combustion engine products, clean energy applications and safety, comfort and convenience applications, partially offset by a decrease in consumer products, broad-based industrial products and personal and industrial transport products.

Net Sales by Market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Fiscal Year Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(Dollars in thousands)
Automotive	$628,561	$535,205	$93,356	17.4%
Industrial and other	261,535	189,801	71,734	37.8%
Total net sales	$890,096	$725,006	$165,090	22.8%

Automotive net sales increased primarily due to an increase in demand for Focus Auto products, which include ADAS and xEV components, as well as our internal combustion engine products and safety, comfort and convenience applications.

Industrial and other net sales increased primarily due to an increase in demand for data center applications, industrial automation and robotics products, medical applications and clean energy applications, partially offset by a decrease in consumer products, broad-based industrial products and personal and industrial transport products.

Net Sales by Product

The following table summarizes net sales by product.

	Fiscal Year Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”)	$538,538	$474,557	$63,981	13.5%
Power integrated circuits (“PIC”)	351,558	250,449	101,109	40.4%
Total net sales	$890,096	$725,006	$165,090	22.8%

The increase in MS was primarily due to an increase in demand for our current and isolator products, magnetic speed sensors, TMR sensor solutions and magnetic position sensors. The increase in PIC sales was primarily driven by a demand for our motor and high performance power products.

Net Sales by Geographic Location

The following table summarizes net sales by geographic location based on ship-to location.

	Fiscal Year Ended		Change
	March 27, 2026	March 28, 2025	Amount	%
	(Dollars in thousands)
Americas:
United States	$91,412	$92,458	$(1,046)	(1.1)%
Other Americas	41,778	24,851	16,927	68.1%
EMEA:
Europe	120,562	106,726	13,836	13.0%
Asia:
Greater China	249,417	183,033	66,384	36.3%
Japan	150,946	153,842	(2,896)	(1.9)%
South Korea	77,976	73,702	4,274	5.8%
Other Asia	158,005	90,394	67,611	74.8%
Total net sales	$890,096	$725,006	$165,090	22.8%

Other Asia net sales increased in data center applications, medical applications and safety, comfort and convenience applications, partially offset by a decrease in consumer products. Greater China net sales increased primarily driven by ADAS and xEV components, industrial automation and robotics products, safety, comfort and convenience applications and data center applications, partially offset by a decrease in consumer products. Other Americas net sales increased in both Automotive and Industrial and Other applications, primarily in ADAS components and clean energy applications. Europe net sales increased primarily in Automotive markets, driven by ADAS and xEV components, as well as growth in industrial automation and robotics and internal combustion engine products, partially offset by decreases in consumer products, clean energy applications, and safety, comfort and convenience applications. South Korea net sales increased primarily in xEV components and safety, comfort and convenience applications, partially offset by a decrease in ADAS components. Japan net sales declined primarily in personal and industrial transport products, and safety, comfort and convenience applications, partially offset by an increase in data center applications and ADAS components.

Cost of goods sold, gross profit and gross margin

Cost of goods sold increased in the fiscal year ended March 27, 2026 compared to the fiscal year ended March 28, 2025. The increase in cost of goods sold was primarily due to higher production volume in support of higher product sales and increase in materials and commodity costs.

Gross profit increased in the fiscal year ended March 27, 2026 compared to the fiscal year ended March 28, 2025, primarily due to the increase in net sales and a change in product mix.

Gross margin was 46.3% and 44.3% for the fiscal years ended March 27, 2026 and March 28, 2025, respectively. The increase was primarily due to the increase in net sales and a change in product mix.

R&D expenses

R&D expenses increased in the fiscal year ended March 27, 2026 compared to the fiscal year ended March 28, 2025. This increase was primarily due to an increase in personnel costs, including the funding of the annual incentive program.

R&D expenses represented 23.1% of our total net sales for the fiscal year ended March 27, 2026, a decrease from 24.8% of our total net sales for the fiscal year ended March 28, 2025. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by an increase in the funding of the annual incentive program.

SG&A expenses

SG&A expenses increased in the fiscal year ended March 27, 2026 compared to the fiscal year ended March 28, 2025. This increase was primarily due to an increase in personnel costs, including the funding of the annual incentive program, outside services and legal fees.

SG&A expenses represented 20.3% of our total net sales for the fiscal year ended March 27, 2026, representing a decrease from 22.3% of our total net sales for the fiscal year ended March 28, 2025. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by an increase in the funding of the annual incentive program, outside services and legal fees.

Impairment of assets held for sale

We recorded an impairment of assets held for sale in the fiscal year ended March 27, 2026. We determined that the carrying value of these assets exceeded their fair value, less costs to sell.

Interest expense

Interest expense decreased in the fiscal year ended March 27, 2026 compared to the fiscal year ended March 28, 2025. The decrease was primarily due to the voluntary payments applied to the outstanding balance of our Term Loan Facility.

Interest income

Interest income decreased in the fiscal year ended March 27, 2026 compared to the fiscal year ended March 28, 2025, primarily due to reduced average excess cash balances year over year and lower interest rates realized during the year.

Foreign currency transaction (loss) gain

We recorded a foreign currency transaction loss in both fiscal years ended March 27, 2026 and March 28, 2025. The foreign currency transaction loss recorded in the fiscal year ended March 27, 2026 was primarily due to the U.S. Dollar weakening against various currencies, including the Euro and the Philippine Peso. The foreign currency transaction loss recorded in the fiscal year ended March 28, 2025 was primarily due to realized and unrealized losses from our Philippine locations.

(Loss) income in earnings of equity investment

(Loss) income in earnings of equity investment reflected loss of $9.4 million and income of $1.2 million in the fiscal years ended March 27, 2026 and March 28, 2025, respectively, related to our equity investment in PSL (PSL Parent following its recapitalization in September 2024).

Loss on change in fair value of forward repurchase contract

We recorded a loss on the change in fair value of a forward repurchase contract in the fiscal year ended March 28, 2025, primarily due to the various settlement dates under the Share Repurchase Agreement with Sanken.

Other income (expense), net

We recorded $1.4 million of gains related to earnings in our money market fund deposits, partially offset by other expense of $0.8 million in the fiscal year ended March 27, 2026. We recorded a net loss of $2.8 million as a result of the PSL Closing in the fiscal year ended March 28, 2025 related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of PSL Promissory Notes that we held, partially offset by $1.6 million of gains related to earnings in our money market fund deposits.

Income tax (benefit) provision

For the fiscal years ended March 27, 2026 and March 28, 2025, our income tax benefits and the ETR was $(0.2) million and 1.7%, and $(12.9) million and 15.1%, respectively. The ETR decrease primarily results from (i) lower pre-tax GAAP loss in the fiscal year ended March 27, 2026, which was driven in part, by the $34.8 million nondeductible loss on change in fair value of forward repurchase contract recorded in the fiscal year ended March 28, 2025 and (ii) the OBBB impacts described above in the “Components of Our Results of Operations.”

Liquidity and Capital Resources

As of March 27, 2026, we had $168.8 million of cash and cash equivalents and $357.7 million of working capital, compared to $121.3 million of cash and cash equivalents and $370.8 million of working capital as of March 28, 2025. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives, are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2027 is to utilize cash on hand and capacity under our revolving credit facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of March 27, 2026, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the upcoming fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases and noncancellable purchase commitments, see Note 12, “Leases” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements. See Note 15, “Retirement Plans” to the audited consolidated financial statements for more information related to the Company’s pension and defined contribution plans. Additionally, refer to Note 13, “Debt and Other Borrowings” for information regarding the Company’s management of our third-party debt capacity.

We believe that our existing cash will be sufficient to finance our continued operations, growth strategy, planned capital expenditures and the additional expenses that we expect to incur during the next 12 months. In order to support and achieve our future growth plans, we may need or advantageously seek to obtain additional funding through equity or debt financing. We believe that our current operating structure will facilitate sufficient cash flows from operations to satisfy our expected long-term liquidity requirements beyond the next 12 months. If these resources are not sufficient to satisfy our liquidity requirements due to changes in circumstances, we may be required to borrow under our revolving credit facility or seek additional financing. If we raise additional funds by issuing equity securities that are not used to repurchase existing shares outstanding, our stockholders will experience dilution. Debt financing, if available, may contain covenants that significantly restrict our operations or our ability to obtain additional debt financing in the future. Any additional financing that we raise may contain terms that are not favorable to us or our stockholders. We cannot assure you that we would be able to obtain additional financing on terms favorable to us or our existing stockholders, or at all. See “Risk Factors —Risks Related to Our Business and Industry—Our ability to raise capital in the future may be limited and could prevent us from executing our growth strategy.” We made advance payments on our borrowings in the fiscal year ended March 28, 2025, which has eliminated future minimum quarterly payments.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the fiscal years ended 2026 and 2025:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025
	(dollars in thousands)
Net cash provided by operating activities	$163,069	$61,913
Net cash used in investing activities	(41,717)	(40,816)
Net cash used in financing activities	(77,379)	(112,062)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	277	(89)
Net increase (decrease) in cash and cash equivalents and restricted cash	$44,250	$(91,054)

Operating Activities

Net cash provided by operating activities was $163.1 million in fiscal year 2026, resulting primarily from a net loss of $14.7 million and non-cash charges of $123.0 million, further adjusted by a net increase in cash from a decrease in net operating assets and liabilities of $54.7 million. Noncash charges primarily include increases for $67.6 million for depreciation and amortization, $47.9 million of stock-based compensation, $10.0 million for provisions for inventory and expected credit losses and $6.6 million for impairment of assets held for sale, partially offset by $12.0 million of deferred income taxes. The decrease in net operating assets and liabilities consisted of a $49.4 million decrease in prepaid expenses and other assets, a $41.3 million decrease in other changes in operating assets and liabilities, net, and a $6.0 million increase in trade accounts payable, partially offset by a $15.0 million increase in payment to related party, a $9.8 million increase in accounts receivable - other, a $9.2 million increase in trade accounts receivable, net, a $6.3 million increase in inventories, and a $1.7 million decrease in net amounts due to related party. The decrease in prepaid expenses and other assets was primarily due to the receipt of a tax refund and the additional planning related to the OBBB. The decrease in other changes in operating assets and liabilities, net was primarily the result of accrued income taxes and accrued personnel costs, including $2.1 million of accrued capital expenditures. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $1.9 million. The increase in payment to related party was primarily the result of advanced payment on products. The increase in accounts receivable - other was primarily related to the timing of tax receipts. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year and timing of collections. The increase in inventories was primarily the result of the increase in production to support the increase in net sales. The decrease in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business.

Net cash provided by operating activities was $61.9 million in fiscal year 2025, resulting primarily from a net loss of $72.8 million and non-cash charges of $143.5 million, further adjusted by a net decrease in cash from an increase in net operating assets and liabilities of $8.9 million. Noncash charges primarily include increases for $64.5 million of depreciation and amortization, $41.9 million of stock-based compensation, $34.8 million for loss on the change in fair value of a forward repurchase contract, $9.2 million provisions for inventory and expected credit losses and $7.0 million of other non-cash reconciling items, partially offset by $16.3 million of deferred income taxes. The net increase in operating assets and liabilities consisted of a $30.2 million increase in inventories, $16.3 million decrease in other changes in operating assets and liabilities, net and $4.8 million increase in prepaid expenses and other assets, partially offset by a $33.1 million decrease in trade accounts receivable, net, a $4.0 million increase in trade accounts payable and a $5.1 million increase in net amounts due to related party. The decrease in trade accounts receivable, net was primarily a result of decreased sales year-over-year. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $2.2 million. The increase in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in inventories was primarily the result of inventory builds of standard products to support anticipated sales growth. The decrease in prepaid expenses and other assets was mostly due to the timing of tax payments. The decrease in other changes in operating assets and liabilities, net was primarily the result of a reduction in accrued personnel costs due to the timing of payments pursuant to our annual incentive compensation plan.

Investing Activities

Net cash used in investing activities was $41.7 million in fiscal year 2026, consisting of $38.2 million of purchases of property, plant and equipment and $3.5 million of an investment in debt security.

Net cash used in investing activities was $40.8 million in fiscal year 2025, primarily consisting of purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $77.4 million in fiscal year 2026, primarily consisting of $345.0 million of payments on our term loan, $12.6 million of taxes related to the net settlement of equity awards and $5.0 million of payments for intangible assets, partially offset by net proceeds of $285.0 million from our financing activities under the 2023 Revolving Credit Agreement.

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

Sales Allowances

Sales allowances include sales in which the amount of consideration that we will receive is unknown as of the end of a reporting period. Such consideration primarily includes price protection provisions provided to distributors. We estimate potential future returns, credits, and sales allowances based on historical return rates, anticipated customer claims, credits issued, and changes in product sales to customers. Historical experience can change over time. As a result, estimated sales allowances may differ significantly from amounts recorded in the current and historical periods.

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

The impairment assessment of goodwill, other intangible assets and other long-lived assets involves significant estimates and assumptions, which may be unpredictable and inherently uncertain. These estimates and assumptions may include identification of reporting units and asset groups, long-term growth rates, profitability, estimated useful lives, comparable market multiples, and discount rates. Any changes in these assumptions could impact the result of the impairment assessment. Impairment assessments of goodwill, other intangible assets and other long-lived assets are performed in the fourth quarter of each fiscal year. No impairments of goodwill, other intangible assets and other long-lived assets were identified for fiscal year 2026.

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

Interest Rate Risk

Our investments have limited exposure to market risk. At March 27, 2026, we maintained a portfolio of cash and cash equivalents, consisting primarily of money market fund deposits. None of these investments have a maturity date in excess of one year. Certain interest rates are variable and fluctuate with current market conditions. Because of the short-term nature of these instruments, we would not expect a sudden change in market interest rates to have a material impact on our financial condition or results of operations.

We are also exposed to market risk as a result of increases or decreases in the amount of interest expense we must pay on our 2026 Refinanced Loans and borrowings on our bank credit facilities. Although our 2026 Refinanced Loans and credit facilities have variable rates, as of March 27, 2026, we do not believe that a 10% change in market interest rates would have a material impact on our financial position or results of operations.

Foreign Currency Risk

Due to our international operations, a significant portion of our cost of sales and operating expenses is denominated in currencies other than the U.S. dollar, principally the Euro and the Philippine peso. As a result, our international operations give rise to transactional market risk associated with exchange rate movements of the U.S. dollar, the Euro and the Philippine peso. We reflected foreign exchange losses of $3.2 million and $2.2 million for fiscal years 2026 and 2025, respectively. Based on fiscal year 2026 performance, a hypothetical appreciation (decline) in the value of the Euro in relation to the U.S. dollar of 10% would immaterially impact our operating income. A hypothetical 10% appreciation (decline) in the value of the Philippine peso in relation to the U.S. dollar would immaterially impact our operating income. The individual impacts to our operating income of hypothetical currency fluctuations have been calculated in isolation from any potential responses to address such exchange rate changes in our foreign markets.

In addition, we are exposed to foreign currency translation risk for those subsidiaries whose functional currency is not the U.S. dollar, as changes in the value of their functional currency relative to the U.S. dollar can adversely affect the translated amounts of our sales, expenses, net income, assets and liabilities. This can, in turn, affect the reported value and relative growth of sales and net income from one period to the next. In addition, changes in the translated value of assets and liabilities due to changes in functional currency exchange rates relative to the U.S. dollar result in foreign currency translation adjustments that are a component of other comprehensive income or loss. Foreign currency derivative instruments can be used to hedge exposures and reduce the risks of certain foreign currency transactions; however, these instruments provide only limited protection and can carry significant cost. We have no foreign currency derivative instrument hedges as of March 27, 2026. We will continue to analyze our exposure to currency exchange rate fluctuations and may engage in financial hedging techniques in the future to attempt to minimize the effect of these potential fluctuations. Exchange rate fluctuations may adversely affect our financial results in the future.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of
March 27, 2026. Based on the evaluation of our disclosure controls and procedures as of March 27, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the three months ended March 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of
March 27, 2026. The effectiveness of the Company’s internal control over financial reporting as of March 27, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page F-2 of this Annual Report.

Item 9B. Other Information.

Trading Arrangements

During the three-month period ended March 27, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulations S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain of the information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 27, 2026. Pursuant to General Instruction G(3) of Form 10-K, additional information required hereunder relating to our executive officers is contained in Part I of this Annual Report under the caption “Information about our Executive Officers.”

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

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted our Insider Trading Compliance Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and other Covered Persons (as defined in the Insider Trading Compliance Policy), that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our Insider Trading Compliance Policy, including any amendments thereto, is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 27, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 27, 2026, with the exception of the information regarding securities authorized for issuance under our equity compensation plans, which is set forth below.

Equity Compensation Plan Information

The following table sets forth information with respect to securities authorized for issuance under our equity compensation plans as of March 27, 2026:

Plan Category	Number of Securities to be issued upon Exercise of Outstanding Options, Warrants, and Rights (a)[2]	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)[3]	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity Compensation Plans Approved by Security Holders[1]	4,417,631	—	30,364,903
Equity Compensation Plans Not Approved by Security Holders	—		—
Total	4,417,631		30,364,903

1.
As of March 27, 2026, there were 26,041,192 shares available for future issuance under the Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan, and 4,323,711 shares available for future issuance under the Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan.
2.
As of March 27, 2026, there were 1,325,188 PSUs issued at target and 3,092,443 RSUs included in this amount. PSUs were calculated at target, except for PSUs with performance periods ending as of March 27, 2026, which were calculated at actual performance.
3.
No exercise price has been derived as a result of all derivatives issued being PSUs and RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 27, 2026.

Item 14. Principal Accountant Fees and Services.

The information required hereunder is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A, which proxy statement is anticipated to be filed with the SEC within 120 days after March 27, 2026.

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

10.6	Allegro MicroSystems, Inc. Non-Employee Director Deferred Compensation Plan (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on January 30, 2026)*

10.7	Form of Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K on May 23, 2024)*

10.8	Form of Allegro MicroSystems, Inc. Annual Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K on May 23, 2024)*

10.9	Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Employees)*

10.10	Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Executives)*

10.11

Form of Restricted Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan (Board of Directors) (incorporated by reference from Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)*

10.12	Form of Performance Stock Unit Agreement under Allegro MicroSystems, Inc. 2020 Omnibus Incentive Compensation Plan*

10.13	Form of Allegro MicroSystems, Inc. 2020 Employee Stock Purchase Plan (incorporated by reference from Exhibit 99.5 to the Company’s Registration Statement on Form S-8 filed on October 30, 2020)*

10.14

Form of Severance Agreement between Allegro MicroSystems, Inc. and its executive officers (incorporated by reference from Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed on May 25, 2023)*

10.15

Amended and Restated Form of Severance Agreement between Allegro MicroSystems, Inc. and its executive officers (incorporated by reference from Exhibit 10.14 to the Company's Annual Report on Form 10-K filed on May 22, 2025)*

10.16

Summary of Allegro MicroSystems, Inc. Non-Employee Director Compensation, as amended (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on January 30, 2026)*

10.17

Form of Indemnification Agreement between Allegro MicroSystems, Inc. and its directors and officers (incorporated by reference from Exhibit 10.43 to the Company’s Registration Statement on Form S-1/A filed on October 21, 2020)*

10.18

Employment Agreement, dated February 23, 2025, by and between Allegro MicroSystems, Inc. and Michael C. Doogue (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2025)*

10.19

Separation Agreement and General Release of Claims, dated February 23, 2025, by and between Allegro MicroSystems, Inc. and Vineet Nargolwala (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 24, 2025)*

10.20

Wafer Foundry Agreement, effective January 26, 2023, by and between Allegro MicroSystems, Inc. and Polar Semiconductor, LLC (incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 1, 2023)†

10.21

Amended and Restated Limited Partnership Agreement of Polar Semiconductor, L.P. by and among Polar Semiconductor, LP, Polar Semiconductor GP I, LLC, Allegro MicroSystems, Inc., Sanken Electric Co., Ltd, and PS Investment Aggregator, LP dated as of September 20, 2024 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2024)

10.22

Revolving Facility Credit Agreement, dated as of June 21, 2023, by and among Allegro MicroSystems, Inc., as borrower, Morgan Stanley Senior Funding, Inc. as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K Filed on June 23, 2023)^

10.23

Term Loan Credit Agreement - First Amendment, dated as of June 28, 2023, by and between Allegro MicroSystems, Inc. and Credit Suisse AG, Cayman Islands Branch (incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2023)

10.24

First Amendment to Revolving Facility Credit Agreement, dated October 31, 2023, by and among Allegro MicroSystems, Inc., as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the other lenders from time to time party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2023)^

10.25

Second Amendment to the Credit Agreement, dated August 6, 2024, by and among Allegro MicroSystems, Inc., Allegro MicroSystems, LLC, Morgan Stanley Senior Funding, Inc. and each lender from time to time party thereto, effective as of August 6, 2024 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 7, 2024)

10.26

Third Amendment to the Credit Agreement by and among Allegro MicroSystems, Inc., Allegro MicroSystems, LLC, Morgan Stanley Senior Funding, Inc. and each lender from time to time party thereto, effective as of February 6, 2025 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2025)

10.27

Fourth Amendment to the Credit Agreement by and among Allegro MicroSystems, Inc., Allegro MicroSystems, LLC, Morgan Stanley Senior Funding, Inc. and each lender from time to time party thereto, effective as of January 21, 2026 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 21, 2026)

19.1	Insider Trading Compliance Policy of Allegro MicroSystems, Inc., as amended

21.1	Subsidiaries of Allegro MicroSystems, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97.1	Policy for Recovery of Erroneously Awarded Compensation of Allegro MicroSystems, Inc. (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on May 23, 2024

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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

ALLEGRO MICROSYSTEMS, INC.

Date: May 21, 2026	By:	/s/ Michael C. Doogue
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

Signature	Title	Date

/s/ Michael C. Doogue	President and Chief Executive Officer (Principal	May 21, 2026
Michael C. Doogue	Executive Officer) and Director

/s/ Derek P. D’Antilio	Chief Financial Officer (Principal Financial Officer)	May 21, 2026
Derek P. D’Antilio

/s/ Roald G. Webster	Vice President, Chief Accounting Officer	May 21, 2026
Roald G. Webster

/s/ Joseph R. Martin	Chairman of the Board of Directors	May 21, 2026
Joseph R. Martin

/s/ Katsumi Kawashima	Director	May 21, 2026
Katsumi Kawashima

/s/ Richard R. Lury	Director	May 21, 2026
Richard R. Lury

/s/ Susan D. Lynch	Director	May 21, 2026
Susan D. Lynch

/s/ Krishna G. Palepu	Director	May 21, 2026
Krishna G. Palepu

/s/ Mary G. Puma	Director	May 21, 2026
Mary G. Puma

/s/ Jennie M. Raubacher	Director	May 21, 2026
Jennie M. Raubacher

/s/ Yoshihiro (Zen) Suzuki	Director	May 21, 2026
Yoshihiro (Zen) Suzuki

/s/ Robert J. Willett	Director	May 21, 2026
Robert J. Willett

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Allegro MicroSystems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Allegro MicroSystems, Inc. and its subsidiaries (the “Company”) as of March 27, 2026 and March 28, 2025, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended March 27, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 27, 2026 and March 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 27, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Sales Allowance

As described in Notes 2 and 4 to the consolidated financial statements, variable consideration, such as sales allowances, includes sales in which the amount of consideration that the Company will receive is unknown as of the end of the reporting period. Such consideration primarily includes price protection provisions provided to distributors, sales under agreements that allow rights of return, referred to as stock rotation, provided to distributors, discounts and credits provided to distributors and returns provisions offered to direct customers, which make up a portion of total net sales of $890.1 million for the year ended March 27, 2026. The liability for returns and sales allowances was $48.6 million as of March 27, 2026, of which a significant portion relates to a certain sales allowance program. Management estimates potential future returns, credits, and sales allowances based on historical return rates, anticipated customer claims, credits issued, and changes in product sales to customers.

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

May 21, 2026

We have served as the Company’s auditor since 2022.

ALLEGRO MICROSYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

	March 27, 2026	March 28, 2025
Assets
Current assets:
Cash and cash equivalents	$168,753	$121,334
Restricted cash	6,604	9,773
Trade accounts receivable, net	93,248	84,598
Accounts receivable - other	21,735	2,559
Inventories	181,752	183,914
Prepaid income taxes	1,179	36,662
Prepaid expenses and other current assets	30,335	27,688
Assets held for sale	—	16,508
Total current assets	503,606	483,036
Property, plant and equipment, net	308,258	302,919
Operating lease right-of-use assets, net	13,587	20,849
Deferred income tax assets	80,221	68,528
Goodwill	203,291	202,475
Intangible assets, net	238,675	262,115
Equity investment in related party	22,296	31,695
Related party - other assets	15,000	—
Other assets	31,241	49,344
Total assets	$1,416,175	$1,420,961
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$44,438	$38,733
Amounts due to related party	4,794	6,535
Accrued expenses and other current liabilities	89,472	60,083
Current portion of operating lease liabilities	5,691	5,487
Current portion of long-term debt	1,530	1,423
Total current liabilities	145,925	112,261
Long-term debt	285,746	344,703
Operating lease liabilities, less current portion	12,945	16,878
Other long-term liabilities	15,114	16,019
Total liabilities	459,730	489,861
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Preferred Stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding at March 27, 2026 and March 28, 2025	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 185,357,343 shares issued and outstanding at March 27, 2026; 1,000,000,000 shares authorized, 184,286,567 issued and outstanding at March 28, 2025	1,854	1,843
Additional paid-in capital	1,050,582	1,012,055
Accumulated deficit	(68,488)	(53,591)
Accumulated other comprehensive loss	(29,201)	(30,752)
Equity attributable to Allegro MicroSystems, Inc.	954,747	929,555
Non-controlling interest	1,698	1,545
Total stockholders’ equity	956,445	931,100
Total liabilities, non-controlling interest and stockholders’ equity	$1,416,175	$1,420,961

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share amounts)

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Net sales	$890,096	$725,006	$1,043,206
Net sales to related party	—	—	6,161
Total net sales	890,096	725,006	1,049,367
Cost of goods sold	478,126	403,479	471,894
Cost of goods sold to related party	—	—	2,944
Gross profit	411,970	321,527	574,529
Operating expenses:
Research and development	205,804	179,649	176,638
Selling, general and administrative	181,089	161,680	188,429
Impairment of assets held for sale	6,590	—	—
Impairment of long-lived assets	—	—	13,218
Total operating expenses	393,483	341,329	378,285
Operating income (loss)	18,487	(19,802)	196,244
Other (expense) income:
Interest expense	(22,135)	(30,366)	(10,763)
Interest income	776	1,524	3,144
Foreign currency transaction (loss) gain	(3,209)	(2,172)	5,064
(Loss) income in earnings of equity investment	(9,399)	1,176	(538)
Loss on change in fair value of forward repurchase contract	—	(34,752)	—
Other income (expense), net	579	(1,304)	1,646
(Loss) income before income taxes	(14,901)	(85,696)	194,797
Income tax (benefit) provision	(248)	(12,933)	41,909
Net (loss) income	(14,653)	(72,763)	152,888
Net income attributable to non-controlling interests	244	247	191
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(14,897)	$(73,010)	$152,697
Net (loss) income per common share attributable to Allegro MicroSystems, Inc.:
Basic	$(0.08)	$(0.39)	$0.79
Diluted	$(0.08)	$(0.39)	$0.78
Weighted average shares outstanding:
Basic	185,035,670	187,707,391	192,573,169
Diluted	185,035,670	187,707,391	194,674,352

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands)

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Net (loss) income	$(14,653)	$(72,763)	$152,888
Net income attributable to non-controlling interests	244	247	191
Net (loss) income attributable to Allegro MicroSystems, Inc.	(14,897)	(73,010)	152,697
Other comprehensive (loss) income:
Foreign currency translation adjustment	407	(2,127)	(7,720)
Net actuarial gain (loss) on amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax of $(359), $(84) and $145 in fiscal years 2026, 2025 and 2024, respectively	1,076	252	(434)
Comprehensive (loss) income	(13,414)	(74,885)	144,543
Other comprehensive gain (loss) attributable to non-controlling interests	68	(36)	97
Comprehensive (loss) income attributable to Allegro MicroSystems, Inc.	$(13,346)	$(74,921)	$144,640

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Stockholders’ Equity
Balance at March 31, 2023	—	$—	191,754,292	$1,918	$674,179	$310,315	$(20,784)	$1,187	$966,815
Net income	—	—	—	—	—	152,697	—	191	152,888
Employee stock purchase plan issuances	—	—	144,226	1	3,634	—	—	—	3,635
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	1,266,091	13	42,419	—	—	—	42,432
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(25,900)	—	—	—	(25,900)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,623)	(97)	(7,720)
Net actuarial loss on amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	(434)	—	(434)
Balance at March 29, 2024	—	$—	193,164,609	$1,932	$694,332	$463,012	$(28,841)	$1,281	$1,131,716
Net (loss) income	—	—	—	—	—	(73,010)	—	247	(72,763)
Dividends to non-controlling interest	—	—	—	—	—	—	—	(19)	(19)
Employee stock purchase plan issuances	—	—	164,756	2	3,509	—	—	—	3,511
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	974,517	9	41,793	—	—	—	41,802
Issuance of common stock, net of underwriting discounts	—	—	28,750,000	288	665,562	—	—	—	665,850
Repurchases of common stock	—	—	(38,767,315)	(388)	(376,903)	(443,593)	—	—	(820,884)
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(16,238)	—	—	—	(16,238)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,163)	36	(2,127)
Net actuarial gain on amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	252	—	252
Balance at March 28, 2025	—	$—	184,286,567	$1,843	$1,012,055	$(53,591)	$(30,752)	$1,545	$931,100
Net (loss) income	—	—	—	—	—	(14,897)	—	244	(14,653)
Dividends to non-controlling interest	—	—	—	—	—	—	—	(23)	(23)
Employee stock purchase plan issuances	—	—	162,153	2	3,335	—	—	—	3,337
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	908,623	9	47,804	—	—	—	47,813
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(12,612)	—	—	—	(12,612)
Foreign currency translation adjustment	—	—	—	—	—	—	475	(68)	407
Net actuarial gain on amortization of net transition obligation and prior service costs related to defined benefit plans, net of tax	—	—	—	—	—	—	1,076	—	1,076
Balance at March 27, 2026	—	$—	185,357,343	$1,854	$1,050,582	$(68,488)	$(29,201)	$1,698	$956,445

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Cash flows from operating activities:
Net (loss) income	$(14,653)	$(72,763)	$152,888
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67,593	64,502	71,382
Amortization of deferred financing costs	2,245	2,513	527
Deferred income taxes	(11,994)	(16,301)	(18,613)
Stock-based compensation	47,910	41,868	42,457
Loss on change in fair value of forward repurchase contract	—	34,752	—
Impairment of assets held for sale	6,590	—	—
Impairment of long-lived assets	—	—	13,218
Provisions for inventory and expected credit losses	10,011	9,216	10,286
Change in fair value of marketable securities	—	—	3,579
Other non-cash reconciling items	653	6,984	70
Changes in operating assets and liabilities:
Trade accounts receivable	(9,201)	33,081	(7,964)
Accounts receivable - other	(9,805)	155	(1,035)
Inventories	(6,267)	(30,160)	(15,848)
Payment to related party	(15,000)	—	—
Prepaid expenses and other assets	49,417	(4,756)	(40,231)
Trade accounts payable	5,996	4,044	(12,653)
Due to and from related party	(1,740)	5,115	5,231
Other changes in operating assets and liabilities, net	41,314	(16,337)	(21,579)
Net cash provided by operating activities	163,069	61,913	181,715
Cash flows from investing activities:
Purchases of property, plant and equipment	(38,176)	(39,955)	(124,772)
Purchases of intangible assets	—	(1,180)	—
Acquisition of business, net of cash acquired and working capital adjustment	—	319	(408,119)
Investment in debt security	(3,541)	—	—
Sales in marketable securities	—	—	16,175
Net cash used in investing activities	(41,717)	(40,816)	(516,716)
Cash flows from financing activities:
Borrowings of 2023 term loan facility, net of deferred financing costs	—	—	245,452
Repayment of 2020 term loan facility	—	—	(25,000)
Net proceeds from 2026 Refinanced Term Loan Facility	285,000	193,081	—
Repayment of term loan	(345,000)	(105,000)	(625)
Repayments of other debt	—	—	(842)
Finance lease payments	(1,368)	(1,201)	(142)
Receipts on related party notes receivable	—	1,875	3,750
Payments for intangible assets	(5,000)	—	—
Payments for taxes related to net share settlement of equity awards	(12,612)	(16,238)	(25,900)
Proceeds from issuance of common stock under employee purchase plan	3,337	3,511	3,635
Repurchases of common stock	—	(853,921)	—
Net proceeds from issuance of common stock	—	665,850	—
Payments for taxes related to repurchase of common stock	(1,713)	—	—
Dividends paid to non-controlling interest	(23)	(19)	—
Payments of debt issuance costs	—	—	(1,450)
Net cash (used in) provided by financing activities	(77,379)	(112,062)	198,878
Effect of exchange rate changes on cash and cash equivalents and restricted cash	277	(89)	(421)
Net increase (decrease) in cash and cash equivalents and restricted cash	44,250	(91,054)	(136,544)
Cash and cash equivalents and restricted cash at beginning of period	131,107	222,161	358,705
Cash and cash equivalents and restricted cash at end of period:	$175,357	$131,107	$222,161
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents at beginning of period	$121,334	$212,143	$351,576
Restricted cash at beginning of period	9,773	10,018	7,129
Cash and cash equivalents and restricted cash at beginning of period	$131,107	$222,161	$358,705
Cash and cash equivalents at end of period	168,753	121,334	212,143
Restricted cash at end of period	6,604	9,773	10,018
Cash and cash equivalents and restricted cash at end of period	$175,357	$131,107	$222,161

ALLEGRO MICROSYSTEMS, INC.

Consolidated Statements of Cash Flows - continued

(in thousands)

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,375	$21,959	$10,153
Cash (received) paid for income taxes, net of refunds	$(27,081)	$11,639	$89,927
Non-cash transactions:
Property, plant and equipment purchases included in trade accounts payable and accrued expenses	$(3,961)	$(4,463)	$(4,157)
Right-of-use assets obtained in exchange for lease liabilities	$1,584	$6,999	$10,450
Assets held for sale transferred (to) from property, plant and equipment, net	$(9,751)	$16,508	$—

The accompanying notes are an integral part of these consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1.
Nature of the Business and Basis of Presentation

Allegro MicroSystems, Inc., together with its consolidated subsidiaries (the “Company”), is a global leader in the design, development, and marketing of sensor integrated circuits (“ICs”) and application-specific power ICs, that enable the sensing, motion control, and power management functions of complex electromechanical or power conversion systems. The Company primarily serves automotive and industrial markets, where its solutions enable customers to sense, move, and manage power with efficiency, precision, and reliability. The Company is incorporated under the laws of Delaware. The Company is headquartered in Manchester, New Hampshire and has a global footprint, with 27 locations across four continents.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Financial Periods

The Company’s fiscal year is the 52-week or 53-week period ending on the last Friday in March. The Company’s 2026 fiscal year ended March 27, 2026 (“fiscal year 2026”), the 2025 fiscal year ended March 28, 2025 (“fiscal year 2025”), and 2024 fiscal year ended March 29, 2024 (“fiscal year 2024”) were each 52-week periods.

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

Segment Information

As of March 27, 2026, the Company operates in one reportable segment, which involves the design, development, production and distribution of various ICs in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, measures financial performance as a single enterprise and not on a legal entity or end market basis. The CODM uses consolidated net income or loss, as reported in the Consolidated Statement of Operations, as the profitability measure in making decisions. The measure of segment assets is reported on the balance sheet as total assets. Throughout the year, the CODM allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to a legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.

Business Combinations

The Company accounts for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, the Company measures the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining non-controlling interests and allocates the consideration paid to all items measured. The fair value of identifiable intangible assets acquired are based on valuations that use information and assumptions determined by management’s best estimates of inputs and assumptions a market participant would use.

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

Non-Controlling Interests

The Company, through one of its wholly owned subsidiaries, established an affiliated entity in the Philippines for the primary purpose of purchasing, selling, leasing, developing and otherwise managing real estate acquired by the Company in the Philippines. The Company owns 40% of the equity interest in this entity, and the remaining 60% is held in a trust for the benefit of its employee retirement fund. The portion of the results of operations of this entity is shown as net income attributable to the non-controlling interests in the Company’s consolidated statements of operations for fiscal years 2026, 2025 and 2024. Additionally, the cumulative portion of the results of operations of this entity along with the interest in the net assets is shown as a component of non-controlling interest in the Company’s consolidated balance sheets.

Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments with original maturities of three months or less at the time of acquisition to be cash equivalents. At March 27, 2026 and March 28, 2025, the Company maintained investments in interest-bearing cash accounts. Because of the investments’ short term to maturity and the investments’ relative price insensitivity to changes in market interest rates, cost approximates fair value for these investments. As a result, there were no realized or unrealized gains or losses for the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024. The Company has restricted cash, the use of which is restricted to the benefit of employees through a deferred compensation program.

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

The Company’s cash equivalents and restricted cash are carried at fair values as determined according to the fair value hierarchy described above (see Note 5, “Fair Value Measurements”). The carrying value of accounts receivable, accounts payable and accrued expenses approximate their respective fair value due to the short-term nature of these assets and liabilities. The carrying value of outstanding borrowings under the line of credit agreements approximates fair value as it bears interest at a rate approximating a market interest rate.

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

Sales allowances include sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes price protection provisions provided to distributors. The Company estimates potential future sales allowances based on historical data from prior sales adjustments. Historical experience can change over time. As a result, estimated sales allowances may differ significantly from amounts recorded in the current and historical periods.

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

Asset	Useful Life
Buildings	31 years
Buildings improvements	Economic life of the building improvements
Leasehold improvements	The shorter of the remaining term of the lease or estimated useful life
Machinery and equipment	3 - 10 years
Office Equipment	3 - 7 years

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

In testing goodwill for impairment, the Company has the option to first consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Such qualitative factors include industry and market considerations, economic conditions, entity-specific financial performance and other events, such as changes in management, strategy and primary customer base. If based on the Company’s qualitative assessment it is more likely than not that the fair value of the reporting unit is less than its carrying amount, quantitative impairment testing is required. However, if the Company concludes otherwise, quantitative impairment testing is not required. The results of the Company’s qualitative goodwill impairment test performed on the first business day of the fourth quarter for fiscal years 2026, 2025 and 2024 did not indicate any impairments.

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

Product Warranties

The Company provides warranties on its products to its customers, generally for one year from the date of shipment and in limited cases for longer periods. In the event of a failure of a product covered by these warranties, the Company must repair or replace the product or, if those remedies are insufficient, and at the discretion of the Company, provide a refund. In limited cases, the Company warrants its products to include significant liability beyond the cost of repairing or replacing the product or refunding the sales price of the product. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount, as necessary. If there is a material increase in the rate of customer claims, or the Company’s estimates of probable losses relating to specifically identified warranty exposures are inaccurate, the Company may need to record a charge against future cost of goods sold. There were $3,193 and $1,026 accrued for warranty reserves as of March 27, 2026 and March 28, 2025, respectively.

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

Variable consideration

Variable consideration includes sales in which the amount of consideration that the Company will receive is unknown as of the end of a reporting period. Such consideration primarily includes price protection provisions provided to distributors, sales under agreements that allow rights of return, referred to as stock rotation, provided to distributors, discounts and credits provided to distributors and returns provisions offered to direct customers. The Company estimates potential future returns, credits, and sales allowances based on historical return rates, anticipated customer claims, credits issued, and changes in product sales to customers.

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

Contract Assets and Contract Liabilities

Contract assets and contract liabilities (deferred revenue) net are reported at the contract level for each reporting period. Contract assets typically result from contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. Contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no material contract assets as of March 27, 2026 or March 28, 2025.

Contract liabilities typically result from billings in excess of revenues recognized and relate to products shipped near the end of the reporting period for which the required revenue recognition criteria were not met. The Company had no material contract liabilities as of March 27, 2026 or March 28, 2025.

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

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income attributable to stockholders of the Company by the weighted-average number of common shares outstanding during the reporting period. Diluted net (loss) income per share is computed similarly to basic net (loss) income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Information about potentially dilutive and antidilutive shares for the reporting period is provided in Note 17, “Net (Loss) Income per Share.”

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with financial institutions that management believes to be of a high credit quality. To manage credit risk related to accounts receivables, the Company evaluates the creditworthiness of its customers and maintains allowances, to the extent necessary, for potential credit losses based upon the aging of its accounts receivable balances and known collection issues. The Company has not experienced any material credit losses during the prior two years.

As of both March 27, 2026 and March 28, 2025, no distributor or customer accounted for 10% or more of the Company’s outstanding trade accounts receivable.

For the fiscal year ended March 29, 2024, Sanken Electric Co., Ltd. (“Sanken”) accounted for 0.6% of total net sales. For the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024, sales to our largest, non-affiliated distributor accounted for 9.4%, 9.3%, and 10.2% of total net sales, respectively. No other customers accounted for 10% or more of total net sales for any of these periods. See Note 21, “Related Party Transactions” for a discussion of the termination, distribution and consulting agreements between Sanken and the Company to transition the marketing and sale of the Company’s products in Japan from Sanken to the Company.

During the fiscal year ended March 27, 2026, sales from customers located outside of the United States in the aggregate accounted for 89.7% of the Company’s total net sales, with Greater China accounting for 28.0%, Japan accounting for 17.0% and Taiwan, included in Other Asia with net sales of $89,038, accounting for 10.0%. No other country accounted for greater than 10.0% of total net sales for the fiscal year ended March 27, 2026.

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

Equity-Method Investments

The Company accounts for investments in common stock or partnership interests under the equity method if the Company has the ability to exercise significant influence, but not control, over an investee. Investments in equity-method investees are included within “Equity investment in related party” in the consolidated balance sheets. The Company’s proportional share of the earnings or losses as reported by equity-method investees are classified as “(Loss) income in earnings of equity investment” in the consolidated statements of operations. The Company regularly evaluates these investments, which are not carried at fair value, for other-than-temporary impairment and records any impairment charge in earnings when the decline in value below the carrying amount of its equity-method investment is determined to be other-than-temporary.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. ASU 2025-05 is effective for annual reporting periods that began after December 15, 2025 and interim reporting periods within those annual reporting periods. Early adoption is permitted. ASU 2025-05 is currently being evaluated by the Company, but it is not expected to have a material effect on the Company’s position or operations.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be applied prospectively with the option for retrospective application. The FASB subsequently issued ASU 2025-01 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) to clarify that all public business entities are required to adopt the guidance as stipulated in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to provide additional information of the Company’s tax rate reconciliation, as well as additional disclosures about income taxes paid by jurisdiction. ASU 2023-09 became effective for annual reporting periods that began after December 15, 2024, with early adoption permitted. ASU 2023-09 should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. In fiscal year 2026, the Company adopted ASU 2023-09, which requires enhanced disaggregation of income taxes paid and the effective tax rate reconciliation. The Company adopted this guidance on a prospective basis; accordingly, the newly required disaggregated disclosures are provided for the current period, while prior period disclosures have not been retroactively adjusted and continue to be presented under the previous disclosure requirements, as permitted by ASU 2023-09.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

3.
Business Combinations

Crocus

On August 7, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Crocus Technology International Corp., (“Crocus”). Pursuant to the terms and conditions of the Merger Agreement, on October 31, 2023 (the “Closing Date”), the Company acquired all of the outstanding equity interests of Crocus. The acquisition of Crocus complemented and accelerated the Company’s tunnel magnetoresistance sensors roadmap and strengthens its position in the magnetic sensing market.

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

Allocation of Purchase Price

The acquisition of Crocus was accounted for as a business combination. The purchase price for the acquisition was allocated based upon a valuation of the fair values of assets acquired and liabilities assumed. Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date. Management applied the multi-period excess earnings method under the income approach to estimate the fair value of the completed technology asset and the distributor method under the income approach to estimate the fair value of the customer relationships asset. The fair value of intangible assets was based on estimates and assumptions developed by management. The process for estimating the fair values of identifiable intangible assets required the use of significant estimates and assumptions, including estimating future cash flows relating to revenue growth rates, operating margins, discount rates, and technology obsolescence curves. The excess of the purchase price over the fair values of tangible assets, identifiable intangible assets and assumed liabilities were recorded as goodwill for the acquisition. The allocation of the purchase price was finalized as of March 28, 2025, and no material changes have been made to the preliminary purchase price allocation.

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

The goodwill acquired is not deductible for U.S. income tax purposes. The amortization period for the intangible assets acquired is 12 years for completed technology and 15 years for customer relationships. The intangible assets are amortized using a method that approximates their economic benefit over their estimated useful lives. The goodwill recorded represents the anticipated incremental value of future cash flows potentially attributable to: (i) Crocus’ ability to grow the business with existing and new customers, including leveraging the Company’s customer base; (ii) Crocus’ ability to grow the business through new product introductions; and (iii) cost improvements due to the integration of Crocus’ operations into the Company’s existing infrastructure. Amortization of completed technology is included within cost of goods sold, and customer relationships are included within selling, general and administrative expenses.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

4.
Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by market, by product and by geography for the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024. The categorization of net sales by market is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by market:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Automotive	$628,561	$535,205	$759,454
Industrial and other	261,535	189,801	289,913
Total net sales	$890,096	$725,006	$1,049,367

Net sales by product:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Magnetic sensors	$538,538	$474,557	$649,869
Power integrated circuits	351,558	250,449	399,498
Total net sales	$890,096	$725,006	$1,049,367

Net sales by geography:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Americas:
United States	$91,412	$92,458	$149,283
Other Americas	41,778	24,851	32,119
EMEA:
Europe	120,562	106,726	176,628
Asia:
Greater China	249,417	183,033	274,851
Japan	150,946	153,842	175,713
South Korea	77,976	73,702	113,877
Other Asia	158,005	90,394	126,896
Total net sales	$890,096	$725,006	$1,049,367

The Company recognizes sales net of returns and sales allowances, which include credits issued, price protection adjustments and stock rotation rights. As of March 27, 2026 and March 28, 2025, the obligation associated with returns and sales allowances, was $48,616 and $33,855, respectively, and was netted against trade accounts receivable in the consolidated balance sheets.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

5.
Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of March 27, 2026 and
March 28, 2025 measured at fair value on a recurring basis:

	Fair Value Measurement at March 27, 2026:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$42,173	$—	$—	$42,173
Restricted cash:
Money market fund deposits	6,604	—	—	6,604
Other long-term assets:
Investment in debt security	—	—	3,477	3,477
Total assets	$48,777	$—	$3,477	$52,254

	Fair Value Measurement at March 28, 2025:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market fund deposits	$30,814	$—	$—	$30,814
Restricted cash:
Money market fund deposits	9,773	—	—	9,773
Total assets	$40,587	$—	$—	$40,587

Financial assets measured at fair value on a recurring basis also consist of assets within the Company’s non-U.S. defined benefit plan assets. Fair value information for those assets, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans.”

During the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3.

As of March 27, 2026 and March 28, 2025, the fair value of the Company’s long-term debt was $283,575 and $343,275, respectively. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period, and has been classified as Level 2 within the fair value hierarchy.

As of March 27, 2026, the Company held an investment in debt security with a fair value of $3,477, which is classified as Level 3 within the fair value hierarchy. Given the immateriality of this investment to the Company’s consolidated financial position and results of operations, the quantitative disclosure of significant unobservable inputs otherwise required are not presented.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

6.
Trade Accounts Receivable, Net

Trade accounts receivable, net consisted of the following:

	March 27, 2026	March 28, 2025
Trade accounts receivable	$141,864	$119,071
Less:
Provision for expected credit losses	—	(618)
Returns and sales allowances	(48,616)	(33,855)
Total	$93,248	$84,598

The change in the provision for expected credit losses was not material for the periods presented.

7.
Inventories

Inventories include materials, labor and overhead and consisted of the following:

	March 27, 2026	March 28, 2025
Raw materials and supplies	$10,323	$7,354
Work in process	133,585	127,651
Finished goods	37,844	48,909
Total	$181,752	$183,914

The Company recorded inventory provisions totaling $8,426, $8,537 and $9,055 for the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

8.
Property, Plant and Equipment, Net

Property, plant and equipment, net is stated at cost, and consisted of the following:

	March 27, 2026	March 28, 2025
Land	$26,549	$25,175
Buildings, building improvements and leasehold improvements	63,929	66,258
Machinery and equipment	710,678	670,902
Office equipment	7,243	6,677
Right-of-use asset	8,797	8,182
Construction in progress	51,910	51,580
Total	869,106	828,774
Less: accumulated depreciation	(560,848)	(525,855)
Total	$308,258	$302,919

Total depreciation expense amounted to $39,337, $37,447 and $56,214 for the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024, respectively. Total amortization expense for the finance lease right-of-use asset, amounted to $1,392, $1,397 and $581 for the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024, respectively.

The Company continues to expand and optimize its global manufacturing capacities, such as by its expansion of operations at its Philippines location, and its acquisition of Crocus. Through its expansion efforts, newly acquired machinery and equipment and continuous maintenance and evaluation of on-hand equipment, the Company recognized advancements in equipment quality indicating increased estimated useful lives. During the first quarter of fiscal year 2025, following periodic review of the estimated useful lives of long-lived assets, the Company determined that the useful lives of its machinery and equipment should be increased. Effective March 30, 2024, the Company increased the useful lives of a significant portion of its machinery and equipment from seven years to ten years. For the fiscal year ended March 27, 2026, these changes decreased depreciation expense by $14,944, decreased the benefit for income taxes by $3,138 and decreased net loss by $11,806, or $0.06 per share.

The geographic locations of the Company’s property, plant and equipment, net, which includes the finance lease right-of-use asset, based on physical location of the assets, and as of March 27, 2026 and March 28, 2025 are as follows:

	March 27, 2026	March 28, 2025
United States	$37,593	$35,301
Philippines	228,664	227,038
Other	42,001	40,580
Total	$308,258	$302,919

During the year ended March 28, 2025, the Company classified various units of machinery and equipment as held for sale, as management approved a plan in the fourth quarter of fiscal year 2025 to market these assets to third-party buyers. The planned disposal of these assets did not constitute a strategic shift in the Company’s operations and therefore did not meet the discontinued operations criteria. These assets were intended to be sold within one year of their designation as held for sale. Assets held for sale are measured at the lower of carrying value or the fair value less cost. As of March 27, 2026, no assets met the criteria of held for sale, and as of March 28, 2025, the value of these assets were measured at $16,508.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

As of March 27, 2026, management identified various assets that no longer meet the held for sale classification criteria as management no longer has the intent to sell the assets as it was determined the assets would be needed to support production activities. Following the change in circumstances, assets no longer meeting the held for sale criteria were reclassified as held and used. These assets were measured at their unadjusted carrying value, less the cumulative depreciation that would have been recorded had the asset never been classified as held for sale. The total unadjusted carrying value of assets identified as no longer meeting the held for sale criteria was $9,751. The depreciation adjustment to the unadjusted carrying amount was immaterial.

As of March 27, 2026, the carrying value of the assets classified as held for sale was determined to be greater than their fair value, less costs to sell and, accordingly, the Company recorded a $6,590 impairment on assets held. The impairment charge was recorded to income from continuing operations and is separately disclosed in the Company’s consolidated statement of operations.

9.
Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 29, 2024	$202,425
Adjustments	97
Foreign currency translation	(47)
Balance at March 28, 2025	$202,475
Foreign currency translation	816
Balance at March 27, 2026	$203,291

Intangible assets, net were as follows:

	March 27, 2026
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$53,126	$(30,009)	$23,117
Customer relationships	15,187	(5,125)	10,062
Completed technologies	255,618	(52,391)	203,227
Indefinite-lived process technology and trademarks	2,269	—	2,269
Trademarks and other	93	(93)	—
Total	$326,293	$(87,618)	$238,675

	March 28, 2025
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$49,749	$(25,710)	$24,039
Customer relationships	14,964	(4,102)	10,862
Completed technologies	255,588	(30,648)	224,940
Indefinite-lived process technology and trademarks	2,274	—	2,274
Trademarks and other	86	(86)	—
Total	$322,661	$(60,546)	$262,115

Intangible assets amortization expense was $26,864, $25,658 and $14,587 for the fiscal years ended March 27, 2026,
March 28, 2025 and March 29, 2024, respectively.

In fiscal year 2025, the Company acquired certain intellectual property assets for a total purchase price of $6,000, including certain contingent, milestone-based payments, which were paid during the fiscal year ended March 27, 2026.

In February 2024, the Company initiated a realignment of resources associated with our photonics and advanced 3D imaging solutions business to refocus spending on other technologies. As a result of the change in strategy, the Company recorded impairment charges of $11,600 in the fourth quarter of fiscal year 2024 related to intangible assets, net, and long-lived assets from our 2021 acquisition of Voxtel, Inc. The results of the annual impairment test did not indicate any impairments of any other long-lived intangible assets for fiscal years 2026, 2025 and 2024.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

As of March 27, 2026, amortization expense of intangible assets is expected to be as follows:

2027	$25,915
2028	25,549
2029	25,183
2030	24,822
2031	24,397
Thereafter	110,540
Total	$236,406

10.
Other Assets, Net

The composition of other assets, net was as follows:

	March 27, 2026	March 28, 2025
Deposits	$12,202	$18,876
Other taxes receivable long-term	6,183	5,087
Income taxes receivable long-term	4,733	13,279
Investment in debt security	3,477	—
VAT receivables long-term	1,692	10,227
Other	2,954	1,875
Total	$31,241	$49,344

11.
Accrued Expenses and Other Current Liabilities

The composition of accrued expenses and other current liabilities was as follows:

	March 27, 2026	March 28, 2025
Accrued incentive programs	$44,098	$11,368
Accrued salaries, wages and retirement benefits	18,582	19,555
Accrued professional fees	4,601	6,132
Accrued income taxes	3,946	233
Accrued vacation	3,596	3,566
Accrued warranty costs	3,193	1,026
Accrued severance	1,981	2,336
Accrued interest	1,515	2,025
Accrued contingent consideration	—	5,000
Other	7,960	8,842
Total	$89,472	$60,083

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

12.
Leases

The Company leases real estate, equipment and vehicles under operating lease agreements that have initial terms ranging from one to 13 years. Some leases include one or more options to exercise renewal terms, generally at the Company’s sole discretion, that can extend the lease term. Certain leases contain rights to terminate whereby those termination options are held by either the Company, the lessor, or both parties. These options to extend or terminate a lease are included in the lease term only when it is reasonably certain that the Company will exercise that option. The Company’s leases generally do not contain any material restrictive covenants.

Operating lease cost is recognized on a straight-line basis over the lease term, while finance lease cost is amortized over the expected term on a straight-line basis. Information regarding the Company’s operating and finance leases are as follows:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Operating leases
Operating lease expense	$10,606	$7,695	$6,369
Short term lease expense	274	301	39
Other information:
Cash paid for operating leases	$6,995	$7,064	$6,305
Weighted-average remaining lease term - operating leases	5.1 years	5.3 years	4.4 years
Weighted-average discount rate – operating leases	7.1%	6.5%	6.1%

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Finance leases
Amortization of right-of-use assets	$1,392	$1,397	$581
Interest on lease liabilities	276	246	29
Weighted-average remaining lease term - finance leases	3.6 years	4.6 years	5.6 years
Weighted-average discount rate - finance leases	7.7%	7.7%	7.7%

Finance leases are recorded in the following line items within the consolidated balance sheets:

	March 27, 2026	March 28, 2025
Property, plant and equipment, net	$5,279	$6,206
Current portion of long-term debt	1,530	1,423
Long-term debt	4,862	5,774

As of March 27, 2026, future minimum lease payments under operating and finance leases are as follows:

	Operating Leases	Finance Leases
2027	$6,826	$1,912
2028	5,372	1,912
2029	3,126	1,912
2030	2,034	1,702
2031	1,094	—
Thereafter	4,129	—
Total lease payments	$22,581	$7,438
Less: imputed interest	(3,945)	(1,046)
Total lease liabilities	$18,636	$6,392

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13.
Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025
Term Loan Facility	$285,000	$345,000
Unamortized debt issuance costs	(4,116)	(6,071)
Total loans outstanding	280,884	338,929
Finance lease liabilities	6,392	7,197
Total debt	287,276	346,126
Current portion of long-term debt and finance lease liabilities	(1,530)	(1,423)
Total long-term debt and finance lease liabilities, less current portion	$285,746	$344,703

Revolving Credit Facility under the 2023 Revolving Credit Agreement

On June 21, 2023, the Company entered into a Credit Agreement dated as of June 21, 2023 (as amended, restated, supplemented or otherwise modified, refinanced or replaced from time to time, the “2023 Revolving Credit Agreement”) by and among the Company, Allegro MicroSystems, LLC (“AML”), Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent, a letter of credit issuers parties thereto that provided for a $224,000 revolving credit facility, which included a $20,000 letter of credit sub-facility. On August 6, 2024, upon entry into the Amendment No. 2 (the “Second Amendment”) to the 2023 Revolving Credit Agreement, the total capacity of the revolving credit facility was increased to $256,000, and the Second Amendment also provided for a new $400,000 tranche of term loans maturing in 2030 (the “2024 Term Loans”), which were paid in full in connection with entry into the Third Amendment (as defined below). The revolving credit facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month term SOFR plus 1.00% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. Issuance costs related to the revolving credit facility were not significant. As of March 27, 2026, there were no outstanding borrowings under the revolving credit facility.

The Company will also pay a quarterly commitment fee of 0.20% to 0.25% on the daily amount by which the commitments under the revolving credit facility exceed the outstanding loans and letters of credit under the revolving credit facility. The 2023 Revolving Credit Agreement contains certain covenants applicable to the Company and its subsidiaries, including limitations on additional indebtedness, liens, various fundamental changes, dividends and distributions, investments (including acquisitions), transactions with affiliates, asset sales, prepayment of junior financing, changes in business and other limitations customary in senior secured credit facilities. In addition, the Company is required to maintain a Total Net Leverage Ratio of no more than 4.00 to 1.00 at the end of each fiscal quarter, which may, subject to certain limitations, be increased to 4.50 to 1.00 for any quarter in which an acquisition in excess of $500,000 is conducted and for the three subsequent quarters.

The 2023 Revolving Credit Agreement provides for customary events of default. Upon an event of default, the administrative agent with the consent of, or at the request of, the holders of more than 50% in principal amount of the loans and commitments, may terminate the commitments and accelerate the maturity of the loans and enforce certain other remedies.

The Company was in compliance with its Revolving Credit Facility covenants as of March 27, 2026.

Refinancing and Repricing of Term Loans

On February 6, 2025, the Company entered into Amendment No. 3 (the “Third Amendment”) to the 2023 Revolving Credit Agreement. The Third Amendment provided for a new $375,000 tranche of term loans maturing in 2030 (the “2025 Refinanced Loans”), the proceeds of which were used, in relevant part, to (i) refinance all outstanding borrowings under the 2024 Term Loans, (ii) pay fees and expenses in connection with the foregoing and (iii) for general corporate purposes. The 2025 Refinanced Loans amortized at a rate of 0.00% per annum. The 2025 Refinanced Loans bore interest, at the Company’s option, at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect from time to time plus 2.00% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.00%. The 2025 Refinanced Loans were scheduled to mature on October 31, 2030. The Company incurred costs of $1,090 in connection with the Third Amendment.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Payments of $25,000, $10,000, and $25,000 were applied to the outstanding balance of the 2025 Refinanced Loans on
April 30, 2025, May 30, 2025 and July 31, 2025, respectively.

On January 21, 2026, the Company entered into Amendment No. 4 (the “Fourth Amendment”) to the 2023 Revolving Credit Agreement. The Fourth Amendment provides for a new $285,000 tranche of term loans maturing in October 2030 (the “2026 Refinanced Loans”), the proceeds of which were used, in relevant part, to refinance all outstanding borrowing under the 2025 Refinanced Loans. The 2026 Refinanced Loans amortize at a rate of 0.00% per annum. The 2026 Refinanced Loans bear interest, at the Company’s option, at a rate equal to (i) Term SOFR in effect from time to time plus 1.75% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 0.75%. The 2026 Refinanced Loans will mature on October 31, 2030.

The Company was in compliance with its debt covenants as of March 27, 2026.

14.
Other Long-Term Liabilities

The composition of other long-term liabilities is as follows:

	March 27, 2026	March 28, 2025
Accrued retirement and defined benefit plan obligation	$8,738	$9,997
Provision for uncertain tax positions	6,213	6,022
Other long-term liabilities	163	—
Total	$15,114	$16,019

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

Effect on the consolidated statements of operations

Expense related to the non-U.S. defined benefit plan was as follows:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Service cost	$1,468	$1,456	$1,345
Interest cost	1,042	939	907
Expected return on plan assets	(487)	(446)	(468)
Amortization of prior service cost	(8)	(8)	(8)
Actuarial loss	41	71	33
Net periodic pension expense	$2,056	$2,012	$1,809

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Changes in the benefit obligations and plan assets for the non-U.S. defined benefit plan were as follows:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025
Obligation and funded status of plan:
Benefit obligation at beginning of year	$17,299	$16,194
Service cost	1,468	1,456
Interest cost	1,042	939
Benefits paid	(695)	(892)
Actuarial (gain) loss	(1,294)	11
Foreign currency exchange rate changes	(688)	(409)
Benefit obligation at end of year	$17,132	$17,299
Change in plan assets:
Fair value of plan assets at beginning of year	$8,432	$7,665
Actual return on plan assets	608	597
Employer contributions	1,532	1,122
Benefits paid	(582)	(758)
Foreign currency exchange rate changes	(386)	(194)
Fair value of plan assets at end of year	$9,604	$8,432
Underfunded status at end of year	$(7,528)	$(8,867)

The underfunded plan amounts are recognized as a component of other long-term liabilities in the consolidated balance sheets.

The following table presents the obligations and asset information for the non-U.S. defined benefit plan that has a projected benefit obligation in excess of plan assets:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025
Projected benefit obligations	$17,132	$17,299
Plan assets	9,604	8,432
Accumulated benefit obligations	10,857	10,509

The amounts recorded in AOCI for the non-U.S. defined benefit plan for the fiscal years ended March 27, 2026 and
March 28, 2025 are further detailed below:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025
Net transition obligation	$—	$5
Prior service costs	(73)	(71)
Net actuarial loss	894	2,322
Amounts in AOCI before tax	821	2,256
Less: tax benefit	205	564
Balance, net of tax	$616	$1,692

There is no significant actuarial net gain or loss included in AOCI as of March 27, 2026 that is expected to be amortized into net periodic benefit cost over the next fiscal year.

As of March 27, 2026, the Company does not expect a significant return of plan assets during the next 12 months.

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

Weighted-Average Assumptions Used to Determine Projected Benefit Obligation

	March 27, 2026	March 28, 2025
Non-U.S. assumed discount rate	7.27%	6.33%
Non-U.S. rate of compensation increases	5.50%	5.50%

Weighted-Average Assumptions Used to Determine Net Periodic Benefit Cost

	March 27, 2026	March 28, 2025	March 29, 2024
Non-U.S. assumed discount rate	7.27%	6.33%	6.21%
Non-U.S. expected long-term return on plan assets	5.44%	5.45%	5.54%
Non-U.S. rate of compensation increases	5.50%	5.50%	5.50%

Information on Plan Assets

The table below sets forth the fair value of the entity’s plan assets using the same three-level hierarchy of fair value inputs described in Note 2, “Summary of Significant Accounting Policies”:

	Fair Value at March 27, 2026	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$3,638	$3,638	$—	$—
Unit investment trust fund	1,915	—	1,915	—
Loans	760	—	—	760
Bonds	313	—	313	—
Stocks and other investments	2,978	2,037	1	940
Total	$9,604	$5,675	$2,229	$1,700

	Fair Value at March 28, 2025	Level 1	Level 2	Level 3
Assets of non-U.S. defined benefit plan:
Government securities	$3,023	$3,023	$—	$—
Unit investment trust fund	1,719	—	1,719	—
Loans	654	—	—	654
Bonds	341	—	341	—
Stocks and other investments	2,695	1,845	3	847
Total	$8,432	$4,868	$2,063	$1,501

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The following table shows the change in fair value of Level 3 plan assets:

	Level 3 Non-U.S. Defined Plan Assets
	Loans	Stocks
Balance at March 29, 2024	$574	$909
Additions	475	—
Redemptions	(381)	—
Revaluation of debt and equity securities	—	(39)
Change in foreign currency exchange rates	(14)	(23)
Balance at March 28, 2025	$654	$847
Additions	558	—
Redemptions	(424)	—
Revaluation of debt and equity securities	(2)	126
Change in foreign currency exchange rates	(26)	(33)
Balance at March 27, 2026	$760	$940

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

Cash Flows

During the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024, the Company contributed approximately $1,532, $1,122 and $1,230 to its non-U.S. defined benefit plan, respectively. The Company expects to contribute approximately $2,790 to its non-U.S. defined benefit plan in fiscal year 2027.

Estimated Future Benefit Payments

The following table projects the benefits expected to be paid to participants from the plans in each of the following fiscal years. The majority of the payments will be paid from Company assets.

Pension Benefits
2027	$1,932
2028	1,585
2029	1,373
2030	1,350
2031	1,836
Total 5 years thereafter	10,961
Total	$19,037

Defined Contribution Plan

The Company maintains a 401(k) retirement savings plan (the “401(k) Plan”) for U.S.-based employees who satisfy certain eligibility requirements. Eligible employees may defer a portion of their eligible compensation, within prescribed limits, through contributions to the 401(k) Plan. The Company matches participants’ contributions, up to a maximum of 5% of a participant’s eligible compensation, up to the statutory compensation limit, and these matching contributions are fully vested as of the date they are made. Matching contributions totaled $3,795, $5,910 and $5,956 for the fiscal years ended March 27, 2026, March 28, 2025 and
March 29, 2024, respectively.

The Company also has a defined contribution plan covering substantially all of its European employees. Contributions to this plan totaled approximately $1,833, $1,957 and $1,549 for the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024, respectively.

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

Legal proceedings

The Company is subject to various legal proceedings and claims, and regulatory examinations or investigations arising in the normal course of business, the outcomes of which are subject to significant uncertainty, and the Company’s ultimate liability, if any, is difficult to predict. The Company records an accrual for legal contingencies when it is determined that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In making such determinations, the Company evaluates, among other things, the degree of probability of an unfavorable outcome and when it is probable that a liability has been incurred, the ability to make a reasonable estimate of the loss. If the occurrence of liability is probable and estimable, the Company will disclose the nature of the contingency and the likely amount of such loss or range of loss. The Company is not aware of any pending or threatened legal proceeding against the Company that it believes could have a material adverse effect on the Company’s business, operating results, cash flows or financial position.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

17.
Net (Loss) Income per Share

The following table sets forth the basic and diluted net (loss) income attributable to Allegro MicroSystems, Inc. per share.

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Net (loss) income attributable to Allegro MicroSystems, Inc.	$(14,897)	$(73,010)	$152,697

Basic weighted average common shares	185,035,670	187,707,391	192,573,169
Dilutive effect of common stock equivalents	—	—	2,101,183
Diluted weighted average common shares	185,035,670	187,707,391	194,674,352

Basic net (loss) income per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.08)	$(0.39)	$0.79

Diluted net (loss) income per common share attributable to Allegro MicroSystems, Inc. stockholders	$(0.08)	$(0.39)	$0.78

The computed net (loss) income per share for the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024 does not assume conversion of securities that would have an antidilutive effect on net (loss) income per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net (loss) income per share, as such securities would have an antidilutive effect on net (loss) income per share if the Company had reported net income for the respective periods:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
RSUs	11,940	451,087	40,257
PSUs	21,248	91,210	129,837

The following table represents issued and issuable weighted average share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan (“ESPP”) for the respective period:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
RSUs	—	—	888,811
PSUs	—	—	1,210,124
ESPP	—	—	2,248
Total	—	—	2,101,183

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

18.
Stock-Based Compensation

The Company accounts for stock-based compensation through the measurement and recognition of compensation expense for share-based payment awards made to employees over the related requisite service period, including PSUs and RSUs (all part of our 2020 Omnibus Incentive Compensation Plan). Upon meeting the time-based vesting and, if applicable, any performance conditions, common shares of the Company (net of applicable tax withholding) are issued to the employee in exchange for each share-based unit.

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

Restricted Stock Units

The following table summarizes RSU activity for the fiscal year ended March 27, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 28, 2025	2,330,344	$28.88	0.95	$57,932
Granted	2,080,783	27.29
Issued	(1,109,483)	28.98
Forfeited	(209,201)	28.09
Outstanding - March 27, 2026	3,092,443	$27.83	0.92	$93,144

The weighted-average grant fair value per share for RSUs granted during the fiscal years ended March 27, 2026,
March 28, 2025 and March 29, 2024 was $27.29, $27.54, $36.14, respectively. The stock-based compensation expense related to non-vested awards not yet recorded at March 27, 2026 was $52,736, which is expected to be recognized over a weighted-average of 1.9 years.

The total fair value of vested RSUs was $32,156, $30,072 and $23,032 during the fiscal years ended March 27, 2026,
March 28, 2025 and March 29, 2024, respectively.

Performance Stock Units

The Company also awards PSUs to its senior personnel based on achievement of metrics tied to financial plans and strategic objectives approved by its Board of Directors for establishing target performances. Each award reflects a target number of shares (“Target Shares”) that may be issued to the award recipient. PSU awards are generally earned upon the completion of a multi-year performance period. Whether units are earned at the end of the performance period is determined based on the achievement of certain performance objectives over the performance period. The performance objectives include achieving various metrics such as revenue targets and cumulative earnings before income taxes, depreciation and amortization levels for the performance period, and relative total stockholder return. Depending on the results achieved over the multi-year performance period, the actual number of shares that a grant recipient may receive during and at the end of the period ranges from 0% to 200% of the Target Shares granted.

The weighted-average fair value of the PSUs granted during the year was determined using the Monte Carlo simulation model incorporating the following weighted-average assumptions:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Performance term	2.88 years	2.79 years	2.87 years
Volatility	51.13%	43.46%	47.70%
Risk-free rate of return	3.91%	4.57%	3.68%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	$29.57	$31.83	$43.83

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The following table summarizes PSU activity for the fiscal year ended March 27, 2026:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (In years)	Aggregate Intrinsic Value
Outstanding - March 28, 2025	2,145,781	$24.86	1.80	$53,344
Granted	533,437	29.44
Cancelled	(153,650)	24.32
Issued	(231,653)	27.80
Forfeited	(958,266)	22.54
Outstanding - March 27, 2026	1,335,649	$27.90	1.48	$40,230

PSUs are included at 0% - 200% of target goals. The total compensation cost related to unvested awards not yet recorded at March 27, 2026 was $12,109, which is expected to be recognized over a weighted-average of 2.0 years.

The total grant date fair value of vested PSUs was $6,439, $15,615 and $22,777 during the fiscal years ended March 27, 2026, March 28, 2025 and March 29, 2024, respectively.

Employee Stock Purchase Plan

4,323,711 shares of the Company’s common stock are available for future issuance under the ESPP. The ESPP allows employees to purchase the Company’s common stock at 85% of the lesser of the stock price at the beginning or end of the offering period. Each offering period is six months.

The weighted-average fair value of the ESPP shares was determined using the Black-Scholes model incorporating the following weighted-average assumptions:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Expected performance term	0.50 years	0.50 years	0.50 years
Volatility	53.93%	45.44%	40.97%
Risk-free rate of return	3.87%	4.70%	5.35%
Dividend yield	—%	—%	—%
Weighted-average fair value per share	$9.34	$7.07	$9.51

The Company recorded stock-based compensation expense on its consolidated statements of operations as follows:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
RSUs	$41,309	$32,144	$28,162
PSUs	5,120	8,561	12,825
ESPP	1,384	1,099	1,438
Other	97	64	32
Total	$47,910	$41,868	$42,457

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Cost of sales	$3,955	$2,877	$5,359
Research and development	15,799	14,624	13,894
Selling, general and administrative	28,156	24,367	23,204
Stock-based compensation expense	47,910	41,868	42,457
Income tax benefit	(5,074)	(4,049)	(4,379)
Total stock-based compensation expense, net of taxes	$42,836	$37,819	$38,078

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

19.
Income Taxes

The components of (loss) income before income taxes include the following:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
(Loss) income before income taxes
Domestic operations	$(28,405)	$(106,576)	$183,524
Foreign operations	13,504	20,880	11,273
Total	$(14,901)	$(85,696)	$194,797

Significant components of the income tax (benefit) provision are as follows:

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Current:
Federal	$5,569	$(2,047)	$16,086
State	650	325	1,319
Foreign	5,527	5,090	43,117
Total current	11,746	3,368	60,522
Deferred:
Federal	(10,406)	(15,272)	10,721
State	(140)	(231)	(131)
Foreign	(1,448)	(798)	(29,203)
Total deferred	(11,994)	(16,301)	(18,613)
Total income tax (benefit) provision	$(248)	$(12,933)	$41,909

As detailed in Note 2 “Summary of Significant Accounting Policies” the Company elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the fiscal year ended March 27, 2026 in accordance with the guidance in ASU 2023-09:

	March 27, 2026
	$	%
U.S. federal statutory tax rate	$(3,129)	21.0%
State and local income tax, net of federal income tax effect[1]	364	(2.4)%
Foreign tax effects	1,714	(11.5)%
Effect of cross-border tax laws:
Foreign-derived intangible income benefit	(3,903)	26.2%
Subpart F, GILTI and other inclusions, net of foreign tax credits	(122)	0.8%
Other	867	(5.8)%
Tax credits
R&D credits	(2,179)	14.6%
Changes in valuation allowances	1,339	(9.0)%
Nontaxable or nondeductible items:
Stock-based compensation	2,438	(16.4)%
162(m) limitation	2,626	(17.6)%
Other	173	(1.1)%
Changes in unrecognized tax benefits	(436)	2.9%
Effective tax rate	$(248)	1.7%
1.
During the fiscal year ended March 27, 2026, New Hampshire state taxes made up the majority of this category.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The following table shows the difference between the income tax (benefit) provision at the statutory federal tax rate and the (benefit) provision for income taxes for the fiscal years ended March 28, 2025 and March 29, 2024, using the methodology in place prior to the adoption of ASU 2023-09:

	Fiscal Year Ended
	March 28, 2025	March 29, 2024
Income tax (benefit) provision at U.S. statutory rate	$(17,996)	$40,907
State income taxes, net of federal benefit	266	1,106
Foreign derived intangible income	(2,037)	(25,612)
Research and development tax credit	(3,644)	(6,188)
Stock-based compensation	2,094	(956)
Cumulative provision-to-return	(2,035)	(1,147)
Subpart F and GILTI, net of credits	640	(168)
Provision for uncertain tax positions	(586)	827
162(m) limitation	3,542	3,010
Foreign tax rate	(235)	2,632
Transaction costs	91	1,848
BEAT alternative minimum tax	1,454	—
Entity restructuring	(1,188)	25,921
Nondeductible - loss on forward repurchase contract	7,298	—
Refund interest and other	(597)	(271)
Total income tax (benefit) provision	$(12,933)	$41,909

Entity restructurings are the net tax effect of transactions undertaken to streamline business operations, including the termination of a related party distributor and worthless stock deductions for our photonics subsidiaries, which fully ceased operating during the fiscal year ended March 28, 2025. The March 29, 2024 entity restructuring relates to post-acquisition integrations to align business operations and integrate Crocus’s assets and workforce into the Company’s existing affiliates. The Company engaged in an intra-entity asset sale that resulted in a taxable gain reduced by net operating losses (“NOL”) in France and the generation and utilization of foreign tax credits in the U.S. Assets were transferred at fair market value pursuant to a valuation. The entity restructuring increased the effective tax rate primarily because a deferred tax liability was established on the difference between the fair market value and book value of Crocus’s intellectual property transferred to the U.S.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 27, 2026	March 28, 2025
Deferred income tax assets:
Capitalized research and development costs	$92,034	$87,759
Accrued bonuses, sales commissions and other compensation	10,456	6,502
Inventory and sales related	18,574	15,629
Stock-based compensation	4,651	3,780
Tax credits	3,290	3,154
Lease liabilities	3,960	2,442
Property, plant and equipment, net	1,923	1,918
Other accruals and reserves	1,359	3,753
NOL carryforwards	4,314	5,255
Equity method and other investments	1,352	—
Gross deferred income tax assets	141,913	130,192
Valuation allowance for deferred income tax assets	(5,779)	(4,250)
Total deferred income tax assets	136,134	125,942
Deferred income tax liabilities:
Equity method and other investments	—	(641)
Intangibles assets, net	(38,349)	(42,623)
Property, plant and equipment, net	(15,099)	(12,108)
Right-of-use assets	(2,465)	(2,042)
Total deferred income tax liabilities	(55,913)	(57,414)
Net deferred income tax assets	$80,221	$68,528

The Tax Cuts and Jobs Act of 2017 (“TCJA”) required the capitalization and amortization of domestic and foreign research and development (“R&D”) expenditures over five and 15 years, respectively. On July 4, 2025, the OBBB was enacted and restored immediate expensing for domestic R&D and provided a one-time Accelerated R&D Amortization Election to deduct previously capitalized domestic R&D over two years. In addition, Section 59(e) of the Internal Revenue Code of 1986, as amended (the “IRC”), allows an annual election to capitalize and amortized domestic R&D expenditures over ten-years. The capitalized research and development costs deferred tax asset above represents the tax effect of the remaining cost to be amortized.

The Company acquired NOL and research and development tax credit (“R&D Credit”) carryforwards that are subject to limitations and valuation allowances. The IRC provides for a limitation of the annual use of NOLs, R&D Credits, and other tax attributes following certain ownership changes that limit the ability to utilize NOL and R&D Credit carryforwards. Under IRC Sections 382 and 383, an ownership change is generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period.

NOLs and capital losses may be available to reduce future taxable income. As of March 27, 2026, the Company had net Federal NOLs of $2,857 that were generated after December 31, 2017, and therefore carryforward indefinitely. State NOL carryforwards have been fully utilized. As of March 27, 2026, the Company had deferred tax assets (“DTAs”) related to capital losses, equity method of accounting, and state R&D Credit carryforwards of $1,457, $1,352, and $3,290, respectively. The Company has established valuation allowances of $5,779 to fully offset the capital losses and equity method of accounts DTAs and most of the state R&D Credit.

As of March 27, 2026, the Company had net income taxes refunded for the year was $27,081, which consisted of a $30,889 federal refund offset by $3,324 in net foreign payments (including $2,217 paid to the Philippines) and $484 in net state payments.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

The Company’s intent is to permanently reinvest and use its existing foreign cash to fund its subsidiaries’ working capital needs, short-term and long-term capital projects, and to make investments and acquisitions.

The Company filed carryback claims allowable under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) to utilize NOLs and carryover credits generated during fiscal year 2021. As of March 27, 2026, the Company has $11,468 tax receivables, primarily related to the CARES Act, of which $7,375 is classified as current.

Uncertain Tax Positions

As of March 27, 2026, March 28, 2025 and March 29, 2024, the Company had gross uncertain tax positions which would impact the effective tax rate, if recognized. These amounts are recorded as a long-term liability, as the Company does not anticipate payment within one year.

	Fiscal Year Ended
	March 27, 2026	March 28, 2025	March 29, 2024
Beginning balance	$4,797	$4,980	$2,408
Gross increases - tax positions for prior periods	—	—	2,210
Gross increases - tax positions for current period	—	149	378
Gross decreases lapse of applicable statutes of limitations	(118)	(332)	(16)
Ending balance	$4,679	$4,797	$4,980

The Company believes that all tax positions are adequately provided for; amounts asserted by tax authorities could be greater or less than the accrued position. Accordingly, the Company’s provisions for federal, state and foreign tax related matters to be recorded in the future might change as revised estimates are made, or the underlying matters are settled or otherwise resolved.

The Company’s policy is to classify interest expense and penalties, if any, as components of the income tax (benefit) provision in the consolidated statements of operations. The Company recorded net increases of $305, $323 and $826 in interest, penalties and releases during fiscal years 2026, 2025 and 2024, respectively. As of March 27, 2026 and March 28, 2025, the amount of accrued interest and penalties totaled approximately $1,534 and $1,230, respectively.

Examinations by Tax Authorities

The Company and its subsidiaries are routinely subject to examination by taxing authorities in the United States and the foreign jurisdictions in which it does business. Currently, the Internal Revenue Service is auditing the CARES Act carryback claim for fiscal years 2016 through 2021, and the Bureau of Internal Revenue is auditing our Philippine subsidiary for tax year 2019. U.S. and material foreign jurisdictions statutes of limitation remain open as of 2016.

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

20.
Restructurings

January 2025 Restructuring

In January 2025, management committed to a plan that included repositioning to high-growth and lower cost regions and further consolidation of leased facilities in an effort to optimize its cost structure (the “January 2025 Restructuring”). In connection with the plan, the Company incurred $3,085 and $5,760 of total charges for the fiscal years ended March 27, 2026 and
March 28, 2025, respectively. The Company incurred $1,562 and $5,121 related to employee severance and other employee-related benefit charges for the fiscal years ended March 27, 2026 and March 28, 2025, respectively. The Company does not expect to incur additional material charges related to the January 2025 Restructuring.

The following table presents restructuring, exit costs and other charges, net as included in the Company’s consolidated statement of operations for the fiscal years ended March 27, 2026 and March 28, 2025 related to the January 2025 Restructuring.

	Fiscal Year Ended
	March 27, 2026	March 28, 2025
Cost of goods sold	$301	$1,365
Research and development	1,801	2,585
Selling, general and administrative	983	1,810
	$3,085	$5,760

A summary of changes in the Company’s accrual for employee severance and related expenses related to the January 2025 Restructuring was as follows:

Severance
Balance as of March 29, 2024	$—
Costs incurred	5,121
Cash disbursements	(3,910)
Other	436
Balance as of March 28, 2025	$1,647
Costs incurred	1,562
Cash disbursements	(5,114)
Other	2,067
Balance as of March 27, 2026	$162

June 2025 Restructuring

In June 2025, the Company further consolidated leased facilities and optimized its cost structure through repositioning its workforce to high-growth markets and rebalancing its workforce to lower cost markets (the “June 2025 Restructuring”). In connection with the plan, the Company incurred $10,274 of total charges for the fiscal years ended March 27, 2026 of which $4,826 related to employee severance and other employee-related benefit charges, and $5,027 related to real estate actions. The Company does not expect to incur additional material charges related to the June 2025 Restructuring.

The following table presents restructuring, exit costs and other charges, net as included in the Company’s consolidated statement of operations for the fiscal year ended March 27, 2026 related to the June 2025 Restructuring.

Fiscal Year Ended
March 27, 2026
Cost of goods sold	$1,559
Research and development	2,931
Selling, general and administrative	5,784
$10,274

ALLEGRO MICROSYSTEMS, INC.

Notes to Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

A summary of changes in the Company’s accrual for employee severance and related expenses related to the June 2025 Restructuring was as follows:

Severance
Balance as of March 28, 2025	$—
Costs incurred	4,826
Cash disbursements	(2,726)
Other	(283)
Balance as of March 27, 2026	$1,817

21.
Related Party Transactions

Share repurchase transactions with Sanken

On July 23, 2024, the Company entered into a share repurchase agreement with Sanken (the “Share Repurchase Agreement”) pursuant to which the Company agreed to repurchase 38,767,315 shares of the Company’s common stock from Sanken in a privately negotiated transaction at a price per share equal to the price per share at which the underwriters in a public underwritten equity offering of shares of our common stock would purchase the shares (the “Equity Offering”). The repurchase of shares of common stock occurred in two separate closings, with the first closing taking place after the closing of the Equity Offering (the “First Closing”) and the second closing (the “Second Closing”) occurring after the receipt of the proceeds from the borrowings under the Refinanced 2023 Term Loan Facility. The First Closing of the share repurchase was conditioned upon the closing of the Equity Offering and certain other conditions, and the Second Closing of the share repurchase was conditioned upon the receipt of net proceeds of no less than $300,000 from incremental term loans under the Refinanced 2023 Term Loan Facility. Pursuant to the terms of the Share Repurchase Agreement, Sanken reimbursed the Company for the expenses incurred by the Company in connection with the transactions contemplated by the Share Repurchase Agreement, and paid a facilitation fee of $35,000, which was recorded within additional paid-in-capital with the consolidated statements of changes in equity.

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

Other transactions involving Sanken

Net sales of the Company’s products to Sanken totaled $6,161 for the fiscal year ended March 29, 2024, and are included in net sales to related party in the consolidated statements of operations. Although certain costs are shared or allocated, cost of goods sold and gross margins attributable to related party sales are consistent with those of third-party customers. There were no trade accounts receivable, net from Sanken as of March 27, 2026 or March 28, 2025.

As of March 27, 2026, Sanken held approximately 32.2% of the Company’s outstanding shares of common stock.

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

On March 31, 2025, the Company and Sanken entered into an amendment to the Short-Term Distribution Agreement to extend the term by twelve months. During the fiscal year ended March 27, 2026, no payments were made by the Company to Sanken under the Short-Term Distribution Agreement or the Consulting Agreement.

Transactions involving Polar Semiconductor, LLC (“PSL”)

On April 25, 2024, the Company, Sanken, PSL and PS Investment Aggregator, L.P. (“Subscriber”) entered into a Sale and Subscription Agreement (the “PSL Agreement”), pursuant to which Subscriber and certain of its affiliates agreed to make capital contributions to PSL of $175,000 in exchange for equity interests in PSL, which closed on September 20, 2024 (the “PSL Closing”). As contemplated by the PSL Agreement, the Company agreed to discharge all outstanding PSL Promissory Notes held by the Company for a value of $10,350 in exchange for PSL equity interests. Following the PSL Closing, the Company owned approximately 10.2% of PSL. As a result of PSL’s share issuance to Subscriber, the Company recognized a net loss of $2,804 primarily related to the difference between the selling price per share and its carrying amount per share and after a gain from the conversion of the PSL Promissory Notes. The loss is included in Other income (expense), net in the consolidated statements of operations.

For the fiscal year ended March 27, 2026, the Company made advanced payments for products of $15,000.

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

Other Transactions involving PSL

The Company purchases products from PSL. Purchases of various products from PSL totaled $62,468, $55,001 and $60,426 for the fiscal years ended March 27, 2026, March 28, 2025, and March 29, 2024, respectively. Accounts payable to PSL included in amounts due to related party totaled $4,794 and $6,535 as of March 27, 2026 and March 28, 2025, respectively.

The Company recorded a net loss of $9,399, net gain of $1,176, and net loss of $538 for the fiscal years ended March 27, 2026, March 28, 2025, and March 29, 2024, respectively, related to the Company’s partnership investment in PSL included in (loss) income in earnings of equity investment.