Form 10-Q
period 2026-06-26
ALLEGRO MICROSYSTEMS, INC.
filed 2026-07-31
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2026

or

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

As of July 27, 2026, the registrant had 186,402,046 shares of common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A. “Risk Factors” in this Quarterly Report and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 27, 2026, filed with the Securities and Exchange Commission (“SEC”) on May 21, 2026 (the “2026 Annual Report”), as any such factors may be updated from time to time in our Quarterly Reports on Form 10-Q, and our other filings with the SEC.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	June 26, 2026	March 27, 2026
Assets
Current assets:
Cash and cash equivalents	$162,029	$168,753
Restricted cash	8,444	6,604
Trade accounts receivable, net	98,661	93,248
Accounts receivable - other	12,263	21,735
Inventories	188,064	181,752
Prepaid income taxes	714	1,179
Related party - other current assets	11,250	—
Prepaid expenses and other current assets	26,620	30,335
Total current assets	508,045	503,606
Property, plant and equipment, net	304,336	308,258
Operating lease right-of-use assets, net	12,389	13,587
Deferred income tax assets	81,776	80,221
Goodwill	203,057	203,291
Intangible assets, net	232,855	238,675
Equity investment in related party	18,687	22,296
Related party - other assets	18,750	15,000
Other assets	32,067	31,241
Total assets	$1,411,962	$1,416,175
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$57,826	$44,438
Amounts due to related party	4,607	4,794
Accrued expenses and other current liabilities	67,859	89,472
Current portion of operating lease liabilities	5,417	5,691
Current portion of long-term debt	1,499	1,530
Total current liabilities	137,208	145,925
Long-term debt	285,660	285,746
Operating lease liabilities, less current portion	11,431	12,945
Other long-term liabilities	11,701	15,114
Total liabilities	446,000	459,730
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 186,322,415 shares issued and outstanding at June 26, 2026; 1,000,000,000 shares authorized, 185,357,343 issued and outstanding at March 27, 2026	1,863	1,854
Additional paid-in capital	1,046,867	1,050,582
Accumulated deficit	(52,617)	(68,488)
Accumulated other comprehensive loss	(31,837)	(29,201)
Equity attributable to Allegro MicroSystems, Inc.	964,276	954,747
Non-controlling interest	1,686	1,698
Total stockholders’ equity	965,962	956,445
Total liabilities, non-controlling interest and stockholders’ equity	$1,411,962	$1,416,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Net sales	$259,243	$203,405
Cost of goods sold	133,633	112,103
Gross profit	125,610	91,302
Operating expenses:
Research and development	55,168	46,500
Selling, general and administrative	44,975	47,542
Total operating expenses	100,143	94,042
Operating income (loss)	25,467	(2,740)
Other (expense) income:
Interest expense	(4,384)	(6,359)
Interest income	405	234
Other expense, net	(4,063)	(1,128)
Income (loss) before income taxes	17,425	(9,993)
Income tax provision	1,506	3,169
Net income (loss)	15,919	(13,162)
Net income attributable to non-controlling interest	48	65
Net income (loss) attributable to Allegro MicroSystems, Inc.	$15,871	$(13,227)
Net income (loss) per common share attributable to Allegro MicroSystems, Inc.:
Basic	$0.09	$(0.07)
Diluted	$0.08	$(0.07)
Weighted average shares outstanding:
Basic	185,806,543	184,587,027
Diluted	187,770,061	184,587,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Net income (loss)	$15,919	$(13,162)
Net income attributable to non-controlling interest	48	65
Net income (loss) attributable to Allegro MicroSystems, Inc.	15,871	(13,227)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(2,675)	4,596
Comprehensive income (loss)	13,196	(8,631)
Other comprehensive gain (loss) attributable to non-controlling interest	39	(17)
Comprehensive income (loss) attributable to Allegro MicroSystems, Inc.	$13,235	$(8,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
Balance at March 28, 2025	—	$—	184,286,567	$1,843	$1,012,055	$(53,591)	$(30,752)	$1,545	$931,100
Net (loss) income	—	—	—	—	—	(13,227)	—	65	(13,162)
Dividends to non-controlling interest	—	—	—	—	—	—	—	(23)	(23)
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	655,422	6	10,728	—	—	—	10,734
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(8,988)	—	—	—	(8,988)
Foreign currency translation adjustment	—	—	—	—	—	—	4,579	17	4,596
Balance at June 27, 2025	—	$—	184,941,989	$1,849	$1,013,795	$(66,818)	$(26,173)	$1,604	$924,257

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
Balance at March 27, 2026	—	$—	185,357,343	$1,854	$1,050,582	$(68,488)	$(29,201)	$1,698	$956,445
Net income	—	—	—	—	—	15,871	—	48	15,919
Dividends to non-controlling interest	—	—	—	—	—	—	—	(21)	(21)
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	965,072	9	14,042	—	—	—	14,051
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(17,757)	—	—	—	(17,757)
Foreign currency translation adjustment	—	—	—	—	—	—	(2,636)	(39)	(2,675)
Balance at June 26, 2026	—	$—	186,322,415	$1,863	$1,046,867	$(52,617)	$(31,837)	$1,686	$965,962

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Cash flows from operating activities:
Net income (loss)	$15,919	$(13,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,867	16,216
Amortization of deferred financing costs	297	933
Deferred income taxes	(1,702)	(5,061)
Stock-based compensation	14,128	10,762
Provisions for inventory and expected credit losses	1,555	3,450
Other non-cash reconciling items	(14)	(58)
Changes in operating assets and liabilities:
Trade accounts receivable	(5,413)	(5,332)
Inventories	(7,870)	7,233
Payments to related party	(15,000)	—
Prepaid expenses and other assets	15,515	35,965
Trade accounts payable	13,754	6,281
Due to and from related parties	(188)	(3,633)
Other changes in operating assets and liabilities, net	(25,859)	8,024
Net cash provided by operating activities	21,989	61,618
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,017)	(10,600)
Net cash used in investing activities	(8,017)	(10,600)
Cash flows from financing activities:
Repayment of term loan	—	(35,000)
Finance lease payments	(237)	(202)
Payments for taxes related to net share settlement of equity awards	(17,757)	(8,988)
Net cash used in financing activities	(17,994)	(44,190)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(862)	1,444
Net (decrease) increase in cash and cash equivalents and restricted cash	(4,884)	8,272
Cash and cash equivalents and restricted cash at beginning of period	175,357	131,107
Cash and cash equivalents and restricted cash at end of period	$170,473	$139,379

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. These unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2026 Annual Report. The March 27, 2026 condensed consolidated balance sheet included herein is derived from the Company’s audited consolidated financial statements. In the opinion of the Company’s management, the financial statements for the interim periods presented reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Financial Periods

The Company’s first quarter three-month period is a 13-week period. The Company’s first quarter of fiscal year 2027 ended June 26, 2026, and the Company’s first quarter of fiscal year 2026 ended June 27, 2025.

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

Concentrations of Credit Risk

As of both June 26, 2026 and March 27, 2026, no distributor or customer accounted for 10.0% or more of the Company’s outstanding trade accounts receivable, net.

For the three-month period ended June 26, 2026, one distributor accounted for 12.3% of total net sales. No distributor or customer accounted for 10% or more of total net sales for the three-month period ended June 27, 2025.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. The Company adopted ASU 2025-05 on a prospective basis effective March 28, 2026, and the adoption did not have a material impact on the Company’s consolidated financial statements. In connection with this adoption, the Company elected to apply the practical expedient permitted by the standard, which assumes that current conditions as of the balance sheet date do not change for the remaining life of its applicable financial assets.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be applied prospectively with the option for retrospective application. The FASB subsequently issued ASU No. 2025-01 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to clarify that all public business entities are required to adopt the guidance as stipulated in ASU 2024-03 in annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by market, by product and by geography for the three-month periods ended June 26, 2026 and June 27, 2025. The categorization of net sales by market is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by market:

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Automotive	$165,349	$144,264
Industrial and Other	93,894	59,141
Total net sales	$259,243	$203,405

Net sales by product:

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Magnetic sensors	$149,779	$129,166
Power integrated circuits	109,464	74,239
Total net sales	$259,243	$203,405

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Net sales by geography:

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Americas:
United States	$25,247	$23,774
Other Americas	8,518	8,848
EMEA:
Europe	33,369	30,473
Asia:
Greater China	65,343	57,569
Japan	44,078	33,653
Taiwan	42,887	13,430
South Korea	21,143	19,603
Other Asia	18,658	16,055
Total net sales	$259,243	$203,405

The Company recognizes sales net of returns and sales allowances, which include credits issued, price protection adjustments and stock rotation rights. At June 26, 2026 and March 27, 2026, the obligation associated with returns and sales allowances was $60,756 and $48,616, respectively, and was netted against trade accounts receivable in the consolidated balance sheets.

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of June 26, 2026 and
March 27, 2026, measured at fair value on a recurring basis:

	Fair Value Measurement at June 26, 2026:
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$52,594	$—	$—	$52,594
Time deposits	—	244	—	244
Restricted cash:
Money market fund deposits	8,444	—	—	8,444
Other long-term assets:
Investment in debt security	—	—	3,407	3,407
Total assets	$61,038	$244	$3,407	$64,689

	Fair Value Measurement at March 27, 2026:
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$42,173	$—	$—	$42,173
Restricted cash:
Money market fund deposits	6,604	—	—	6,604
Other long-term assets:
Investment in debt security	—	—	3,477	3,477
Total assets	$48,777	$—	$3,477	$52,254

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Financial assets measured at fair value on a recurring basis also consist of government securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans” within the Company’s 2026 Annual Report. The changes in the Company’s defined benefit plan assets were not material for the three-month period ended June 26, 2026.

During the three-month periods ended June 26, 2026 and June 27, 2025, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3.

The fair value of the Company’s debt was $283,931 and $283,575 as of June 26, 2026 and March 27, 2026, respectively. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period, and has been classified as Level 2 within the fair value hierarchy.

The investment in debt security, which is classified as Level 3 within the fair value hierarchy, was $3,407 and $3,477 as of
June 26, 2026 and March 27, 2026, respectively. The investment in debt security is immaterial to the Company’s condensed consolidated financial statements and the Company has not presented the quantitative disclosure of significant unobservable inputs otherwise required.

5. Trade Accounts Receivable, net

Trade accounts receivable, net, consisted of the following:

	June 26, 2026	March 27, 2026
Trade accounts receivable	$159,417	$141,864
Less:
Returns and sales allowances	(60,756)	(48,616)
Total	$98,661	$93,248

The Company did not have a provision for expected credit losses for the periods presented.

6. Inventories

Inventories include materials, labor and overhead and consisted of the following:

	June 26, 2026	March 27, 2026
Raw materials and supplies	$13,883	$10,323
Work in process	135,221	133,585
Finished goods	38,960	37,844
Total	$188,064	$181,752

The Company recorded inventory provisions totaling $1,555 and $2,886 for the three-month periods ended June 26, 2026 and
June 27, 2025, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

7. Property, Plant and Equipment, net

Property, plant and equipment, net, is stated at cost, and consisted of the following:

	June 26, 2026	March 27, 2026
Land	$25,976	$26,549
Buildings, building improvements and leasehold improvements	63,019	63,929
Machinery and equipment	716,428	710,678
Office equipment	7,184	7,243
Right-of-use asset	8,621	8,797
Construction in progress	52,893	51,910
Total	874,121	869,106
Less accumulated depreciation	(569,785)	(560,848)
Total	$304,336	$308,258

Total depreciation expense amounted to $10,003 and $9,175 for the three-month periods ended June 26, 2026 and
June 27, 2025, respectively. Total amortization expense for the right-of-use asset amounted to $353 and $343 for the three-month periods ended June 26, 2026 and June 27, 2025, respectively.

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

8. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 27, 2026	$203,291
Foreign currency translation	(234)
Balance at June 26, 2026	$203,057

Intangible assets, net, were as follows:

	June 26, 2026
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$53,813	$(30,886)	$22,927
Customer relationships	15,123	(5,261)	9,862
Completed technologies	255,618	(57,821)	197,797
Indefinite-lived process technology and trademarks	2,269	—	2,269
Trademarks and other	91	(91)	—
Total	$326,914	$(94,059)	$232,855

	March 27, 2026
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$53,126	$(30,009)	$23,117
Customer relationships	15,187	(5,125)	10,062
Completed technologies	255,618	(52,391)	203,227
Indefinite-lived process technology and trademarks	2,269	—	2,269
Trademarks and other	93	(93)	—
Total	$326,293	$(87,618)	$238,675

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Intangible assets amortization expense was $6,511 and $6,698 for the three-month periods ended June 26, 2026 and June 27, 2025, respectively.

9. Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	June 26, 2026	March 27, 2026
Term Loan Facility	$285,000	$285,000
Unamortized debt issuance costs	(3,891)	(4,116)
Total loans outstanding	281,109	280,884
Finance lease liabilities	6,050	6,392
Total debt	287,159	287,276
Current portion of long-term debt and finance lease liabilities	(1,499)	(1,530)
Total long-term debt and finance lease liabilities, less current portion	$285,660	$285,746

Revolving Credit Facility under the 2023 Revolving Credit Agreement

On June 21, 2023, the Company entered into a Credit Agreement dated as of June 21, 2023 (as amended, restated, supplemented or otherwise modified, refinanced or replaced from time to time, the “2023 Revolving Credit Agreement”) by and among the Company, Allegro MicroSystems, LLC (“AML”), Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the other parties thereto that provided for a $224,000 revolving credit facility, which included a $20,000 letter of credit sub-facility. On August 6, 2024, upon entry into Amendment No. 2 (the “Second Amendment”) to the 2023 Revolving Credit Agreement, the total capacity of the revolving credit facility was increased to $256,000, and the Second Amendment also provided for a new $400,000 tranche of term loans maturing in 2030 (the “2024 Term Loans”), which were paid in full in connection with entry into the Third Amendment (as defined below). The revolving credit facility is available until, and loans made thereunder will mature on, June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate, or (z) the one-month Term SOFR plus 1.00% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. Issuance costs related to the revolving credit facility were not significant. As of June 26, 2026, there were no outstanding borrowings under the revolving credit facility.

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

The Company was in compliance with the revolving credit facility covenants as of June 26, 2026.

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

The Company was in compliance with its debt covenants as of June 26, 2026.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

11. Net Income (Loss) per Share

The following table sets forth the basic and diluted net income (loss) attributable to Allegro MicroSystems, Inc. per share:

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Net income (loss) attributable to Allegro MicroSystems, Inc.	$15,871	$(13,227)

Basic weighted average common shares	185,806,543	184,587,027
Dilutive effect of common stock equivalents	1,963,518	—
Diluted weighted average common shares	187,770,061	184,587,027

Basic net income (loss) per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.09	$(0.07)
Diluted net income (loss) per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.08	$(0.07)

The computed net income (loss) per share for the three-month periods ended June 26, 2026 and June 27, 2025 does not assume conversion of securities that would have an antidilutive effect on net income (loss) per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net income (loss) per share, as such securities would have an antidilutive effect on net income (loss) per share if the Company had reported net income for those periods:

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
RSUs	9,533	1,709,351
PSUs	—	260,179

The following table represents issued and issuable weighted average share information underlying our outstanding RSUs and PSUs for the three-month periods ended June 26, 2026 and June 27, 2025.

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
RSUs	1,488,134	—
PSUs	441,176	—
ESPP	34,208	—
Total	1,963,518	—

12. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the three-month period ended June 26, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 27, 2026	3,092,443	$27.83
Granted	878,570	45.99
Issued	(1,239,924)	28.46
Forfeited	(36,499)	29.67
Outstanding at June 26, 2026	2,694,590	$33.43

As of June 26, 2026, total unrecognized compensation expense for RSUs issued was $81,367, which is expected to be recognized over a weighted-average period of 2.28 years. The total grant date fair value of RSUs vested was $35,294 for the three-month period ended June 26, 2026.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Performance Stock Units

The following table summarizes the Company’s PSU activity for the three-month period ended June 26, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 27, 2026	1,335,649	$27.90
Granted	280,895	45.97
Cancelled	(5,849)	29.88
Issued	(137,131)	29.51
Forfeited	(2,431)	29.95
Outstanding at June 26, 2026	1,471,133	$30.62

PSUs are included at 0% - 200% of target goals. The total unrecognized compensation expense related to unvested PSUs was $23,455, which is expected to be recognized over a weighted-average period of 2.42 years. The total grant date fair value of PSUs vested was $4,047 for the three-month period ended June 26, 2026.

The Company recorded pre-tax stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Cost of goods sold	$985	$888
Research and development	4,820	2,911
Selling, general and administrative	8,323	6,963
Total pre-tax stock-based compensation expense	$14,128	$10,762

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13. Income Taxes

The Company recorded the following income tax provision in its condensed consolidated statements of operations:

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
Income tax provision	$1,506	$3,169
Effective tax rate	8.6%	(31.7)%

The Company’s income tax provision is comprised of the year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

The Company is subject to tax in the U.S. and various foreign jurisdictions. The Company’s effective income tax rate fluctuates primarily because of the change in the mix of its U.S. and foreign income, the impact of discrete transactions and law changes, tax benefits generated by foreign-derived deduction-eligible income and the foreign derived intangible income deduction (collectively referred to as “FDDEI”), including the permanent impacts of capitalized domestic and foreign research expenses, and research credits, offset by non-deductible stock-based compensation and other charges.

In 2017, the Tax Cuts and Jobs Act (“TCJA”) introduced significant U.S. corporate tax reform to the U.S. Internal Revenue Code (the “Code”), including a requirement to capitalize domestic and foreign research and development expenditures incurred in fiscal years 2023 through 2025. The capitalized amounts were required to be amortized over five and 15 years, respectively. On
July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law, and in general, it extended and modified many of the TCJA provisions of the Code. Specifically, the OBBB provided options to taxpayers such as (i) restoring the ability to immediately expense domestic research and development expenditures (“R&D”), (ii) providing a one-time election to accelerate the deduction of previously capitalized domestic R&D over a two-tax year period (“Accelerated R&D Amortization Election”), (iii) reinstating Section 59(e) of the Code to allow domestic R&D to be capitalized and amortized over 10 years, and (iv) updating Section 280(c) of the Code, which reduces the benefit of the Section 41 R&D Credit. The OBBB changes, especially the Accelerated R&D Amortization Election, result in a current year reduction of the U.S. cash taxes, FDDEI deduction, and R&D credit benefits.

The change in the effective tax rates for the three-month periods primarily resulted from the significant increase in GAAP income before taxes, partially offset by an FDDEI deduction, stock-based compensation windfalls, and R&D credit benefits.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

14. Related Party Transactions

Transactions involving Sanken Electric Co., Ltd. (“Sanken”)

As of June 26, 2026, Sanken held approximately 32.1% of the Company’s outstanding shares of common stock.

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

On March 31, 2025, the Company and Sanken entered into an amendment to the Short-Term Distribution Agreement to extend the term by 12 months. No payments were made by the Company to Sanken under the Short-Term Distribution Agreement or the Consulting Agreement in the three-month period ended June 26, 2026.

Sublease Agreement

On April 1, 2023, our subsidiary, Allegro MicroSystems Japan GK (“Allegro Japan”), entered into a sublease agreement with Sanken pursuant to which Allegro Japan subleases certain office building space in Japan from Sanken. The sublease automatically renews on an annual basis unless either party provides notice to the other party otherwise, and the agreement can be terminated by either party upon providing six months’ notice. The Company made aggregate payments to Sanken under the sublease agreement of $66 and $72 for the three-month periods ended June 26, 2026 and June 27, 2025, respectively.

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

The Company recorded net losses of $3,609 and $821 for the three-month periods ended June 26, 2026 and June 27, 2025, respectively, related to the Company’s partnership investment in PSL.

As of June 26, 2026, the Company has made advance payments for products of $30,000.

Other transactions involving PSL

The Company purchases in-process products from PSL. Purchases of various products from PSL totaled $26,408 and $8,270 for the three-month periods ended June 26, 2026 and June 27, 2025, respectively. Accounts payable to PSL included in amounts due to related party, net totaled $4,607 and $4,794 as of June 26, 2026 and March 27, 2026, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended March 27, 2026, filed with the SEC on May 21, 2026 (the “2026 Annual Report”).

In addition to historical data, this discussion contains forward-looking statements about our business, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties and assumptions. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the section titled “Forward-Looking Statements” and in Part I, Item 1A. “Risk Factors” of our 2026 Annual Report, and Part II, Item 1A. “Risk Factors” of this Quarterly Report. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three-month periods ended June 26, 2026 and June 27, 2025 relate to the 13-week periods ended June 26, 2026 and June 27, 2025, respectively. All references to “2027,” “fiscal year 2027” or similar references relate to the 52-week period ending March 26, 2027. All references to “2026,” “fiscal year 2026” or similar references relate to the 52-week period ended March 27, 2026.

Overview

We are a global leader in the design, development, and marketing of sensor integrated circuits (“ICs”) and application-specific power ICs, that enable the sensing, motion control, and power management functions of complex electromechanical or power conversion systems. We primarily serve automotive and industrial markets, including advanced industrial markets such as Artificial Intelligence (“AI”) data centers, robotics, and energy infrastructure, where our solutions enable customers to sense, move, and manage power with efficiency, precision, and reliability.

Our sensor ICs provide critical feedback for motion, position, speed, and electrical current sensing, while our power ICs control motors and manage power conversion and regulation across a wide range of applications. By embedding system-level intelligence directly into our products, we reduce the number of components required in a customer’s design while improving performance, energy efficiency, safety, and reliability. We believe our deep application knowledge, differentiated technology, and strong customer relationships enable us to deliver solutions that are more integrated, intelligent and efficient than typical ICs.

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio includes more than 1,500 products, and we ship approximately 2.1 billion units annually to more than 15,000 customers worldwide. During the three-month periods ended June 26, 2026 and June 27, 2025, we generated $259.2 million and $203.4 million in total net sales, respectively, with $15.9 million and $(13.2) million in net income (loss), respectively.

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

Design Wins with New and Existing Customers

Our end customers continually develop new products in existing and new application areas, and we work closely with most of our significant original equipment manufacturer (“OEMs”) customers in our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate sales can be lengthy, typically between two and four years. As a result, our future sales are highly dependent on our continued success at winning design mandates from our customers. Further, despite current inflationary and pricing conditions, we expect the average sales prices (“ASPs”) of our products to decline over time, and we consider design wins to be critical to our future success as they help mitigate declines in ASPs. We anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win, with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of a customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.

Customer Demand, Orders and Forecasts

Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality, tariffs and other pricing increases and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. These risks may be compounded by broader geopolitical and supply chain disruptions affecting the electronics supply chain, even when our own supply, manufacturing and distribution capabilities are unaffected. Because our products are incorporated into our customers’ end products alongside components and materials supplied by numerous third parties over whom we have no control, a shortage, trade restriction, geopolitical disruption or other event affecting any other critical component or input could cause our customers to delay, reduce, reschedule or cancel orders for our products, and we have observed that the effects of such disruptions may lag the underlying event by one or more quarters. We are currently operating in an inflationary environment for our products as a result of a rise in global energy and commodity prices and global tariff policies, which also have the potential to reduce end market demand in certain markets. Over the past several quarters, we and other semiconductor companies have experienced an increase in market demand, but historically such periods are often followed by periods of softening demand, primarily driven by lower demand from customers across various markets and digestion of excess accumulated inventory. In addition, factors that cause a reduction in demand from the end users of our OEMs’ or other customers’ products, including as a result of increased prices resulting from a rise in global energy and commodity prices and global trade policies, tariffs or a recessionary environment in the markets in which we operate, may in the future continue to cause our direct customers to significantly reduce the number of products ordered from us.

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

Cyclical Nature of the Semiconductor Industry

The semiconductor industry has historically been highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles in consumer and other rapidly changing markets and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate, and facilities go underutilized. Furthermore, emerging secular growth drivers and concentrated infrastructure investments, such as those supporting advanced computing, AI and data centers, and electrification, may alter the historical amplitude or duration of these industry cycles. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production and productivity and margins generally decline.

Results of Operations

Three-Month Period Ended June 26, 2026 Compared to Three-Month Period Ended June 27, 2025

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended June 26, 2026 and June 27, 2025.

	Three-Month Period Ended		Three-Month Period Ended		Change
	June 26, 2026	As a % of Net Sales	June 27, 2025	As a % of Net Sales	$	%*
		(Dollars in thousands)
Total net sales	$259,243	100.0%	$203,405	100.0%	$55,838	27.5%
Cost of goods sold	133,633	51.5%	112,103	55.1%	21,530	19.2%
Gross profit	125,610	48.5%	91,302	44.9%	34,308	37.6%
Operating expenses:
Research and development	55,168	21.3%	46,500	22.9%	8,668	18.6%
Selling, general and administrative	44,975	17.3%	47,542	23.4%	(2,567)	(5.4)%
Total operating expenses	100,143	38.6%	94,042	46.2%	6,101	6.5%
Operating income (loss)	25,467	9.8%	(2,740)	(1.3)%	28,207	NM
Other (expense) income:
Interest expense	(4,384)	(1.7)%	(6,359)	(3.1)%	1,975	(31.1)%
Interest income	405	0.2%	234	0.1%	171	73.1%
Other expense, net	(4,063)	(1.6)%	(1,128)	(0.6)%	(2,935)	260.2%
Income (loss) before income taxes	17,425	6.7%	(9,993)	(4.9)%	27,418	(274.4)%
Income tax provision	1,506	0.6%	3,169	1.6%	(1,663)	(52.5)%
Net income (loss)	15,919	6.1%	(13,162)	(6.5)%	29,081	(220.9)%
Net income attributable to non-controlling interest	48	0.0%	65	0.0%	(17)	(26.2)%
Net income (loss) attributable to Allegro MicroSystems, Inc.	$15,871	6.1%	$(13,227)	(6.5)%	$29,098	(220.0)%
*NM = Not meaningful

Total net sales

Total net sales increased in the three-month period ended June 26, 2026 compared to the three-month period ended
June 27, 2025. The increase by market, product and geographic location are as follows:

Sales trends by market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	June 26, 2026	June 27, 2025	Amount	%
	(Dollars in thousands)
Automotive	$165,349	$144,264	$21,085	14.6%
Industrial and Other	93,894	59,141	34,753	58.8%
Total net sales	$259,243	$203,405	$55,838	27.5%

Automotive net sales increased in the three-month period ended June 26, 2026 compared to the three-month period ended
June 27, 2025, primarily due to growth in safety, comfort and convenience applications and advanced driver assistance systems (“ADAS”) and components for electrified and hybrid vehicles (“xEV”), (collectively, “Focus Auto”).

Industrial and Other net sales increased in the three-month period ended June 26, 2026 compared to the three-month period ended June 27, 2025, primarily due to increases in demand for data center applications and personal and industrial transport products.

Sales trends by product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	June 26, 2026	June 27, 2025	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”)	$149,779	$129,166	$20,613	16.0%
Power integrated circuits (“PIC”)	109,464	74,239	35,225	47.4%
Total net sales	$259,243	$203,405	$55,838	27.5%

The increase in PIC sales was primarily driven by an increase in demand for our motor and high performance power products. The increase in MS sales was primarily due to an increase in demand for our current sensor products, as well as our magnetic position sensors both of which includes our tunneling magnetoresistance (“TMR”) sensor solutions.

Sales trends by geographic location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	June 26, 2026	June 27, 2025	Amount	%
	(Dollars in thousands)
Americas:
United States	$25,247	$23,774	$1,473	6.2%
Other Americas	8,518	8,848	(330)	(3.7)%
EMEA:
Europe	33,369	30,473	2,896	9.5%
Asia:
Greater China	65,343	57,569	7,774	13.5%
Japan	44,078	33,653	10,425	31.0%
Taiwan	42,887	13,430	29,457	219.3%
South Korea	21,143	19,603	1,540	7.9%
Other Asia	18,658	16,055	2,603	16.2%
Total net sales	$259,243	$203,405	$55,838	27.5%

Taiwan net sales increased in the three-month period ended June 26, 2026 compared to the three-month period ended
June 27, 2025, primarily driven by an increase in demand of our data center applications. Japan net sales increased primarily driven by safety, comfort and convenience applications, xEV components, and internal combustion engine products. Greater China net sales increased primarily driven by an increase in ADAS components, and safety, comfort and convenience applications, partially offset by a decrease in broad-based industrial products. EMEA net sales increased primarily in consumer products. Other Asia net sales increased primarily in personal and industrial transport products.

Cost of goods sold

Cost of goods sold increased in the three-month period ended June 26, 2026 compared to the three-month period ended
June 27, 2025, primarily due to higher production volume in support of higher product sales.

Cost of goods sold as a percentage of our total net sales was 51.5% and 55.1% for the three-month periods ended June 26, 2026 and June 27, 2025, respectively. The decrease was primarily due to the increase in net sales.

Gross profit and gross margin

Gross profit increased in the three-month period ended June 26, 2026 compared to the three-month period ended June 27, 2025, primarily due to the increase in net sales, operating leverage and pricing actions.

Gross margin was 48.5% and 44.9% for the three-month periods ended June 26, 2026 and June 27, 2025, respectively. The increase was primarily due to the increase in net sales and a change in product mix.

Research and development expenses

Research and development (“R&D”) expenses increased in the three-month period ended June 26, 2026 compared to the three-month period ended June 27, 2025, primarily due to the increase in R&D personnel costs.

R&D expenses as a percentage of our total net sales was 21.3% and 22.9% for the three-month periods ended June 26, 2026 and June 27, 2025, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by the increase in personnel costs.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses decreased in the three-month period ended June 26, 2026 compared to the three-month period ended June 27, 2025, primarily due to a decrease in outside services, partially offset by an increase in personnel costs.

SG&A expenses as a percentage of our total net sales was 17.3% and 23.4% in the three-month periods ended June 26, 2026 and June 27, 2025, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, in addition to a decrease in outside services.

Interest expense

Interest expense decreased in the three-month period ended June 26, 2026 compared to the three-month period ended
June 27, 2025. The decrease was due to the voluntary payments applied to the outstanding balance of our Term Loan Facility, in addition to the impact from refinancing in January 2026.

Interest income

Interest income increased in the three-month period ended June 26, 2026 compared to the three-month period ended
June 27, 2025, primarily due to higher cash and cash equivalents balances in interest-bearing accounts.

Other expense, net

The foreign currency loss recorded in the three-month periods ended June 26, 2026 and June 27, 2025 was primarily due to U.S. Dollar weakening against the Philippine Peso.

We recorded a net loss of $3.6 million and $0.8 million for the three-month periods ended June 26, 2026 and June 27, 2025, respectively, related to our equity investment in Polar Semiconductor, LLC.

Income tax provision

Income tax provision and the effective income tax rate were approximately $1.5 million and 8.6%, respectively, in the three-month period ended June 26, 2026, compared to income tax provision and effective income tax rate of approximately $3.2 million and (31.7)%, respectively, in the three-month period ended June 27, 2025. The change in the effective tax rates for the three-month periods primarily resulted from the significant increase in GAAP income before taxes, partially offset by an FDDEI deduction, stock-based compensation windfalls, and R&D credit benefits.

Liquidity and Capital Resources

As of June 26, 2026, we had $162.0 million of cash and cash equivalents and $370.8 million of working capital, compared to $168.8 million of cash and cash equivalents and $357.7 million of working capital as of March 27, 2026. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2027 is to utilize cash on hand and capacity under our revolving credit facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of June 26, 2026, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the current fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 15, “Retirement Plans,” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements in the Company’s 2026 Annual Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the three-month periods ended June 26, 2026 and June 27, 2025:

	Three-Month Period Ended
	June 26, 2026	June 27, 2025
	(dollars in thousands)
Net cash provided by operating activities	$21,989	$61,618
Net cash used in investing activities	(8,017)	(10,600)
Net cash used in financing activities	(17,994)	(44,190)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(862)	1,444
Net (decrease) increase in cash and cash equivalents and restricted cash	$(4,884)	$8,272

Operating Activities

Net cash provided by operating activities was $22.0 million in the three-month period ended June 26, 2026, resulting primarily from a net income of $15.9 million and noncash charges of $31.1 million, further adjusted by a net decrease in cash from an increase in net operating assets and liabilities of $25.1 million. Noncash charges primarily included increases of $16.9 million for depreciation and amortization, $14.1 million of stock-based compensation, and $1.6 million for provisions for inventory and expected credit losses, partially offset by $1.7 million of deferred income taxes. The net increase in operating assets and liabilities consisted of a $25.9 million decrease in other changes in operating assets and liabilities, net, a $15.0 million increase in payment to related party, a $7.9 million increase in inventories, a $5.4 million increase in trade accounts receivable, net, and a $0.2 million decrease in net amounts due to related party, partially offset by a $13.8 million increase in trade accounts payable, and a $15.5 million decrease in prepaid expenses and other assets. The decrease in other changes in operating assets and liabilities, net was primarily the result of a reduction in accrued personnel costs due to the timing of the payments pursuant to our annual incentive compensation plan. The increase in payment to related party was primarily the result of advance payment on products. The increase in inventories was primarily the result of the increase in supplies to support future sales. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year and timing of collections. The decrease in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. Trade accounts payable increased, primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $1.6 million. The decrease in prepaid expenses and other assets was primarily due to the receipt of a tax refund and the additional planning related to the OBBB.

Net cash provided by operating activities was $61.6 million in the three-month period ended June 27, 2025, resulting primarily from a net loss of $13.2 million and noncash charges of $26.2 million, further adjusted by a net increase in cash from a decrease in net operating assets and liabilities of $48.5 million. Noncash charges primarily included increases of $16.2 million for depreciation and amortization, $10.8 million of stock-based compensation, and $3.5 million for provisions for inventory and expected credit losses, partially offset by $5.1 million of deferred income taxes. The net decrease in operating assets and liabilities consisted of a $36.0 million decrease in prepaid expenses and other assets, a $7.2 million decrease in inventories, an $8.0 million increase in other changes in operating assets and liabilities, net and a $6.3 million increase in trade accounts payable, partially offset by a $5.3 million increase in trade accounts receivable, net and a $3.6 million decrease in net amounts due to related party. The increase in trade accounts receivable, net, was primarily a result of increased sales year-over-year. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $2.8 million. The decrease in prepaid expenses and other assets was mostly due to the timing of tax payments. The decrease in inventories was primarily the result of the increase in net sales. The decrease in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in other changes in operating assets and liabilities, net was primarily the result of higher accrued income taxes and accrued personnel costs.

Investing Activities

Net cash used in investing activities was $8.0 million in the three-month period ended June 26, 2026, consisting of purchases of property, plant and equipment.

Net cash used in investing activities was $10.6 million in the three-month period ended June 27, 2025, consisting of purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $18.0 million in the three-month period ended June 26, 2026, primarily consisting of $17.8 million of payments for taxes related to the net settlement of equity awards.

Net cash used in financing activities was $44.2 million in the three-month period ended June 27, 2025, primarily consisting of $35.0 million of payments on our term loans and $9.0 million of payments for taxes related to the net settlement of equity awards.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in our 2026 Annual Report. There have been no material changes in our critical accounting policies and estimates since March 27, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our exposures to market risk since March 27, 2026. For details on the Company’s interest rate, foreign currency exchange rate, and inflation risks, see Part I, Item 7A. “Quantitative and Qualitative Disclosures About Market Risks” in our 2026 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of
June 26, 2026. Based on the evaluation of our disclosure controls and procedures as of June 26, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

Various risk factors associated with our business are included in our 2026 Annual Report, as filed with the SEC on
May 21, 2026. There have been no material changes to those risk factors previously disclosed in our 2026 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

On May 11, 2026, Erin Hagen, the Company’s Senior Vice President, Chief Human Resources Officer, adopted a trading arrangement for the sale of shares of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Trading Plan”). Ms. Hagen's Rule 10b5-1 Trading Plan, which terminates at the close of trading on October 25, 2027, for a total duration of 532 days, provides for the potential sale of up to 6,250 shares of the Company’s common stock pursuant to the terms of the plan. The actual number of shares sold under the Rule 10b5-1 Trading Plan will depend on the sale price of the shares and the resulting amount of gross proceeds.

On May 20, 2026, Jennie Raubacher, a member of the Company’s Board of Directors, adopted a Rule 10b5-1 Trading Plan. Ms. Raubacher’s Rule 10b5-1 Trading Plan, which terminates at the close of trading on March 31, 2027, for a total duration of 315 days, provides for the sale of up to 4,000 shares of the Company’s common stock pursuant to the terms of the plan.

On May 26, 2026, Sharon Briansky, the Company’s Senior Vice President, General Counsel and Corporate Secretary, adopted a Rule 10b5-1 Trading Plan. The Rule 10b5-1 Trading Plan, which terminates at the close of trading on May 3, 2027, for a total duration of 342 days, provides for the potential sale of up to 19,895 shares of the Company’s common stock pursuant to the terms of the plan.

On June 11, 2026, the Michael Doogue Revocable Trust of 2015, which Michael Doogue, the Company's Chief Executive Officer, serves as trustee and as the trust’s indirect beneficial owner, adopted a Rule 10b5-1 Trading Plan. The Rule 10b5-1 Trading Plan, which terminates at the close of trading on June 11, 2028, for a total duration of 731 days, provides for the sale of up to 75,000 shares of the Company’s common stock pursuant to the terms of the plan.

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

ALLEGRO MICROSYSTEMS, INC.

Date: July 31, 2026	By:	/s/ Michael C. Doogue
Michael C. Doogue
President and Chief Executive Officer (principal executive officer)

Date: July 31, 2026	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)