Form 10-Q
period 2026-09-25
ALLEGRO MICROSYSTEMS, INC.
filed 2026-10-30
CIK 866291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2026

or

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

As of October 26, 2026, the registrant had 186,483,352 shares of common stock, par value $0.01 per share, outstanding.

TABLE OF CONTENTS

		Page

	Forward-Looking Statements	2
PART I.	Financial Information	3
Item 1.	Condensed Consolidated Financial Statements (Unaudited)	3
	Condensed Consolidated Balance Sheets as of September 25, 2026 and March 27, 2026 (Unaudited)	3
	Condensed Consolidated Statements of Operations for the three- and six-month periods ended September 25, 2026 and September 26, 2025 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three- and six-month periods ended September 25, 2026 and September 26, 2025 (Unaudited)	5
	Condensed Consolidated Statements of Changes in Equity for the three- and six-month periods ended September 25, 2026 and September 26, 2025 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 25, 2026 and September 26, 2025 (Unaudited)	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
PART II.	Other Information	32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
	Signatures	34

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share amounts)

(Unaudited)

	September 25, 2026	March 27, 2026
Assets
Current assets:
Cash and cash equivalents	$193,039	$168,753
Restricted cash	8,062	6,604
Trade accounts receivable, net	108,455	93,248
Accounts receivable - other	7,681	21,735
Inventories	181,594	181,752
Related party - other current assets	22,500	—
Prepaid expenses and other current assets	39,504	31,514
Total current assets	560,835	503,606
Property, plant and equipment, net	300,656	308,258
Operating lease right-of-use assets, net	11,718	13,587
Deferred income tax assets	84,494	80,221
Goodwill	203,109	203,291
Intangible assets, net	227,114	238,675
Equity investment in related party	15,743	22,296
Related party - other assets	12,500	15,000
Other assets	30,883	31,241
Total assets	$1,447,052	$1,416,175
Liabilities, Non-Controlling Interest and Stockholders’ Equity
Current liabilities:
Trade accounts payable	$56,794	$44,438
Amounts due to related party	3,640	4,794
Accrued expenses and other current liabilities	68,072	89,472
Current portion of operating lease liabilities	5,743	5,691
Current portion of long-term debt	1,506	1,530
Total current liabilities	135,755	145,925
Long-term debt	285,649	285,746
Operating lease liabilities, less current portion	10,207	12,945
Other long-term liabilities	11,551	15,114
Total liabilities	443,162	459,730
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized, 186,483,352 shares issued and outstanding at September 25, 2026; 1,000,000,000 shares authorized, 185,357,343 shares issued and outstanding at March 27, 2026	1,865	1,854
Additional paid-in capital	1,062,360	1,050,582
Accumulated deficit	(29,360)	(68,488)
Accumulated other comprehensive loss	(32,686)	(29,201)
Equity attributable to Allegro MicroSystems, Inc.	1,002,179	954,747
Non-controlling interest	1,711	1,698
Total stockholders’ equity	1,003,890	956,445
Total liabilities, non-controlling interest and stockholders’ equity	$1,447,052	$1,416,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net sales	$276,884	$214,294	$536,127	$417,699
Cost of goods sold	140,722	115,002	274,355	227,105
Gross profit	136,162	99,292	261,772	190,594
Operating expenses:
Research and development	55,756	50,891	110,924	97,391
Selling, general and administrative	44,958	42,158	89,933	89,700
Total operating expenses	100,714	93,049	200,857	187,091
Operating income	35,448	6,243	60,915	3,503
Other (expense) income:
Interest expense	(4,469)	(5,730)	(8,853)	(12,089)
Interest income	267	159	672	393
Other expense, net	(3,418)	(3,387)	(7,481)	(4,515)
Income (loss) before income taxes	27,828	(2,715)	45,253	(12,708)
Income tax provision (benefit)	4,510	(9,298)	6,016	(6,129)
Net income (loss)	23,318	6,583	39,237	(6,579)
Net income attributable to non-controlling interest	61	64	109	129
Net income (loss) attributable to Allegro MicroSystems, Inc.	$23,257	$6,519	$39,128	$(6,708)
Net income (loss) per common share attributable to Allegro MicroSystems, Inc.:
Basic	$0.12	$0.04	$0.21	$(0.04)
Diluted	$0.12	$0.03	$0.21	$(0.04)
Weighted average shares outstanding:
Basic	186,449,984	185,074,119	186,128,253	184,830,588
Diluted	187,717,425	186,305,785	187,760,302	184,830,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net income (loss)	$23,318	$6,583	$39,237	$(6,579)
Net income attributable to non-controlling interest	61	64	109	129
Net income (loss) attributable to Allegro MicroSystems, Inc.	23,257	6,519	39,128	(6,708)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(885)	(220)	(3,560)	4,376
Comprehensive income (loss)	22,372	6,299	35,568	(2,332)
Other comprehensive gain (loss) attributable to non-controlling interest	36	14	75	(3)
Comprehensive income (loss) attributable to Allegro MicroSystems, Inc.	$22,408	$6,313	$35,643	$(2,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
Balance at June 27, 2025	—	$—	184,941,989	$1,849	$1,013,795	$(66,818)	$(26,173)	$1,604	$924,257
Net income	—	—	—	—	—	6,519	—	64	6,583
Employee stock purchase plan issuances	—	—	98,500	1	1,909	—	—	—	1,910
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	71,115	1	13,659	—	—	—	13,660
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(361)	—	—	—	(361)
Foreign currency translation adjustment	—	—	—	—	—	—	(206)	(14)	(220)
Balance at September 26, 2025	—	$—	185,111,604	$1,851	$1,029,002	$(60,299)	$(26,379)	$1,654	$945,829

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
Balance at June 26, 2026	—	$—	186,322,415	$1,863	$1,046,867	$(52,617)	$(31,837)	$1,686	$965,962
Net income	—	—	—	—	—	23,257	—	61	23,318
Employee stock purchase plan issuances	—	—	79,631	1	1,820	—	—	—	1,821
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	81,306	1	14,120	—	—	—	14,121
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(447)	—	—	—	(447)
Foreign currency translation adjustment	—	—	—	—	—	—	(849)	(36)	(885)
Balance at September 25, 2026	—	$—	186,483,352	$1,865	$1,062,360	$(29,360)	$(32,686)	$1,711	$1,003,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands, except share amounts)

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
Balance at March 28, 2025	—	$—	184,286,567	$1,843	$1,012,055	$(53,591)	$(30,752)	$1,545	$931,100
Net (loss) income	—	—	—	—	—	(6,708)	—	129	(6,579)
Dividends to non-controlling interest	—	—	—	—	—	—	—	(23)	(23)
Employee stock purchase plan issuances	—	—	98,500	1	1,909	—	—	—	1,910
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	726,537	7	24,387	—	—	—	24,394
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(9,349)	—	—	—	(9,349)
Foreign currency translation adjustment	—	—	—	—	—	—	4,373	3	4,376
Balance at September 26, 2025	—	$—	185,111,604	$1,851	$1,029,002	$(60,299)	$(26,379)	$1,654	$945,829

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interest	Total Stockholders’ Equity
Balance at March 27, 2026	—	$—	185,357,343	$1,854	$1,050,582	$(68,488)	$(29,201)	$1,698	$956,445
Net income	—	—	—	—	—	39,128	—	109	39,237
Dividends to non-controlling interest	—	—	—	—	—	—	—	(21)	(21)
Employee stock purchase plan issuances	—	—	79,631	1	1,820	—	—	—	1,821
Stock-based compensation, net of forfeitures and restricted stock vested	—	—	1,046,378	10	28,162	—	—	—	28,172
Payments of taxes withheld on net settlement of equity awards	—	—	—	—	(18,204)	—	—	—	(18,204)
Foreign currency translation adjustment	—	—	—	—	—	—	(3,485)	(75)	(3,560)
Balance at September 25, 2026	—	$—	186,483,352	$1,865	$1,062,360	$(29,360)	$(32,686)	$1,711	$1,003,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six-Month Period Ended
	September 25, 2026	September 26, 2025
Cash flows from operating activities:
Net income (loss)	$39,237	$(6,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,108	32,827
Amortization of deferred financing costs	595	1,650
Deferred income taxes	(4,462)	(4,171)
Stock-based compensation	28,270	24,443
Provisions for inventory and expected credit losses	2,347	4,543
Loss in earnings of equity investment	6,553	3,153
Other non-cash reconciling items	52	159
Changes in operating assets and liabilities:
Trade accounts receivable	(15,207)	(21,723)
Inventories	(2,195)	9,253
Payments to related party	(20,000)	—
Prepaid expenses and other assets	5,669	23,474
Trade accounts payable	12,290	4,181
Due to and from related parties	(1,155)	(3,272)
Other changes in operating assets and liabilities, net	(27,265)	14,042
Net cash provided by operating activities	58,837	81,980
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,360)	(17,044)
Investment in equity security	(1,000)	—
Net cash used in investing activities	(15,360)	(17,044)
Cash flows from financing activities:
Repayment of term loan	—	(60,000)
Finance lease payments	(495)	(538)
Payment for intangible assets	—	(1,000)
Payments for taxes related to net share settlement of equity awards	(18,204)	(9,349)
Proceeds from issuance of common stock under employee stock purchase plan	1,821	1,910
Payments for taxes related to repurchase of common stock	—	(1,713)
Dividends paid to non-controlling interest	(21)	(23)
Net cash used in financing activities	(16,899)	(70,713)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(834)	1,484
Net increase (decrease) in cash and cash equivalents and restricted cash	25,744	(4,293)
Cash and cash equivalents and restricted cash at beginning of period	175,357	131,107
Cash and cash equivalents and restricted cash at end of period	$201,101	$126,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

(Amounts in thousands, except share and per share amounts)

1. Nature of the Business and Basis of Presentation

Allegro MicroSystems, Inc., together with its consolidated subsidiaries (the “Company”), is a global leader in the design, development, and marketing of sensor integrated circuits (“ICs”) and application-specific power ICs that enable the sensing, motion control, power management and isolation functions of complex electromechanical or power conversion systems. The Company primarily serves automotive and industrial markets, where its solutions enable customers to sense, move, manage and isolate power with efficiency, precision, and reliability. The Company is incorporated under the laws of Delaware. The Company is headquartered in Manchester, New Hampshire and has a global footprint across multiple continents.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed in, or omitted from, these interim financial statements. These unaudited condensed consolidated financial statements include the Company’s accounts and those of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2026 Annual Report. The March 27, 2026 Condensed Consolidated Balance Sheet included herein is derived from the Company’s audited consolidated financial statements. In the opinion of the Company’s management, the financial statements for the interim periods presented reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results reported in these unaudited condensed consolidated financial statements are not necessarily indicative of results that may be expected for the entire year.

Financial Periods

The Company’s second quarter three-month period is a 13-week period. The Company’s second quarter of fiscal year 2027 ended September 25, 2026, and the Company’s second quarter of fiscal year 2026 ended September 26, 2025.

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

Concentrations of Credit Risk

As of both September 25, 2026 and March 27, 2026, no distributor or customer accounted for 10.0% or more of the Company’s outstanding trade accounts receivable.

For the three-month periods ended September 25, 2026 and September 26, 2025, one distributor accounted for 12.9% and 11.4% of total net sales, respectively. For the six-month period ended September 25, 2026, one distributor accounted for 13.2% of total net sales. No distributor or customer accounted for 10% or more of total net sales for the six-month period ended September 26, 2025.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Segment Information

The Company operates as one reportable segment, which involves the design, development, production and distribution of a portfolio of ICs in various markets worldwide. The Company has a single, company-wide management team that administers all properties as a whole rather than as discrete operating segments. The Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, measures financial performance as a single enterprise and not on a legal entity or end market basis. The CODM uses consolidated net income or loss, as reported in the Condensed Consolidated Statement of Operations, as the profitability measure in making decisions. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as total assets. Throughout the year, the CODM allocates capital resources on a project-by-project basis across the Company’s entire asset base to maximize profitability without regard to a legal entity or end market basis. The Company operates in a number of countries throughout the world in a variety of product lines through its business unit structure.

Recent Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 provides a practical expedient that can be elected to be applied to accounts receivable and contract assets, which would allow entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when estimating expected credit losses for such assets. The Company adopted ASU 2025-05 on a prospective basis effective March 28, 2026, and the adoption did not have a material impact on the Company’s consolidated financial statements. In connection with this adoption, the Company elected to apply the practical expedient permitted by the standard, which assumes that current conditions as of the balance sheet date do not change for the remaining life of its applicable financial assets.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires additional disclosures of the nature of expenses included in the Company’s income statement. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be applied prospectively with the option for retrospective application. The FASB subsequently issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to clarify that all public business entities are required to adopt the guidance as stipulated in ASU 2024-03 in annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

All other recent accounting pronouncements were determined to not have a material impact on the Company’s financial position, results of operations, cash flows, or related disclosures.

3. Revenue from Contracts with Customers

The following tables summarize net sales disaggregated by market, by product and by geography for the three- and six-month periods ended September 25, 2026 and September 26, 2025. The categorization of net sales by market is determined using various characteristics of the product and the application into which the Company’s product will be incorporated. The categorization of net sales by geography is determined based on the location to which the products are shipped.

Net sales by market:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Automotive	$172,492	$155,845	$337,841	$300,109
Industrial and Other	104,392	58,449	198,286	117,590
Total net sales	$276,884	$214,294	$536,127	$417,699

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

Net sales by product:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Magnetic sensors	$157,987	$130,720	$307,766	$259,886
Power integrated circuits	118,897	83,574	228,361	157,813
Total net sales	$276,884	$214,294	$536,127	$417,699

Net sales by geography:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Americas:
United States	$26,713	$23,920	$51,960	$47,694
Other Americas	10,725	12,251	19,243	21,099
EMEA:
Europe	35,731	28,205	69,100	58,678
Asia:
Greater China	69,164	61,880	134,507	119,449
Japan	44,401	35,561	88,479	69,214
Taiwan	42,683	17,873	85,570	31,303
South Korea	22,100	18,420	43,243	38,023
Other Asia	25,367	16,184	44,025	32,239
Total net sales	$276,884	$214,294	$536,127	$417,699

The Company recognizes sales net of returns and sales allowances, which include credits issued, price protection adjustments and stock rotation rights. At September 25, 2026 and March 27, 2026, the obligation associated with returns and sales allowances was $64,823 and $48,616, respectively, and was netted against trade accounts receivable in the consolidated balance sheets.

Unsatisfied performance obligations primarily represent contracts for products with future delivery dates. The Company elected not to disclose the amount of unsatisfied performance obligations as these contracts have original expected durations of less than one year.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities as of September 25, 2026 and
March 27, 2026, measured at fair value on a recurring basis:

	Fair Value Measurement at September 25, 2026:
	Level 1	Level 2	Level 3	Total Fair Value
Assets:
Cash equivalents:
Money market fund deposits	$53,065	$—	$—	$53,065
Restricted cash:
Money market fund deposits	8,062	—	—	8,062
Other long-term assets:
Investment in debt security	—	—	3,423	3,423
Total assets	$61,127	$—	$3,423	$64,550

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

Financial assets measured at fair value on a recurring basis also consist of government securities, unit investment trust funds, loans, bonds, stock and other investments, which constitute the Company’s defined benefit plan assets. Fair value information for those assets, including their classification in the fair value hierarchy, is included in Note 15, “Retirement Plans” within the 2026 Annual Report. The changes in the Company’s defined benefit plan assets were not material for the six-month period ended September 25, 2026.

During the six-month periods ended September 25, 2026 and September 26, 2025, there were no transfers of financial assets or liabilities between Level 1, Level 2 and Level 3.

The fair value of the Company’s debt was $284,644 and $283,575 as of September 25, 2026 and March 27, 2026, respectively. The fair value was determined based on the quoted price of the debt in an inactive market on the last trading date of the reporting period and has been classified as Level 2 within the fair value hierarchy.

The investment in debt security, which is classified as Level 3 within the fair value hierarchy was $3,423 and $3,477 as of September 25, 2026 and March 27, 2026, respectively. The investment in debt security is immaterial to the Company’s condensed consolidated financial statements, and the Company has not presented the quantitative disclosure of significant unobservable inputs otherwise required.

5. Trade Accounts Receivable, net

Trade accounts receivable, net, consisted of the following:

	September 25, 2026	March 27, 2026
Trade accounts receivable	$173,278	$141,864
Less:
Returns and sales allowances	(64,823)	(48,616)
Total	$108,455	$93,248

The Company did not have a provision for expected credit losses for the periods presented.

6. Inventories

Inventories include materials, labor and overhead and consisted of the following:

	September 25, 2026	March 27, 2026
Raw materials and supplies	$10,120	$10,323
Work in process	137,413	133,585
Finished goods	34,061	37,844
Total	$181,594	$181,752

The Company recorded inventory provisions totaling $792 and $2,347 for the three- and six-month periods ended
September 25, 2026, respectively, and $1,094 and $3,980 for the three- and six-month periods ended September 26, 2025, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

7. Property, Plant and Equipment, net

Property, plant and equipment, net is stated at cost and consisted of the following:

	September 25, 2026	March 27, 2026
Land	$25,555	$26,549
Buildings, building improvements and leasehold improvements	66,818	63,929
Machinery and equipment	723,004	710,678
Office equipment	7,418	7,243
Right-of-use asset	8,661	8,797
Construction in progress	48,967	51,910
Total	880,423	869,106
Less accumulated depreciation	(579,767)	(560,848)
Total	$300,656	$308,258

Total depreciation expense amounted to $10,385 and $20,388 for the three- and six-month periods ended September 25, 2026, respectively, and $9,600 and $18,775 for the three- and six-month periods ended September 26, 2025, respectively. Total amortization expense for the right-of-use asset amounted to $349 and $702 for the three- and six-month periods ended September 25, 2026, respectively, and $348 and $691 for the three- and six-month periods ended September 26, 2025, respectively.

8. Goodwill and Intangible Assets

The table below summarizes the changes in the carrying amount of goodwill as follows:

Total
Balance at March 27, 2026	$203,291
Foreign currency translation	(182)
Balance at September 25, 2026	$203,109

Intangible assets, net, were as follows:

	September 25, 2026
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$54,571	$(31,755)	$22,816
Customer relationships	15,137	(5,475)	9,662
Completed technologies	255,618	(63,251)	192,367
Indefinite-lived process technology and trademarks	2,269	—	2,269
Trademarks and other	91	(91)	—
Total	$327,686	$(100,572)	$227,114

	March 27, 2026
Description	Gross	Accumulated Amortization	Net Carrying Amount
Patents	$53,126	$(30,009)	$23,117
Customer relationships	15,187	(5,125)	10,062
Completed technologies	255,618	(52,391)	203,227
Indefinite-lived process technology and trademarks	2,269	—	2,269
Trademarks and other	93	(93)	—
Total	$326,293	$(87,618)	$238,675

Intangible assets amortization expense was $6,507 and $13,018 for the three- and six-month periods ended September 25, 2026, respectively, and $6,663 and $13,361 for the three- and six-month periods ended September 26, 2025, respectively.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

9. Debt and Other Borrowings

The Company’s debt obligations consisted of the following:

	September 25, 2026	March 27, 2026
Term Loan Facility	$285,000	$285,000
Unamortized debt issuance costs	(3,666)	(4,116)
Total loans outstanding	281,334	280,884
Finance lease liabilities	5,821	6,392
Total debt	287,155	287,276
Current portion of long-term debt and finance lease liabilities	(1,506)	(1,530)
Total long-term debt and finance lease liabilities, less current portion	$285,649	$285,746

Revolving Credit Facility under the 2023 Revolving Credit Agreement

On June 21, 2023, the Company entered into a Credit Agreement dated as of June 21, 2023 (as amended, restated, supplemented or otherwise modified, refinanced or replaced from time to time, the “2023 Revolving Credit Agreement”) by and among the Company, Allegro MicroSystems, LLC (“AML”), Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the other parties thereto that provided for a $224,000 revolving credit facility, which included a $20,000 letter of credit sub-facility. On August 6, 2024, upon entry into Amendment No. 2 (the “Second Amendment”) to the 2023 Revolving Credit Agreement, the total capacity of the revolving credit facility was increased to $256,000, and the Second Amendment also provided for a new $400,000 tranche of term loans maturing in 2030 (the “2024 Term Loans”), which were paid in full in connection with entry into the Third Amendment (as defined below). The revolving credit facility is available until, and loans made thereunder will mature on,
June 21, 2028. Under the terms of the 2023 Revolving Credit Agreement, interest is calculated at a rate equal to (i) Term SOFR (as defined in the 2023 Revolving Credit Agreement) in effect, plus the applicable spread (ranging from 1.50% to 1.75%) or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate, or (z) the one-month Term SOFR plus 1.00% in effect, plus the applicable spread (ranging from 0.50% to 0.75%). The applicable spreads are based on the Company’s Total Net Leverage Ratio (as defined in the 2023 Revolving Credit Agreement) at the time of the applicable borrowing. Issuance costs related to the revolving credit facility were not significant. As of September 25, 2026, there were no outstanding borrowings under the revolving credit facility.

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

The Company was in compliance with the revolving credit facility covenants as of September 25, 2026.

Refinancing and Repricing of Term Loans

On February 6, 2025, the Company entered into Amendment No. 3 (the “Third Amendment”) to the 2023 Revolving Credit Agreement. The Third Amendment provided for a new $375,000 tranche of term loans maturing in 2030 (the “2025 Refinanced Loans”), the proceeds of which were used, in relevant part, to (i) refinance all outstanding borrowings under the 2024 Term Loans, (ii) pay fees and expenses in connection with the foregoing, and (iii) for general corporate purposes. The 2025 Refinanced Loans amortized at a rate of 0.00% per annum. The 2025 Refinanced Loans bore interest, at the Company’s option, at a rate equal to (i) Term SOFR in effect from time to time plus 2.00% or (ii) the highest of (x) the Federal funds rate, as published by the Federal Reserve Bank of New York, plus 0.50%, (y) the prime lending rate or (z) the one-month Term SOFR plus 1.00% in effect from time to time plus 1.00%. The 2025 Refinanced Loans were scheduled to mature on October 31, 2030.

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

A payment of $25,000 was applied to the outstanding balance of the 2026 Refinanced Loans on September 30, 2026.

The Company was in compliance with its debt covenants as of September 25, 2026.

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

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

11. Net Income (Loss) per Share

The following table sets forth the basic and diluted net income (loss) attributable to Allegro MicroSystems, Inc. per share:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Net income (loss) attributable to Allegro MicroSystems, Inc.	$23,257	$6,519	$39,128	$(6,708)

Basic weighted average common shares	186,449,984	185,074,119	186,128,253	184,830,588
Dilutive effect of common stock equivalents	1,267,441	1,231,666	1,632,049	—
Diluted weighted average common shares	187,717,425	186,305,785	187,760,302	184,830,588

Basic net income (loss) per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.12	$0.04	$0.21	$(0.04)
Diluted net income (loss) per common share attributable to Allegro MicroSystems, Inc. stockholders	$0.12	$0.03	$0.21	$(0.04)

The computed net income (loss) per share for the three- and six-month periods ended September 25, 2026 and
September 26, 2025 does not assume conversion of securities that would have an antidilutive effect on net income (loss) per share. The following represents contingently issuable shares under the restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) excluded from the computation of net income (loss) per share, as such securities would have an antidilutive effect on net income (loss) per share if the Company had reported net income for those periods:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
RSUs	18,458	5,386	13,996	190,751
PSUs	—	—	—	—

The following table represents issued and issuable weighted average share information underlying our outstanding RSUs, PSUs and participation in our employee stock purchase plan (“ESPP”) for the three- and six-month periods ended September 25, 2026 and September 26, 2025.

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
RSUs	894,843	928,801	1,218,759	—
PSUs	370,333	302,865	397,722	—
ESPP	2,265	—	15,568	—
Total	1,267,441	1,231,666	1,632,049	—

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

12. Common Stock and Stock-Based Compensation

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the six-month period ended September 25, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 27, 2026	3,092,443	$27.83
Granted	931,047	45.78
Issued	(1,324,377)	28.73
Forfeited	(66,878)	31.08
Outstanding at September 25, 2026	2,632,235	$33.63

As of September 25, 2026, total unrecognized compensation expense for RSUs issued was $70,779, which is expected to be recognized over a weighted-average period of 2.09 years. The total grant date fair value of RSUs vested was $38,052 for the six-month period ended September 25, 2026.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the six-month period ended September 25, 2026:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at March 27, 2026	1,335,649	$27.90
Granted	284,092	45.92
Cancelled	(5,532)	29.91
Issued	(144,119)	29.94
Forfeited	(9,531)	31.09
Outstanding at September 25, 2026	1,460,559	$30.60

PSUs are included at 0% - 200% of target goals. The total unrecognized compensation expense related to unvested PSUs was $20,734, which is expected to be recognized over a weighted-average period of 2.2 years. The total grant date fair value of PSUs vested was $4,315 for the six-month period ended September 25, 2026.

The Company recorded pre-tax stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Cost of goods sold	$1,080	$1,017	$2,065	$1,905
Research and development	4,624	4,907	9,444	7,818
Selling, general and administrative	8,438	7,757	16,761	14,720
Total pre-tax stock-based compensation expense	$14,142	$13,681	$28,270	$24,443

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

13. Income Taxes

The Company recorded the following income tax provision (benefit) in its condensed consolidated statements of operations:

	Three-Month Period Ended		Six-Month Period Ended
	September 25, 2026	September 26, 2025	September 25, 2026	September 26, 2025
Income tax provision (benefit)	$4,510	$(9,298)	$6,016	$(6,129)
Effective tax rate	16.2%	342.5%	13.3%	48.2%

The Company’s income tax provision (benefit) is comprised of year-to-date taxes based on an estimate of the annual effective tax rate plus the tax impact of discrete items.

The Company is subject to tax in the U.S. and various foreign jurisdictions. The Company’s effective income tax rate fluctuates primarily because of the change in the mix of its U.S. and foreign income, the impact of discrete transactions and law changes, the deduction for foreign-derived deduction-eligible income (formerly foreign-derived intangible income) (“FDDEI”), including the permanent impacts of capitalized domestic and foreign research expenses, and research credits, offset by non-deductible, stock-based compensation and other charges.

In 2017, the Tax Cuts and Jobs Act (“TCJA”) introduced significant U.S. corporate tax reform to the U.S. Internal Revenue Code (the “Code”), including a requirement to capitalize domestic and foreign research and development expenditures incurred in fiscal years 2023 through 2025. The capitalized amounts were required to be amortized over five and 15 years, respectively. On
July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was enacted into law, and in general, it extended and modified many of the TCJA provisions of the Code. Specifically, the OBBB provided options to taxpayers such as (i) restoring the ability to immediately expense domestic research and development expenditures (“R&D”), (ii) providing a one-time election to accelerate the deduction of previously capitalized domestic R&D over a two-tax year period (“Accelerated R&D Amortization Election”), (iii) reinstating Section 59(e) of the Code to allow domestic R&D to be capitalized and amortized over 10 years, and (iv) updating Section 280C of the Code, which reduces the benefit of the Section 41 R&D Credit. The OBBB changes, especially the Accelerated R&D Amortization Election, result in a current year reduction of the U.S. cash taxes, FDDEI deduction, and R&D credit benefits.

The change in the effective tax rates for the three- and six-month periods primarily resulted from the significant increase in GAAP income before taxes, partially offset by an FDDEI deduction, stock-based compensation windfalls, and R&D credit benefits.

ALLEGRO MICROSYSTEMS, INC.

Notes to Unaudited Condensed Consolidated Financial Statements – (continued)

(Amounts in thousands, except share and per share amounts)

14. Related Party Transactions

Transactions involving Sanken Electric Co., Ltd. (“Sanken”)

As of September 25, 2026, Sanken held approximately 32.0% of the Company’s outstanding shares of common stock.

Sanken Distribution Agreement

On March 30, 2023, the Company entered into a termination of the Company’s distribution agreement with Sanken (the “Termination Agreement”). The Termination Agreement formally terminated the distribution agreement dated as of July 5, 2007, by and between the Company and Sanken (the “Distribution Agreement”), effective March 31, 2023. In connection with the termination of the Distribution Agreement, and, as provided for in the Termination Agreement, the Company made a one-time payment of $5,000 to Sanken in exchange for the cancellation of Sanken’s exclusive distribution rights in Japan. Concurrent with the Termination Agreement, AML and Sanken also entered into a short-term, non-exclusive distribution agreement (as amended, the “Short-Term Distribution Agreement”) and a consulting agreement (the “Consulting Agreement”), each of which was effective April 1, 2023. In addition, the Company allowed a one-time sales return from Sanken of resalable inventory of $4,200. The Short-Term Distribution Agreement provided for the management and sale of Company product inventory for a period of 24 months from April 1, 2023. Under the terms of the Consulting Agreement, Sanken agreed to continue to provide transition services for a period of six months from
April 1, 2023 to a strategic customer as orders for the customer were transitioned from Sanken to the Company, and the Company agreed to pay Sanken for providing these transition services.

On March 31, 2025, the Company and Sanken entered into an amendment to the Short-Term Distribution Agreement that extended the term by 12 months, terminating on March 31, 2026. No payments were made by the Company to Sanken under the Short-Term Distribution Agreement or the Consulting Agreement in the three- or six-month periods ended September 25, 2026.

Sublease Agreement

On April 1, 2023, our subsidiary, Allegro MicroSystems Japan GK (“Allegro Japan”), entered into a sublease agreement with Sanken pursuant to which Allegro Japan subleases certain office building space in Japan from Sanken. The sublease automatically renews on an annual basis unless either party provides notice to the other party otherwise, and the agreement can be terminated by either party upon providing six months’ notice. The Company made aggregate payments to Sanken under the sublease agreement of $65 and $131 for the three- and six-month periods ended September 25, 2026, respectively, and $71 and $143 for the three- and six-month periods ended September 26, 2025, respectively.

Transactions involving Polar Semiconductor, LLC (“PSL”)

On April 25, 2024, the Company, Sanken, PSL and PS Investment Aggregator, L.P. (“Subscriber”) entered into a Sale and Subscription Agreement (the “PSL Agreement”), pursuant to which Subscriber and certain of its affiliates agreed to make capital contributions to PSL of $175,000 in exchange for equity interests in PSL, which closed on September 20, 2024 (the “PSL Closing”). As contemplated by the PSL Agreement, the Company agreed to discharge all outstanding promissory notes from PSL held by the Company for a value of $10,350 in exchange for PSL equity interests. Following the PSL Closing, the Company owned, and continues to own, approximately 10.2% of PSL.

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

The Company recorded net losses of $2,944 and $6,553 for the three- and six-month periods ended September 25, 2026, respectively, and net losses of $2,332 and $3,153 for the three- and six-month periods ended September 26, 2025, respectively, related to the Company’s partnership investment in PSL.

Other transactions involving PSL

The Company purchases in-process products from PSL. Purchases of various products from PSL totaled $16,141 and $42,549 for the three- and six-month periods ended September 25, 2026, respectively, and $9,124 and $17,394 for the three- and six-month periods ended September 26, 2025, respectively. Accounts payable to PSL included in amounts due to related party, net totaled $3,640 and $4,794 as of September 25, 2026 and March 27, 2026, respectively.

As of September 25, 2026, the Company made advance payments to PSL for products of $35,000. Subsequently, an advance payment of $10,000 was made on September 28, 2026.

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

We operate on a 52- or 53-week fiscal year ending on the last Friday of March. Each fiscal quarter has 13 weeks, except in a 53-week year, when the fourth fiscal quarter has 14 weeks. All references to the three- and six-month periods ended
September 25, 2026 and September 26, 2025 relate to the 13- and 26-week periods ended September 25, 2026 and September 26, 2025, respectively. All references to “2027,” “fiscal year 2027” or similar references relate to the 52-week period ending March 26, 2027. All references to “2026,” “fiscal year 2026” or similar references relate to the 52-week period ended March 27, 2026.

Overview

We are a global leader in the design, development, and marketing of sensor integrated circuits (“ICs”) and application-specific power ICs that enable the sensing, motion control, power management and isolation functions of complex electromechanical or power conversion systems. We primarily serve automotive and industrial markets, including advanced industrial markets such as Artificial Intelligence (“AI”) data centers, robotics, and energy infrastructure, where our solutions enable customers to sense, move, manage and isolate power with efficiency, precision, and reliability.

Our sensor ICs provide critical feedback for motion, position, speed, and electrical current sensing, while our power ICs control motors, manage power conversion and regulation, and provide high-voltage isolation across a wide range of applications. By embedding system-level intelligence directly into our products, we reduce the number of components required in a customer’s design while improving performance, energy efficiency, safety, and reliability. We believe our deep application knowledge, differentiated technology, and strong customer relationships enable us to deliver solutions that are more integrated, intelligent and efficient than typical ICs.

We are headquartered in Manchester, New Hampshire and have a global footprint across multiple continents. Our portfolio includes more than 1,500 products, and we ship over 2 billion units annually to more than 15,000 customers worldwide. During the three- and six-month periods ended September 25, 2026, we generated $276.9 million and $536.1 million in total net sales, respectively, with $23.3 million and $39.2 million in net income, respectively. During the three- and six-month periods ended September 26, 2025, we generated $214.3 million and $417.7 million in total net sales, respectively, with $6.6 million in net income and $6.6 million in net loss, respectively.

Other Key Factors and Trends Affecting Our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by numerous other factors and trends, including the following:

Inflation

While global inflation rates have remained persistent, the markets in which we operate have remained elevated and may continue to rise as a result of cost increases attributable to a rise in global energy and commodity prices and global tariff policies. Inflation in recent quarters has led us to experience higher costs, including higher labor costs, wafer and other costs for materials from suppliers, and transportation and energy costs. Our suppliers have raised their prices in recent years and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. If inflation rates continue to rise or remain elevated for a sustained period of time, they could have a material adverse effect on our business, financial condition, results of operations and liquidity. While we have attempted to offset increases in these costs through various productivity and cost reduction initiatives, as well as adjusting our selling prices and releasing new products with improved gross margins, our ability to increase our average selling prices (“ASPs”) depends on market conditions and competitive dynamics. Given the timing of our actions compared to the timing of these inflationary pressures, there may be periods during which we are unable to fully recover the increases in our costs.

Design Wins with New and Existing Customers

Our end customers continually develop new products in existing and new application areas, and we work closely with most of our significant original equipment manufacturer (“OEM”) customers in our target markets to understand their product roadmaps and strategies. For new products, the time from design initiation and manufacturing until we generate sales can be lengthy, typically between two and four years. As a result, our future sales are highly dependent on our continued success at winning designs from our customers. Further, despite current inflationary and pricing conditions, unless we take actions to increase the prices of our products, we expect the ASPs of our products to decline over time, and we consider design wins to be critical to our future success as they help mitigate declines in ASPs. We anticipate being increasingly dependent on revenue from newer design wins for our newer products. The selection process is typically lengthy and may require us to incur significant design and development expenditures in pursuit of a design win, with no assurance that our solutions will be selected. As a result, the loss of any key design win or any significant delay in the ramp-up of volume production of a customer’s products into which our product is designed could adversely affect our business. In addition, volume production is contingent upon the successful introduction and market acceptance of our customers’ end products, which may be affected by several factors beyond our control.

Customer Demand, Orders and Forecasts

Demand for our products is highly dependent on market conditions in the end markets in which our customers operate, which are generally subject to seasonality, cyclicality, tariffs and other pricing increases and competitive conditions. In addition, a substantial portion of our total net sales is derived from sales to customers that purchase large volumes of our products. These customers generally provide periodic forecasts of their requirements. However, these forecasts do not commit such customers to minimum purchases, and customers can revise these forecasts without penalty. In addition, as is customary in the semiconductor industry, customers are generally permitted to cancel orders for our products within a specified period. Cancellations of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses. In addition, changes in forecasts or the timing of orders from customers expose us to the risks of inventory shortages or excess inventory. These risks may be compounded by broader geopolitical and supply chain disruptions affecting the electronics supply chain, even when our own supply, manufacturing and distribution capabilities are unaffected. Because our products are incorporated into our customers’ end products alongside components and materials supplied by numerous third parties over whom we have no control, a shortage, trade restriction, geopolitical disruption or other event affecting any other critical component or input could cause our customers to delay, reduce, reschedule or cancel orders for our products, and we have observed that the effects of such disruptions may lag the underlying event by one or more quarters. We are currently operating in an inflationary environment for our products as a result of a rise in global energy and commodity prices and global tariff policies, which also have the potential to reduce end market demand in certain markets. Over the past several quarters, we and other semiconductor companies have experienced an increase in market demand, but historically such periods are often followed by periods of softening demand, primarily driven by lower demand from customers across various markets and digestion of excess accumulated inventory. In addition, factors that cause a reduction in demand from the end users of our OEM’s or other customers’ products, including as a result of increased prices resulting from a rise in global energy and commodity prices and global trade policies, tariffs or a recessionary environment in the markets in which we operate, may in the future continue to cause our direct customers to significantly reduce the number of products ordered from us.

Manufacturing Costs and Product Mix

Gross margin has been, and will continue to be, affected by a variety of factors, including the ASPs of our products, product mix in a given period, material costs, yields, manufacturing costs and efficiencies. We believe the primary driver of gross margin is the ASP negotiated between us and our customers relative to material costs and yields. Our pricing and margins depend on the volumes and the features of the products we produce and sell to our customers. As our products mature and unit volumes increase, we expect their ASPs to decline in the long-term. We continually monitor and work to reduce the cost of our products and improve the potential value our solutions provide to our customers, as we target new design win opportunities and manage the product life cycles of our existing customer designs. We also maintain a close relationship with our suppliers and subcontractors to improve quality, increase yields and lower manufacturing costs. As a result, these ASP declines often coincide with improvements in manufacturing yields and lower wafer, assembly, and testing costs, as well as selective price increases, which offset some or all of the margin reduction that results from declining ASPs. However, we expect our gross margin to fluctuate on a quarterly basis as a result of changes in ASPs due to product mix, new product introductions, transitions into volume manufacturing and manufacturing costs. Gross margin generally decreases if production volumes are lower as a result of decreased demand, which leads to a reduced absorption of our fixed manufacturing costs. Gross margin generally increases when the opposite occurs.

Cyclical Nature of the Semiconductor Industry

The semiconductor industry has historically been highly cyclical and is characterized by increasingly rapid technological change, product obsolescence, competitive pricing pressures, evolving standards, short product life cycles in consumer and other rapidly changing markets and fluctuations in product supply and demand. New technology may result in sudden changes in system designs or platform changes that may render some of our products obsolete and require us to devote significant research and development resources to compete effectively. Periods of rapid growth and capacity expansion are occasionally followed by significant market corrections in which sales decline, inventories accumulate, and facilities go underutilized. Furthermore, emerging secular growth drivers and concentrated infrastructure investments, such as those supporting advanced computing, AI and data centers, and electrification, may alter the historical amplitude or duration of these industry cycles. During periods of expansion, our margins generally improve as fixed costs are spread over higher manufacturing volumes and unit sales. In addition, we may build inventory to meet increasing market demand for our products during these times, which serves to absorb fixed costs further and increase our gross margins. During an expansion cycle, we may increase capital spending and hiring to add to our production capacity. During periods of slower growth or industry contractions, our sales, production, productivity and margins generally decline.

Results of Operations

Three-Month Period Ended September 25, 2026 Compared to Three-Month Period Ended September 26, 2025

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the three-month periods ended September 25, 2026 and September 26, 2025.

	Three-Month Period Ended		Three-Month Period Ended		Change
	September 25, 2026	As a % of Net Sales	September 26, 2025	As a % of Net Sales	$	%*
		(Dollars in thousands)
Total net sales	$276,884	100.0%	$214,294	100.0%	$62,590	29.2%
Cost of goods sold	140,722	50.8%	115,002	53.7%	25,720	22.4%
Gross profit	136,162	49.2%	99,292	46.3%	36,870	37.1%
Operating expenses:
Research and development	55,756	20.1%	50,891	23.7%	4,865	9.6%
Selling, general and administrative	44,958	16.2%	42,158	19.7%	2,800	6.6%
Total operating expenses	100,714	36.4%	93,049	43.4%	7,665	8.2%
Operating income	35,448	12.8%	6,243	2.9%	29,205	467.8%
Other (expense) income:
Interest expense	(4,469)	(1.6)%	(5,730)	(2.7)%	1,261	(22.0)%
Interest income	267	0.1%	159	0.1%	108	67.9%
Other expense, net	(3,418)	(1.2)%	(3,387)	(1.6)%	(31)	0.9%
Income (loss) before income taxes	27,828	10.1%	(2,715)	(1.3)%	30,543	NM
Income tax provision (benefit)	4,510	1.6%	(9,298)	(4.3)%	13,808	(148.5)%
Net income	23,318	8.4%	6,583	3.1%	16,735	254.2%
Net income attributable to non-controlling interest	61	0.0%	64	0.0%	(3)	(4.7)%
Net income attributable to Allegro MicroSystems, Inc.	$23,257	8.4%	$6,519	3.0%	$16,738	256.8%
*NM = Not meaningful

Total net sales

Total net sales increased in the three-month period ended September 25, 2026 compared to the three-month period ended
September 26, 2025. The increases by market, product and geographic location are as follows:

Sales trends by market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Three-Month Period Ended		Change
	September 25, 2026	September 26, 2025	Amount	%
	(Dollars in thousands)
Automotive	$172,492	$155,845	$16,647	10.7%
Industrial and Other	104,392	58,449	45,943	78.6%
Total net sales	$276,884	$214,294	$62,590	29.2%

Automotive net sales increased in the three-month period ended September 25, 2026 compared to the three-month period ended
September 26, 2025, primarily due to increases in demand for advanced driver assistance systems (“ADAS”), components for electrified and hybrid vehicles (“xEVs”), (collectively, “Focus Auto”), safety, comfort and convenience applications, and internal combustion engine products.

Industrial and Other net sales increased in the three-month period ended September 25, 2026 compared to the three-month period ended September 26, 2025, primarily due to increases in demand for data center applications, consumer products, personal and industrial transport products and broad-based industrial products.

Sales trends by product

The following table summarizes net sales by product.

	Three-Month Period Ended		Change
	September 25, 2026	September 26, 2025	Amount	%
	(Dollars in thousands)
Magnetic sensors (“MS”)	$157,987	$130,720	$27,267	20.9%
Power integrated circuits (“PIC”)	118,897	83,574	35,323	42.3%
Total net sales	$276,884	$214,294	$62,590	29.2%

The increase in PIC sales was primarily driven by an increase in demand for our motor and high-performance power products. The increase in MS sales was primarily due to an increase in demand for our current sensor products and magnetic position sensors, both of which include our tunneling magnetoresistance (“TMR”) sensor solutions, as well as our magnetic speed sensor products.

Sales trends by geographic location

The following table summarizes net sales by geographic location based on ship-to location.

	Three-Month Period Ended		Change
	September 25, 2026	September 26, 2025	Amount	%
	(Dollars in thousands)
Americas:
United States	$26,713	$23,920	$2,793	11.7%
Other Americas	10,725	12,251	(1,526)	(12.5)%
EMEA:
Europe	35,731	28,205	7,526	26.7%
Asia:
Greater China	69,164	61,880	7,284	11.8%
Japan	44,401	35,561	8,840	24.9%
Taiwan	42,683	17,873	24,810	138.8%
South Korea	22,100	18,420	3,680	20.0%
Other Asia	25,367	16,184	9,183	56.7%
Total net sales	$276,884	$214,294	$62,590	29.2%

Taiwan net sales increased in the three-month period ended September 25, 2026 compared to the three-month period ended September 26, 2025, primarily driven by an increase in demand for our data center applications, partially offset by decline in safety, comfort and convenience applications. Other Asia net sales increased primarily driven by sales of personal and industrial transport products. Japan net sales increased primarily driven by demand for safety, comfort and convenience applications, and data center applications. EMEA net sales increased primarily due to increased sales of consumer products. Greater China net sales increased primarily driven by an increase in internal combustion engine products and consumer products. South Korea net sales increased primarily driven by demand for ADAS components. United States net sales increased primarily driven by an increase in broad-based industrial products.

Cost of goods sold

Cost of goods sold increased in the three-month period ended September 25, 2026 compared to the three-month period ended September 26, 2025, primarily due to higher production volume in support of higher product sales.

Cost of goods sold as a percentage of our total net sales was 50.8% and 53.7% for the three-month periods ended
September 25, 2026 and September 26, 2025, respectively. The decrease was primarily due to the increase in net sales and favorable manufacturing absorption.

Gross profit and gross margin

Gross profit increased in the three-month period ended September 25, 2026 compared to the three-month period ended September 26, 2025, primarily due to the increase in net sales and favorable product mix.

Gross margin was 49.2% and 46.3% for the three-month periods ended September 25, 2026 and September 26, 2025, respectively. The increase was primarily due to the increase in net sales and a change in product mix and favorable manufacturing absorption.

Research and development expenses

Research and development (“R&D”) expenses increased in the three-month period ended September 25, 2026 compared to the three-month period ended September 26, 2025, primarily due to the increase in personnel costs and general operating expenses.

R&D expenses as a percentage of our total net sales were 20.1% and 23.7% for the three-month periods ended
September 25, 2026 and September 26, 2025, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by the increase in personnel costs and general operating expenses.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses increased in the three-month period ended September 25, 2026 compared to the three-month period ended September 26, 2025, primarily due to an increase in personnel costs.

SG&A expenses as a percentage of our total net sales were 16.2% and 19.7% in the three-month periods ended
September 25, 2026 and September 26, 2025, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by the increase in personnel costs.

Interest expense

Interest expense decreased in the three-month period ended September 25, 2026 compared to the three-month period ended September 26, 2025. The decrease was due to the voluntary payments applied to the outstanding balance of our term loans under our revolving credit facility (as described in Note 9, “Debt and Other Borrowings” to the unaudited condensed consolidated financial statements included in this Quarterly Report), in addition to the impact from refinancing the Company’s outstanding term loans under the Company’s revolving credit facility in January 2026.

Interest income

Interest income increased in the three-month period ended September 25, 2026 compared to the three-month period ended September 26, 2025, primarily due to higher cash and cash equivalents balances in interest-bearing accounts.

Other expense, net

The foreign currency loss recorded in the three-month period ended September 25, 2026 was primarily due to U.S. Dollar weakening against the Philippine Peso. The foreign currency loss recorded in the three-month period ended September 26, 2025 was primarily due to the U.S. Dollar weakening against various currencies, including the Euro and the Philippine Peso.

We recorded a net loss of $3.0 million and $2.4 million for the three-month periods ended September 25, 2026 and
September 26, 2025, respectively, related to our equity investment in Polar Semiconductor, LLC.

Income tax provision (benefit)

Income tax provision and the effective income tax rate were approximately $4.5 million and 16.2%, respectively, in the three-month period ended September 25, 2026, compared to income tax benefit and effective income tax rate of approximately $9.3 million and 342.5%, respectively, in the three-month period ended September 26, 2025. The change in the effective tax rates for the three-month periods primarily resulted from the significant increase in GAAP income before taxes, partially offset by the deduction for foreign-derived deduction-eligible income (formerly foreign-derived intangible income) (“FDDEI”), stock-based compensation windfalls, and R&D credit benefits.

Six-Month Period Ended September 25, 2026 Compared to Six-Month Period Ended September 26, 2025

The following table summarizes our results of operations and our results of operations as a percentage of total net sales for the six-month periods ended September 25, 2026 and September 26, 2025.

	Six-Month Period Ended		Six-Month Period Ended		Change
	September 25, 2026	As a % of Net Sales	September 26, 2025	As a % of Net Sales	$	%
	(Dollars in thousands)
Total net sales	$536,127	100.0%	$417,699	100.0%	$118,428	28.4%
Cost of goods sold	274,355	51.2%	227,105	54.4%	47,250	20.8%
Gross profit	261,772	48.8%	190,594	45.6%	71,178	37.3%
Operating expenses:
Research and development	110,924	20.7%	97,391	23.3%	13,533	13.9%
Selling, general and administrative	89,933	16.8%	89,700	21.5%	233	0.3%
Total operating expenses	200,857	37.5%	187,091	44.8%	13,766	7.4%
Operating income	60,915	11.4%	3,503	0.8%	57,412	NM
Other (expense) income:
Interest expense	(8,853)	(1.7)%	(12,089)	(2.9)%	3,236	(26.8)%
Interest income	672	0.1%	393	0.1%	279	71.0%
Other expense, net	(7,481)	(1.4)%	(4,515)	(1.1)%	(2,966)	65.7%
Income (loss) before income taxes	45,253	8.4%	(12,708)	(3.0)%	57,961	(456.1)%
Income tax provision (benefit)	6,016	1.1%	(6,129)	(1.5)%	12,145	(198.2)%
Net income (loss)	39,237	7.3%	(6,579)	(1.6)%	45,816	(696.4)%
Net income attributable to non-controlling interests	109	0.0%	129	0.0%	(20)	(15.5)%
Net income (loss) attributable to Allegro MicroSystems, Inc.	$39,128	7.3%	$(6,708)	(1.6)%	$45,836	(683.3)%
*NM = Not meaningful

Total net sales

Total net sales increased in the six-month period ended September 25, 2026 compared to the six-month period ended
September 26, 2025. The increases by market, product and geographic location are as follows:

Sales trends by market

The following table summarizes total net sales by market. The categorization of net sales by market is based on the characteristics of the end product and application into which our product will be designed.

	Six-Month Period Ended		Change
	September 25, 2026	September 26, 2025	Amount	%
	(Dollars in thousands)
Automotive	$337,841	$300,109	$37,732	12.6%
Industrial and Other	198,286	117,590	80,696	68.6%
Total net sales	$536,127	$417,699	$118,428	28.4%

Automotive net sales increased in the six-month period ended September 25, 2026 compared to the six-month period ended
September 26, 2025, primarily due to growth in Focus Auto, safety, comfort and convenience applications, and internal combustion engine products.

Industrial and Other net sales increased in the six-month period ended September 25, 2026 compared to the six-month period ended September 26, 2025, primarily due to increases in demand for data center applications, consumer products, and personal and industrial transport products.

Sales trends by product

The following table summarizes net sales by product.

	Six-Month Period Ended		Change
	September 25, 2026	September 26, 2025	Amount	%
	(Dollars in thousands)
MS	$307,766	$259,886	$47,880	18.4%
PIC	228,361	157,813	70,548	44.7%
Total net sales	$536,127	$417,699	$118,428	28.4%

The increase in PIC sales was primarily driven by an increase in demand for our motor and high-performance power products. The increase in MS sales was primarily due to an increase in demand for our current sensor products and magnetic position sensors, both of which include our TMR sensor solutions, as well as our magnetic speed sensor products.

Sales trends by geographic location

The following table summarizes net sales by geographic location based on ship-to location.

	Six-Month Period Ended		Change
	September 25, 2026	September 26, 2025	Amount	%
	(Dollars in thousands)
Americas:
United States	$51,960	$47,694	$4,266	8.9%
Other Americas	19,243	21,099	(1,856)	(8.8)%
EMEA:
Europe	69,100	58,678	10,422	17.8%
Asia:
Greater China	134,507	119,449	15,058	12.6%
Japan	88,479	69,214	19,265	27.8%
Taiwan	85,570	31,303	54,267	173.4%
South Korea	43,243	38,023	5,220	13.7%
Other Asia	44,025	32,239	11,786	36.6%
Total net sales	$536,127	$417,699	$118,428	28.4%

Taiwan net sales increased in the six-month period ended September 25, 2026 compared to the six-month period ended September 26, 2025, primarily driven by an increase in demand for our data center applications, partially offset by decrease in safety, comfort and convenience applications. Japan net sales increased primarily driven by safety, comfort and convenience applications, data center applications and Focus Auto. Greater China net sales increased primarily driven by an increase in internal combustion engine products, ADAS components, consumer products, and safety, comfort and convenience applications, partially offset by a decrease in broad-based industrial products. Other Asia net sales increased primarily due to an increase in demand for personal and industrial transport products. EMEA net sales increased primarily due to increases in consumer products and xEV components. South Korea net sales increased primarily due to an increase in demand for ADAS components and safety, comfort and convenience applications. United States net sales increased primarily due to increases in broad-based industrial products.

Cost of goods sold

Cost of goods sold increased in the six-month period ended September 25, 2026 compared to the six-month period ended September 26, 2025, primarily due to higher production volume in support of higher product sales.

Cost of goods sold as a percentage of our total net sales was 51.2% and 54.4% for the six-month periods ended
September 25, 2026 and September 26, 2025, respectively. The decrease was primarily due to the increase in net sales and favorable manufacturing absorption.

Gross profit and gross margin

Gross profit increased in the six-month period ended September 25, 2026 compared to the six-month period ended
September 26, 2025, primarily due to the increase in net sales and favorable product mix.

Gross margin was 48.8% and 45.6% for the six-month periods ended September 25, 2026 and September 26, 2025, respectively. The increase was primarily due to the increase in net sales and a change in product mix and favorable manufacturing absorption.

Research and development expenses

R&D expenses increased in the six-month period ended September 25, 2026 compared to the six-month period ended
September 26, 2025, primarily due to the increase in personnel costs, operating expenses and outside services.

R&D expenses as a percentage of our total net sales were 20.7% and 23.3% for the six-month periods ended
September 25, 2026 and September 26, 2025, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, partially offset by the increase in personnel costs, operating expenses and outside services.

Selling, general and administrative expenses

SG&A expenses increased in the six-month period ended September 25, 2026 compared to the six-month period ended September 26, 2025, primarily due to an increase in personnel costs, partially offset by a decrease in outside services.

SG&A expenses as a percentage of our total net sales were 16.8% and 21.5% in the six-month periods ended
September 25, 2026 and September 26, 2025, respectively. The decrease as a percentage of total net sales was primarily due to the increase in net sales, in addition to a decrease in outside services, partially offset by an increase in personnel costs.

Interest expense

Interest expense decreased in the six-month period ended September 25, 2026 compared to the six-month period ended September 26, 2025. The decrease was due to the voluntary payments applied to the outstanding balance of our term loans under our revolving credit facility, in addition to the impact from refinancing the Company’s outstanding term loans under the Company’s revolving credit facility in January 2026.

Interest income

Interest income increased in the six-month period ended September 25, 2026 compared to the six-month period ended September 26, 2025, primarily due to higher cash and cash equivalents balances in interest-bearing accounts.

Other expense, net

The foreign currency loss recorded in the six-month period ended September 25, 2026 was primarily due to the U.S. Dollar weakening against the Philippine Peso. The foreign currency loss recorded in the six-month period ended September 26, 2025 was primarily due to the U.S. Dollar weakening against various currencies, including the Euro and the Philippine Peso.

We recorded a net loss of $6.6 million and $3.2 million for the six-month periods ended September 25, 2026 and
September 26, 2025, respectively, related to our equity investment in Polar Semiconductor, LLC.

Income tax provision (benefit)

Income tax provision and the effective income tax rate were approximately $6.0 million and 13.3%, respectively, in the six-month period ended September 25, 2026, compared to income tax benefit and effective income tax rate of approximately $6.1 million and 48.2%, respectively, in the six-month period ended September 26, 2025. The change in the effective tax rates for the six-month periods primarily resulted from the significant increase in GAAP income before taxes, partially offset by the FDDEI deduction, stock-based compensation windfalls, and R&D credit benefits.

Liquidity and Capital Resources

As of September 25, 2026, we had $193.0 million of cash and cash equivalents and $425.1 million of working capital, compared to $168.8 million of cash and cash equivalents and $357.7 million of working capital as of March 27, 2026. Working capital is impacted by the timing and extent of our business needs.

Our primary requirements for liquidity and capital resources besides our growth initiatives are working capital, capital expenditures, principal and interest payments on our outstanding debt, and other general corporate needs. Historically, these cash requirements have been met through cash provided by operating activities and cash and cash equivalents. Our current capital deployment strategy for fiscal year 2027 is to utilize cash on hand and capacity under our revolving credit facility to support our continued growth initiatives into select markets and planned capital expenditures, as well as consider potential acquisitions. As of September 25, 2026, the Company was not party to any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The cash requirements for the current fiscal year relate to our operating leases, operating and capital purchase commitments, and expected contributions to our defined benefit and contribution plans. Additionally, we expect to continue to strategically invest in expanding our operations in China, Europe, Japan and India in order to directly manage and service our customers in these markets, which could result in increases in our total net sales, cost of goods sold and operating expenses. For information regarding the Company’s expected cash requirements and timing of payments related to leases, noncancellable purchase commitments and pension and defined contribution plans, see Note 12, “Leases,” Note 15, “Retirement Plans,” and Note 16, “Commitments and Contingencies” to the audited consolidated financial statements in the 2026 Annual Report.

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

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows for the six-month periods ended September 25, 2026 and September 26, 2025:

	Six-Month Period Ended
	September 25, 2026	September 26, 2025
	(Dollars in thousands)
Net cash provided by operating activities	$58,837	$81,980
Net cash used in investing activities	(15,360)	(17,044)
Net cash used in financing activities	(16,899)	(70,713)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(834)	1,484
Net increase (decrease) in cash and cash equivalents and restricted cash	$25,744	$(4,293)

Operating Activities

Net cash provided by operating activities was $58.8 million in the six-month period ended September 25, 2026, resulting primarily from net income of $39.2 million and noncash charges of $67.5 million, further adjusted by a net decrease in cash from an increase in net operating assets and liabilities of $47.9 million. Noncash charges primarily included increases of $34.1 million for depreciation and amortization, $28.3 million of stock-based compensation, $6.6 million of loss in earnings of equity investment, and $2.3 million for provisions for inventory and expected credit losses, partially offset by $4.5 million of deferred income taxes. The net increase in operating assets and liabilities consisted of a $27.3 million decrease in other changes in operating assets and liabilities, net, a $20.0 million increase in payment to related party, a $2.2 million increase in inventories, a $15.2 million increase in trade accounts receivable, net, and a $1.2 million increase in net amounts due to and from related party, partially offset by a $12.3 million increase in trade accounts payable, and a $5.7 million decrease in prepaid expenses and other assets. The decrease in other changes in operating assets and liabilities, net was primarily the result of a reduction in accrued personnel costs due to the timing of the payments pursuant to our annual incentive compensation plan. The increase in payment to related party was primarily the result of advance payment on products. The increase in inventories was primarily the result of the increase in supplies to support future sales. The increase in trade accounts receivable, net was primarily a result of increased sales year-over-year and timing of collections. The increase in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. Trade accounts payable increased, primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $2.0 million. The decrease in prepaid expenses and other assets was primarily due to the timing of tax payments.

Net cash provided by operating activities was $82.0 million in the six-month period ended September 26, 2025, resulting primarily from a net loss of $6.6 million and noncash charges of $62.6 million, further adjusted by a net increase in cash from a decrease in net operating assets and liabilities of $26.0 million. Noncash charges primarily included increases of $32.8 million for depreciation and amortization, $24.4 million of stock-based compensation, $4.5 million for provisions for inventory and expected credit losses and $3.2 million in loss in earnings of equity investment, partially offset by $4.2 million of deferred income taxes. The net decrease in operating assets and liabilities consisted of a $23.5 million decrease in prepaid expenses and other assets, a $9.3 million decrease in inventories, a $14.0 million increase in other changes in operating assets and liabilities, net, and a $4.2 million increase in trade accounts payable, partially offset by a $21.7 million increase in trade accounts receivable, net and a $3.3 million increase in net amounts due to and from related party. The increase in trade accounts receivable, net, was primarily a result of increased sales year-over-year and timing of collections. Trade accounts payable increased primarily due to the timing of payments to suppliers and vendors, including unpaid capital expenditures of $1.1 million. The decrease in prepaid expenses and other assets was mostly due to the timing of tax payments. The decrease in inventories was primarily the result of the increase in net sales. The decrease in net amounts due to related party was primarily due to variations in the timing of such payments in the ordinary course of business. The increase in other changes in operating assets and liabilities, net was primarily the result of higher accrued income taxes and accrued personnel costs.

Investing Activities

Net cash used in investing activities was $15.4 million in the six-month period ended September 25, 2026, consisting of $14.4 million for purchases of property, plant and equipment and $1.0 million for investment in equity security.

Net cash used in investing activities was $17.0 million in the six-month period ended September 26, 2025, consisting of purchases of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $16.9 million in the six-month period ended September 25, 2026, primarily consisting of $18.2 million of payments for taxes related to the net settlement of equity awards.

Net cash used in financing activities was $70.7 million in the six-month period ended September 26, 2025, primarily consisting of $60.0 million of payments on our term loans and $9.3 million of payments for taxes related to the net settlement of equity awards.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have not been any material changes in our exposures to market risk since March 27, 2026. For details on the Company’s interest rate, foreign currency exchange rate, and inflation risks, see Part I, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2026 Annual Report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of
September 25, 2026. Based on the evaluation of our disclosure controls and procedures as of September 25, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

During the three-month period ended September 25, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

ALLEGRO MICROSYSTEMS, INC.

Date: October 30, 2026	By:	/s/ Michael C. Doogue
Michael C. Doogue
President and Chief Executive Officer (principal executive officer)

Date: October 30, 2026	By:	/s/ Derek P. D’Antilio
Derek P. D’Antilio
Executive Vice President, Chief Financial Officer and Treasurer (principal financial officer)